Form 10-Q
period 2003-06-30
DIGITAL THEATER SYSTEMS INC
filed 2003-08-14
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 000-50335

DIGITAL THEATER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467655 (I.R.S. employer identification number)

5171 Clareton Drive Agoura Hills, California 91301 (Address of principal executive offices and zip code)	(818) 706-3525 (Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of August 12, 2003 a total of 13,688,137 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DIGITAL THEATER SYSTEMS, INC.
FORM 10-Q

i

DIGITAL THEATER SYSTEMS, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Theater Systems, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of	As of
	December 31,	June 30,

	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,907	$3,222
Short-term investments	2,144	2,156
Accounts receivable, net of allowance for doubtful accounts of $437 and $506 at December 31, 2002 and June 30, 2003, respectively	5,618	5,417
Inventories	4,646	5,394
Deferred tax assets, net	5,129	5,129
Prepaid expenses and other	729	1,402

Total current assets	20,173	22,720
Property and equipment, net	3,099	3,014
Patents and trademarks	442	409
Deferred tax assets	2,049	2,049
Other assets	16	21

Total assets	$25,779	$28,213

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,638	$2,114
Accrued expenses	5,627	6,293
Income taxes payable	2,527	1,833

Total current liabilities	10,792	10,240
Commitments and contingencies (Note 6)
Mandatorily redeemable preferred stock — $0.0001 par value, 10,000,000 shares authorized; 7,800,891 shares outstanding at December 31, 2002 and June 30, 2003	21,302	20,919
Stockholders’ equity (deficit):
Common stock — $0.0001 par value, 30,000,000 shares authorized; 4,412,116 and 4,566,924 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	1	1
Additional paid-in capital	(1,008)	(578)
Accumulated deficit	(5,308)	(2,369)

Total stockholders’ deficit	(6,315)	(2,946)

Total liabilities, mandatorily redeemable preferred stock and stockholders’ deficit	$25,779	$28,213

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Revenues:
Technology and film licensing	$6,237	$9,554	$13,524	$19,678
Product sales and other revenues	2,143	2,147	4,273	3,779

Total revenues	8,380	11,701	17,797	23,457
Cost of goods sold:
Technology and film licensing	967	1,045	1,933	1,885
Product sales and other revenues	1,608	1,744	3,308	3,317

Total cost of goods sold	2,575	2,789	5,241	5,202

Gross profit	5,805	8,912	12,556	18,255
Operating expenses:
Selling, general and administrative	4,211	4,865	7,712	9,856
Research and development	1,031	1,174	1,861	2,344

Total operating expenses	5,242	6,039	9,573	12,200

Income from operations	563	2,873	2,983	6,055
Interest and other (income) expense, net	33	(13)	94	53

Income before provision for income taxes	530	2,886	2,889	6,002
Provision for income taxes	197	1,041	1,076	2,128

Net income	333	1,845	1,813	3,874
Accretion and accrued dividends on preferred stock	(457)	(467)	(928)	(935)

Net income (loss) attributable to common stockholders	$(124)	$1,378	$885	$2,939

Net income (loss) attributable to common stockholders per common share:
Basic	$(0.03)	$0.31	$0.21	$0.66

Diluted	$(0.03)	$0.13	$0.10	$0.27

Weighted average shares used to compute net income (loss) attributable to common stockholders per common share:
Basic	4,295,419	4,500,885	4,295,419	4,462,479

Diluted	4,295,419	10,970,303	9,137,588	10,801,941

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Six Months Ended
	June 30,

	2002	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$1,813	$3,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	473
Stock-based compensation charges	60	425
Allowance for doubtful accounts	—	100
Loss on disposal of property and equipment	—	82
Changes in operating assets and liabilities:
Accounts receivable	437	101
Inventories	(719)	(748)
Prepaid expenses and other assets	(6)	(678)
Accounts payable and accrued expenses	(741)	142
Income taxes payable	(140)	(694)

Net cash provided by operating activities	1,389	3,077

Cash flows from investing activities:
Purchase of short-term investments	—	(12)
Purchase of property and equipment	(547)	(400)
Payment for patents and trademarks in process	(43)	(37)

Net cash used in investing activities	(590)	(449)

Cash flows from financing activities:
Net repayments under bank line of credit	(2,021)	—
Payment of dividends to preferred stockholders	—	(1,318)
Issuance of common stock upon exercise of employee stock options	—	1
Issuance of common stock upon exercise of warrants	—	4

Net cash used in financing activities	(2,021)	(1,313)

Net increase (decrease) in cash and cash equivalents	(1,222)	1,315
Cash and cash equivalents, beginning of period	6,858	1,907

Cash and cash equivalents, end of period	$5,636	$3,222

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 (included in our Registration Statement on Form S-1).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issues No. 00-21 is not anticipated to have an impact on the Company’s consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 is not anticipated to have any impact on the Company’s financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not anticipated to have any impact on the Company’s financial position, results of operations, or cash flows.

Note 3 — Certain Balance Sheet Items

     Inventories consist of the following:

	As of	As of
	December 31,	June 30,
	2002	2003

		(Unaudited)
Raw materials	$713	$754
Work in process	35	17
Finished goods	3,898	4,623

Total inventories	$4,646	$5,394

     Property and equipment consist of the following:

	As of	As of
	December 31,	June 30,
	2002	2003

		(Unaudited)
Machinery and equipment	$3,384	$2,364
Office furniture and fixtures	2,046	1,604
Leasehold improvements	2,677	2,599

	8,107	6,567
Less: Accumulated depreciation	(5,008)	(3,553)

Property and equipment, net	$3,099	$3,014

Note 4 — Bank Line of Credit

     The Company has a $10,000 working capital credit facility with a bank that matures on June 30, 2004. The bank agreement provides for working capital financing based on specified percentages of inventory, accounts receivable, cash and marketable securities, and is collateralized by substantially all of the Company’s assets. The bank agreement requires the Company to comply with certain restrictive covenants including maintenance of certain working capital, tangible net worth and profitability levels.

     At December 31, 2002 and June 30, 2003, there were no balances outstanding under this agreement and there was $6,000 and $7,100, respectively, of available borrowings under this credit facility pursuant to an availability formula based on cash, cash equivalents, short-term investments, 80% of eligible accounts receivable and 20% of inventory (up to a maximum of $1,000). Future borrowings will bear interest at rates ranging from the prime rate, as defined, minus 0.5% to the prime rate plus 1% (3.75% to 5.25% at December 31, 2002). A commitment fee of 0.25% per annum is paid on the daily unused balance under the line of credit.

Note 5 — Income Taxes

     The income tax provisions for the three and six months ended June 30, 2003 were $1,041 and $2,128, respectively.

     The estimated effective tax rates applied for 2002 and 2003 were 37% and 35%, respectively, and represented federal, state and foreign taxes on the Company’s income. The effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by the Company’s wholly owned subsidiaries.

Note 6 — Commitments and Contingencies

Indemnities, Commitments and Guarantees

     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

Note 7 — Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

     To date, options have been granted at exercise prices that equal or exceed market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) attributable to common stockholders and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Net income (loss) attributable to common stockholders:
As reported	$(124)	$1,378	$885	$2,939
Additional stock-based compensation expense determined under the fair value method, net of tax	—	(46)	43	(86)

Pro forma	$(124)	$1,332	$932	$2,853

Net income (loss) attributable to common stockholders per common share-basic:
As reported	$(0.03)	$0.31	$0.21	$0.66
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	—	(0.01)	0.01	(0.02)

Pro forma	$(0.03)	$0.30	$0.22	$0.64

Net income (loss) attributable to common stockholders per common share-diluted:
As reported	$(0.03)	$0.13	$0.10	$0.27
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	—	(0.01)	—	(0.01)

Pro forma	$(0.03)	$0.12	$0.10	$0.26

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three months ended June 30, 2002 and 2003, the Company recorded stock-based compensation expense of $60 and $22, respectively. For the six months ended June 30, 2002 and 2003, the Company recorded stock-based compensation expense of $60 and $425, respectively.

Note 8 — Operating Segment and Geographic Information

     The Company operates its business in two reportable segments: the Theatrical business segment and the Consumer business segment. The Theatrical business segment provides digital playback systems and cinema processor equipment to movie theaters, and provides film licensing services to film production and distribution companies. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers.

     The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

     The Company’s reportable segments and geographical information for the three and six months ended June 30, 2002 and 2003 are as follows:

	Revenues

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$3,815	$3,930	$7,331	$7,410
Consumer business	4,565	7,771	10,466	16,047

Total revenues	$8,380	$11,701	$17,797	$23,457

	Gross Profit

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$1,807	$1,713	$3,359	$3,267
Consumer business	3,998	7,199	9,197	14,988

Total gross profit	$5,805	$8,912	$12,556	$18,255

	Income (Loss) From Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$(471)	$(833)	$(838)	$(2,025)
Consumer business	1,034	3,706	3,821	8,080

Total income from operations	$563	$2,873	$2,983	$6,055

	Revenues by Geographic Region

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
United States	$2,066	$3,466	$4,771	$6,144
International	6,314	8,235	13,026	17,313

Total revenues	$8,380	$11,701	$17,797	$23,457

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets at December 31, 2002 and June 30, 2003:

	Long-Lived Assets

	As of December 31,	As of June 30,
	2002	2003

		(Unaudited)
United States	3,244	3,130
International	297	293

Total long-lived assets	$3,541	$3,423

Note 9 — Net Income (Loss) Attributable to Common Stockholders Per Common Share

     The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002 (1)	2003	2002	2003

	(Unaudited)		(Unaudited)
Basic net income (loss) attributable to common stockholders per common share:
Numerator:
Net income	$333	$1,845	$1,813	$3,874
Preferred stock dividends accrued	(319)	(391)	(638)	(783)
Accretion on preferred stock	(138)	(76)	(290)	(152)

Net income (loss) attributable to common stockholders	$(124)	$1,378	$885	$2,939

Denominator:
Weighted average common shares outstanding	4,413,035	4,500,885	4,413,035	4,462,479
Shares subject to escrow	(117,616)	—	(117,616)	—

Weighted average basic shares outstanding	4,295,419	4,500,885	4,295,419	4,462,479

Basic net income (loss) attributable to common stockholders per common share	$(0.03)	$0.31	$0.21	$0.66

Diluted net income attributable to common stockholders per common share:
Numerator:
Net income		$1,845	$1,813	$3,874
Preferred stock dividends accrued		(391)	(638)	(783)
Accretion on preferred stock		(76)	(290)	(152)

Net income (loss) attributable to common stockholders		$1,378	$885	$2,939

Weighted average shares outstanding		4,500,885	4,413,035	4,462,479
Effect of dilutive securities:
Common stock options		1,563,871	—	1,485,359
Common stock warrants		4,905,547	4,724,553	4,854,103

Diluted shares outstanding		10,970,303	9,137,588	10,801,941

Diluted net income (loss) attributable to common stockholders per common share		$0.13	$0.10	$0.27

(1)	For the three months ended June 30, 2002, the Company’s net loss attributable to common stockholders totaled $124. Weighted average common stock warrants totaling 4,738,704 were anti-dilutive and excluded from the calculation of diluted net loss attributable to common stockholders per common share.

Note 10 — Subsequent Events

     On July 10, 2003, the Company completed its initial public offering of 3,840,000 shares of its common stock at $17.00 per share, before underwriting discounts and commissions. In addition, the Company sold an additional 251,410 shares of common stock and certain of the Company’s stockholders sold an aggregate of 324,590 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $69,600 in gross proceeds from the offering. After deducting the underwriting fee of approximately $4,900 and approximately $1,500 of other offering expenses, net proceeds were approximately $63,200. Upon the closing of the initial public offering, a portion of the proceeds was used to redeem the mandatorily redeemable preferred stock.

     On July 15, 2003 the Company used approximately $21,200 of its net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption.

     Mandatorily redeemable preferred stock at June 30, 2003 consists of the following:

				Total
	Shares	Accreted	Accrued	Carrying	Redemption
	Outstanding	Value	Dividends	Value	Amount

Series A	5,943,536	$11,955	$4,615	$16,570	$16,682
Series B	1,857,355	3,585	764	4,349	4,536

Total	7,800,891	$15,540	$5,379	$20,919	$21,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Commission on July 10, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-104761). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Certain important factors, which are discussed elsewhere in this document and in our Registration Statement described above, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Overview

     We are a leading provider of high-quality digital multi-channel audio technology, products, and services for entertainment markets worldwide. Multi-channel audio, commonly referred to as surround sound, provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets.

     We manage our business through two reportable segments — our theatrical business and our consumer business. Historically, we have derived a majority of our revenues from the theatrical business. Beginning in our year ended December 31, 2001, however, we have derived a majority of our revenues from our consumer business.

     In our consumer business, we derive revenues from licensing our audio technology, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture. We also derive revenues from licensing our technology to consumer semiconductor manufacturers. Through our DTS Entertainment label, we derive revenues from the sale of music titles in our digital multi-channel format.

     In our theatrical business, we derive revenues from sales of our playback equipment and cinema processors to movie theaters and special venues. In addition, we sell encoding and duplication services to film producers and distributors for the creation of digital multi-channel motion picture soundtracks. We also derive revenues from the sale of systems and encoding services for subtitling, captioning, and descriptive narration.

     We present revenues in our consolidated financial statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as derived from (1) technology and film licensing and (2) product sales and other revenues. Our technology and film licensing revenues are derived from each of our consumer and theatrical business segments. Revenues from technology licensing in connection with our consumer business segment include revenues derived from licensing our audio technology, trademarks, and know-how to consumer electronics, personal computer, video game and console, digital satellite and cable broadcast, and professional audio companies as well as to semiconductor manufacturers. Revenues from technology and film licensing in connection with our theatrical business segment include revenues derived from film licensing and services that we provide to film studios for the production of soundtracks in our digital multi-channel format. Our product sales and other revenues also are derived from each of our consumer and theatrical business segments. Revenues from product sales and other revenues in connection with our consumer business segment include revenues derived from sales of music titles that we produce in our digital multi-channel format and sales of our professional audio products and services. Revenues from product sales and other revenues in connection with our theatrical business segment include revenues derived from sales of our digital playback systems, cinema processor equipment, and systems for subtitling, captioning and descriptive narration to movie theaters and special venues.

     Generally, consumer electronics manufacturing activities are lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. The third and fourth quarters are typically the strongest in terms of manufacturing output as our technology licensees increase their manufacturing output to prepare for the holiday buying season. Since recognition of revenues in our consumer business generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. Film licensing revenues are typically strongest in the second and fourth quarters due to the abundance of movies typically released during the summer and year-end holiday seasons. In general, the introduction of new products and inclusion of DTS technologies in new and rapidly growing markets can have a material effect on quarterly revenues and profits, and can distort the moderate seasonality described above.

     Our cost of goods sold consists primarily of amounts paid for products and materials, salaries and related benefits for production personnel, depreciation of production equipment, and payments to third parties for licensing technology and copyrighted material.

     Our selling, general, and administrative expenses consist primarily of salaries, commissions, and related benefits for personnel engaged in sales, corporate administration, finance, human resources, information systems, legal, and operations, and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses.

     Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

     In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, and Northern Ireland. We sell music content released under our DTS Entertainment label through distributors. In the United States and Canada, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts. We also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels internationally. We expect that distribution in Europe and Asia will be handled through an established distributor located in each territory. We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

     In our theatrical business, our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide. We sell our digital multi-channel playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States and Canada, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India, China, and Eastern Europe.

     The consolidated statement of operations data for the three and six month periods ended June 30, 2002 and 2003, the consolidated balance sheet data as of June 30, 2003, and other financial data as of June 30, 2003 and for the three and six month periods ended June 30, 2002 and 2003 are unaudited.

Results of Operations

Revenues

     Total revenues for the three months ended June 30, 2003 increased 40% to $11.7 million from $8.4 million for the three months ended June 30, 2002. The increase in revenues in 2003 primarily resulted from a 53% increase in technology and film licensing revenues to $9.6 million in the second quarter of 2003 from $6.2 million for the prior year period. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by a rapid increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by payments received as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased due primarily to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack. Product sales and other revenues were essentially flat year-to-year at $2.1 million for the three months ended June 30, 2002 and 2003. Shipments of our new XD-10 Cinema Media Player began in late June 2003, and we believe that based on early reception of the product and overall improvements in the financial condition of the movie exhibition industry, we will return to growth in the products portion of the business.

     Revenues from our consumer business totaled $7.8 million for the quarter ended June 30, 2003, an increase of 70% from $4.6 million in the second quarter of the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $3.9 million for the three months ended June 30, 2003, up 3% from the same period last year due primarily to growth in the film licensing portion of the business.

     For the six months ended June 30, 2003, revenues were $23.5 million, up 32% from the same period in the prior year due primarily to the increase in technology and film licensing revenue. Technology and film licensing revenue totaled $19.7 million for the first half of 2003, compared to $13.5 million in the first six months of 2002, a growth rate of 46%. Technology licensing posted growth of 54% for the period, driven primarily by the rapid increase in sales of DVD-based products by our licensees, while film and other content licensing grew at a rate of 25% for the reasons described above. Product sales and other revenue declined 12% during the first six months of 2003, due primarily to the softness experienced during the quarter ended March 31, 2003.

     In the consumer business, revenues for the six months ended June 30, 2003 were $16.0 million, a 53% increase over the $10.5 million recorded in the first half of 2002 due to the strength of the consumer electronics licensing activities as discussed above. Theatrical revenues were $7.4 million for the six months ended June 30, 2003, a 1% increase over the same period in 2002, as growth in film licensing revenue more than offset a decline in product-related revenues.

Gross Profit

     Consolidated gross profit improved to 76% of revenues for the three months ended June 30, 2003, from 69% for the quarter ended June 30, 2002. The increase is due to changes in the mix of licensing and product revenues, as higher-margin technology and film licensing comprised 82% of revenues in the second quarter of 2003, up from 74% of revenues in the prior year period.

     Gross profit associated with technology and film licensing revenues improved to 89% for the quarter ended June 30, 2003 from 84% in the prior year period. The margin improvement resulted from a favorable change in the mix of higher margin technology licensing revenues caused by the rapid growth in consumer electronics licensing activities. Gross profit associated with product sales and other revenues declined to 19% in the quarter ended June 30, 2003 from 25% in the prior year quarter. The decrease is primarily due to the mix of theatrical hardware, entertainment content sales and other revenues. In the second quarter of 2003, entertainment content sales, which typically have a lower margin than theatrical hardware, comprised 18% of product-related revenues, compared to just 6% in the prior-year period.

     Gross profit for our consumer business improved to 93% of revenues for the quarter ended June 30, 2003, from 88% in the prior year’s second quarter. The increase is due to the rapid growth of higher margin technology licensing revenues. Theatrical business gross profit decreased slightly to 44% for the quarter ended June 30, 2003 from 47% in the prior year period due primarily to an increase in purchases of expensed materials associated with the film licensing portion of the business.

     For the six months ended June 30, 2003, consolidated gross profit improved to 78% of revenues, compared to 71% for the same period in 2002. Changes in the mix between technology and film licensing and product sales and other revenue, as described above, contributed to the margin improvement.

Selling, General, and Administrative

     Selling, general, and administrative expenses increased 16% to $4.9 million for the quarter ended June 30, 2003, compared to $4.2 million in the prior year quarter. The increase is primarily due to increased headcount, advertising and promotion related to new product introductions, and costs associated with compliance, protection, and enforcement activities relating to our intellectual property.

     For the six months ended June 30, 2003, selling, general, and administrative expenses increased 28% to $9.9 million from $7.7 million for the same period in the prior year. In addition to the growth factors listed above, the 2003 amount includes $425,000 in expenses related to stock-based compensation and warrants to purchase common stock recorded in the first quarter of 2003.

Research and Development

     Research and development expenses increased to $1.2 million for the three months ended June 30, 2003, compared to $1.0 million for the three months ended June 30, 2002. The increase is primarily due to increased labor costs caused by ordinary-course salary increases and increased headcount associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications.

     For the six months ended June 30, 2003, research and development expenses increased to $2.3 million compared to $1.9 million for the same period in the prior year. The increase in 2003 is a result of the reasons described above.

     We expect quarterly research and development expenses in 2003 to increase in absolute dollars relative to the prior year quarters.

Income Taxes

     Income tax expense totaled $1.0 million for the quarter ended June 30, 2003, representing an effective tax rate of 35%, down from 37% for the quarter ended June 30, 2002. Our effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by our wholly owned subsidiaries in lower tax jurisdictions such as the United Kingdom, China, and the British Virgin Islands. The reduction in our effective tax rate year-to-year was due to an increase in taxable income of our non-U.S. subsidiaries as a percentage of consolidated taxable income.

Liquidity and Capital Resources

     At June 30, 2003, we had cash and cash equivalents of $3.2 million, compared to $1.9 million at December 31, 2002.

     Net cash provided by operating activities was $3.1 million for the six months ended June 30, 2003, compared to $1.4 million for the six months ended June 30, 2002. The improvement in cash flows from operations was primarily a result of increased net income generated in the first six months of 2003 relative to the same period in the prior year.

     Net cash used in investing activities totaled $449,000 for the six months ended June 30, 2003, primarily for the purchase of office equipment and fixtures, engineering and manufacturing test equipment, and for computer hardware and software.

     Net cash used in financing activities totaled $1.3 million for the six months ended June 30, 2003. In February, we paid cash dividends to our preferred stockholders amounting to $1.3 million.

     In July 2003, we completed an initial public offering. Net proceeds from the offering were $63.2 million, $21.2 million of which was used to redeem our mandatorily redeemable preferred stock. As a result, we will add approximately $42 million in cash, cash equivalents and short-term investments to our balance sheet, which will be reflected in our third quarter results.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

• Revenue Recognition. Revenues from the sale of audio playback systems are recorded upon shipment, assuming title and risk of loss has transferred to the customer, we have no significant obligations remaining, prices are fixed or determinable, and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in our playback systems is undertaken under arrangements with major film studios. Revenues arising from the licensing and duplication of soundtracks are recognized upon completion, assuming prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured.

Revenues from licensing audio technology, trademarks, and know-how is generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Revenues from the sale of digital multi-channel audio and video content are recorded upon shipment to retail accounts or end customers, assuming title and risk of loss has transferred, prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured.

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

• Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts at December 31, 2002 and June 30, 2003 amounted to $437,000 and $506,000, respectively.

• Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden declines in demand due to economic downturns, rapid product improvements, and technological changes. Our inventory reserves amounted to $351,000 at December 31, 2002 and $355,000 at June 30, 2003.

• Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2002 and June 30, 2003, we have evaluated our deferred tax assets and liabilities and we have determined that no valuation allowance is necessary. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

• Impairment of Long-Lived Assets. We periodically assess potential impairments of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, we have not had an impairment of long-lived assets.

• Product Warranty. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty reserves amounted to $52,000 at December 31, 2002 and $50,000 at June 30, 2003.

• Commitments and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Recently Issued Accounting Standards

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 is not anticipated to have an impact on our consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS N0. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 is not anticipated to have any impact on our financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31,

2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not anticipated to have any impact on our financial position, results of operations, or cash flows.

RISK FACTORS

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related to Our Business

We face intense competition from companies with greater brand recognition and resources.

     The digital audio, consumer electronics, and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in each of our markets. We also compete with other companies offering:

•	digital audio technology incorporated into consumer electronics products and entertainment mediums, including Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Meridian Audio Limited, Microsoft Corporation, Sony Corporation, and Thomson; and

•	products for theatrical markets, such as Smart Devices, Inc., Sony Corporation, and Ultra Stereo Labs, Inc.

     Many of our current and potential competitors, including Dolby, enjoy substantial competitive advantages, including:

•	greater name recognition;

•	a longer operating history;

•	more developed distribution channels and deeper relationships with semiconductor and consumer electronics products manufacturers;

•	a more extensive customer base;

•	digital technologies that offer greater compression and require less storage capacity;

•	broader product and service offerings;

•	greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, and lobbying industry and government standards; and

•	more technicians and engineers.

     As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

     In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has a larger base of installed movie theaters for its cinema playback equipment. Its technology has been incorporated in significantly more DVD-Video films than our technology. It has also achieved mandatory standard status in a few product categories, including DVD-Video for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel technology to consumer electronics products manufacturers.

     Sony Corporation is both a competitor and a significant customer in all of our markets. If Sony decides to eliminate the use of our technology in its products or to compete with us more aggressively in our markets, the revenues that we derive from Sony would be lower than expected.

Current and future governmental and industry standards may significantly limit our business opportunities.

     Technology standards are important in the audio industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular audio technology to be available in a particular product or medium, or an optional basis, meaning that a particular audio technology may be, but is not required to be, utilized. For example, Dolby’s technology for stereo playback has been selected as a mandatory standard for DVD-Video. Both Dolby’s and our digital multi-channel technology have optional status in the DVD-Video standard.

     Various national governments have adopted or are in the process of adopting standards for all digital television broadcasts, including cable, satellite, and terrestrial. In the United States, Dolby’s technology has been selected as the sole, mandatory standard for terrestrial digital television broadcasts. As a result, all digital terrestrial television broadcasts in the United States must include Dolby’s technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our technology may never be included. Certain large and developing markets, such as China, have not fully developed their digital television standards. Our technology may or may not ultimately be included in these standards.

     Adoption of our technology is not mandatory as part of any governmental or industry accepted standards in any specific entertainment medium or format. As such, there can be no assurance that our technology will continue to be used in current and future applications.

     As new technologies and entertainment mediums emerge, including future generations of DVD technology, new standards relating to these technologies or mediums may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for personal computers. We may not be successful in our efforts to include our technology in any such standards.

We may not be able to evolve our technology, products, and services or develop new technology, products, and services that are acceptable to our customers or the changing market.

     The market for our digital audio technology, products, and services is characterized by:

•	rapid technological change;

•	new and improved product introductions;

•	changing customer demands;

•	evolving industry standards; and

•	product obsolescence.

     Our future success will depend on our ability to enhance our existing digital audio technology, products, and services and to develop acceptable new technology, products, and services on a timely basis. The development of enhanced and new technology, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market, or support new or enhanced technology, products, or services on a timely basis, if at all. Furthermore, our new technology, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes would likely prevent our technology, products, and services from gaining market acceptance or maintaining market share.

If we fail to protect our intellectual property rights, our ability to compete could be harmed.

     Protection of our intellectual property is critical to our success. Patent, trademark, copyright, and trade secret laws and confidentiality and other contractual provisions afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We face numerous risks in protecting our intellectual property rights, including the following:

•	our patents may be challenged or invalidated by our competitors;

•	our pending patent applications may not issue, or, if issued, may not provide meaningful protection for related products or proprietary rights;

•	we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants, and advisors;

•	the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

•	our competitors may produce competitive products or services that do not unlawfully infringe upon our intellectual property rights; and

•	we may be unable to successfully identify or prosecute unauthorized uses of our technology.

     As a result, we cannot assure you that our means of protecting our intellectual property rights and brands will be adequate. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Infringement claims and lawsuits would likely be expensive to resolve and would require management’s time and resources. In addition, we have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be lawfully produced and sold without a license.

We may be sued by third parties for alleged infringement of their proprietary rights.

     Companies that participate in the digital audio, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property contests, with or without merit, could be costly and time consuming to litigate or settle, and could divert management’s attention from executing our business plan. In addition, our technology and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party’s patent and could be required to temporarily or permanently discontinue licensing our products.

If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics products manufacturers may significantly decline.

     We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in emerging markets for multi-channel audio, including homes, cars, personal computers, and video games and consoles, will be based on the number, quality, and popularity of the audio DVDs, computer software programs, and video games released with DTS audio soundtracks. Although we have existing relations with many leading providers of movie, music, computer, and video game content, none of our existing contracts require these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, audio DVDs, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

If our DTS-CSS system for subtitles, captions, and descriptive narration for films is not adopted widely, our business may be harmed.

     Our DTS-CSS system for subtitles, captions, and descriptive narration for films is a key new product of ours. To date, sales and revenues from this system have been immaterial and we have limited experience to indicate whether or not this system will be widely adopted. Nonetheless, we have anticipated significant future sales of this system and our revenue and growth projections contemplate that it will generate significant future revenues. We have also entered into an agreement with a supplier of projection equipment for this system that obligates us to purchase a minimum of approximately $7.9 million in equipment over a two-year period ending in March 2004. Our remaining obligation under this purchase commitment was approximately $5.9 million at June 30, 2003. If we are unsuccessful in selling our DTS-CSS system, our future revenues will be lower than expected and we could be obligated to purchase projection equipment that we may be unable to re-sell at our cost or at all.

We have limited experience in licensing, re-mixing, marketing, and directly selling multi-channel audio content.

     Although we have established relations with a number of artists and music labels, we do not have any contractual agreements that require artists or music labels to provide us with music content to re-mix and release in our proprietary DTS audio format. Music companies may in the future be unwilling to license titles from their music catalogs to us. In addition, our audio content competes with other multi-channel formats, including Super Audio CD, which is a format developed jointly by Philips and Sony Corporation. As a result, we may have difficulty in obtaining rights to release a significant amount of audio content, and any content that we do release may not be commercially successful.

Declining retail prices for consumer electronics products could force us to lower the license fees we charge our customers.

     The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby’s multi-channel audio. As a result of pricing pressure, consumer electronics products manufacturers could decide to exclude our DTS audio technology from their products altogether.

We have limited control over our customers’ and licensees’ decision to include our digital audio technology in their product offerings.

     We are dependent on our customers and licensees — including consumer electronics products manufacturers, semiconductor manufacturers, movie theaters, and producers and distributors of content for music, films, videos, and games — to incorporate our digital audio technology in their products, purchase our products and services, and release their content in our proprietary DTS audio format. Although we have license agreements with many of these companies, these license agreements do not require any minimum purchase commitments and are on a non-exclusive basis. Our customers and other licensees might not continue to utilize our technology in the future.

Our revenues from film producers and distributors and from the products and services that we offer to movie theaters would decline if the major U.S. film producers and distributors decrease the number of films they release with DTS audio soundtracks.

     Although all nine major film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology. Our theatrical business depends on our having good relations with these film studios. A deterioration in our relationship with any of these film studios could cause these customers to stop using our DTS audio technology. Any significant decline in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other film studios throughout the world generally adopt the technologies used by the major U.S. film studios. Therefore, if the major U.S. film studios stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world.

If the movie industry adopts new digital cinema technology in place of current film technology, demand for our theatrical products and services could decline.

     The movie theater industry may transition from film-based media to electronic-based, or digital, media. If this transition occurs, we may be unable to meaningfully respond with competitive product offerings. In addition, if the film industry broadly adopts digital cinema, our technology and current product offerings could be rendered obsolete. In such an event, demand by movie theaters for our playback systems, cinema processors, and systems for subtitling, captioning, and descriptive narration would decline.

The movie theater industry has suffered and may continue to suffer from an oversupply of screens, which has affected and may continue to affect demand for the products and services we offer to movie theaters.

     Our theatrical business depends in part on the construction of new screens and the renovation of existing theaters that install our DTS playback systems and cinema processors. In recent years, aggressive building of megaplexes by companies that operate movie theaters has generated significant competition and resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen and, eventually, to an inability by many major film exhibitors to satisfy their financial obligations. Several major movie theater operators have reorganized through bankruptcy proceedings, and many movie theaters have closed. As a result, our playback systems and cinema processors that we previously sold to movie theaters that have reorganized and closed have been relocated to other theaters or have been available for resale in the secondary market to movie theaters that might otherwise have purchased these products directly from us. If movie theater operators decide to close a significant number of screens in the future or cut their capital spending, demand for our playback systems and cinema processors will decline.

We are dependent on our management team and key technical employees, and the loss of any of them could harm our business.

     Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our Chief Executive Officer, and W. Paul Smith, our Vice President of Research and Development. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

•	our existing employment agreements with the members of our management team allow such persons to terminate their employment with us at any time;

•	we do not have employment agreements with a majority of our key engineering and technical personnel;

•	we do not maintain key-man life insurance on any of our employees;

•	significant portions of the stock options held by the members of our management team are vested; and

•	many of the stock options held by our executive officers provide for accelerated vesting in the event of a sale or change of control of our company.

     The loss of key personnel or an inability to attract qualified personnel in a timely manner could slow our technology and product development and harm our ability to execute our business plan.

We have a limited operating history in many of our key markets.

     Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

Our technology and products are complex and may contain errors that could cause us to lose customers, damage our reputation, or incur substantial costs.

     Our technology or products could contain errors that could cause our products or technology to operate improperly and could cause unintended consequences. If our products or technology contain errors we could be required to replace them, and if any such errors cause unintended consequences we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, if these contract provisions are not enforced or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and/or settling product liability claims.

Because we expect our operating expenses to increase in the future, we may not be able to sustain or increase our profitability.

     Although we have been in business since 1990, we have only achieved profits from our business operations in the last eight fiscal quarters. We expect our operating expenses to increase, as we, among other things:

•	expand our domestic and international sales and marketing activities;

•	increase our research and development efforts to advance our existing technology, products, and services and develop new technology, products, and services;

•	hire additional personnel, including engineers and other technical staff;

•	upgrade our operational and financial systems, procedures, and controls; and

•	assume the responsibilities of being a public company.

     As a result, we will need to grow our revenues in order to maintain and increase our profitability. In addition, we may fail to accurately estimate and assess our increased operating expenses as we grow.

We are subject to additional risks associated with our international operations.

     We market and sell our products and services outside the United States, and currently have employees located in China, England, Japan, Mexico, Northern Ireland, and Spain. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. We face numerous risks in doing business outside the United States, including:

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	dependence on foreign distributors and their sales channels;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivable;

•	less effective and less predictable protection of intellectual property;

•	changes in the political or economic condition of a specific country or region, particularly in emerging markets;

•	fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; and

•	potentially adverse tax consequences.

     Such factors could cause our future international sales to decline.

     Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees is found to have violated these requirements, we could be subject to significant fines and other penalties.

     Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

We face risks in expanding our business operations in China.

     One of our key strategies is to expand our business operations in China. However, we may be unsuccessful in implementing this strategy as planned or at all. Factors that could inhibit our successful expansion into China include its historically poor recognition of intellectual property rights and poor performance in stopping counterfeiting and piracy activity. If we are unable to successfully stop unauthorized use of our intellectual property and assure compliance by our Chinese licensees, we could experience increased operational and enforcement costs both inside and outside China.

     Even if we are successful in expanding into China, we may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the other’s territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products.

The spread of severe acute respiratory syndrome may have a negative impact on our business and results of operations.

     The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our consumer audio electronics and semiconductor manufacturer customers and delaying or preventing our expansion in China. If the number of SARS cases continues to spread to other areas, our international and domestic sales and operations could be harmed.

We depend on single suppliers, manufacturers, and distributors for some of our products, and the loss of any of these suppliers, manufacturers, or distributors could harm our business.

     We purchase a small number of parts from sole-source suppliers. In addition, our professional audio encoding devices and movie theater playback systems are manufactured according to our specifications by single third-party manufacturers. Because we have no direct control over these third-party suppliers and manufacturers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers or manufacturers are incapable of or unwilling to deliver the necessary parts or products, we may be unable to redesign our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

     In addition, we have entered into an agreement with a third party to serve as the sole distributor for our DTS Entertainment products in the United States and Canada. We have no direct control over this distributor and any problems with its performance may take time to identify and/or remedy, and any remedial measures that we take may be unsuccessful. In addition, if this distributor were to go out of business, as our last distributor did, or otherwise becomes incapable of continuing as our distributor, we could experience delays in distributing our DTS Entertainment products to the retail market in the United States and Canada, loss of inventory, and loss of revenue.

We rely on the accuracy of our customers’ manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

     A significant percentage of our revenues are generated from our consumer electronics products manufacturer customers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us a per-unit licensing fee based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive and time consuming and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

A prolonged economic downturn could materially harm our business.

     Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in consumer spending on entertainment in general. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology, audio DVDs that we produce and distribute through our DTS Entertainment label, and demand by film studios and movie theaters for our theatrical products and services.

We may not successfully address problems encountered in connection with any future acquisitions.

     We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. We have not made any acquisitions or strategic investments to date, and therefore our ability as an organization to make acquisitions or strategic investments is unproven. Acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products, or business operations;

•	problems maintaining uniform standards, procedures, controls, and policies;

•	unanticipated costs associated with the acquisition, including accounting charges and transaction expenses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

     If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted.

We may have difficulty managing any growth that we might experience.

     We expect to continue to experience growth in the scope of our operations and the number of our employees. If this growth continues, it will place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part on the ability of our management team to manage any growth effectively. This will require our management to:

•	hire and train additional personnel in the United States and internationally;

•	implement and improve our operational and financial systems, procedures, and controls;

•	maintain our cost structure at an appropriate level based on the revenues we generate;

•	manage multiple, concurrent development projects; and

•	manage operations in multiple time zones with different cultures and languages.

     Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan. For instance, the establishment of our operations in Guangzhou, China has required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

We may experience seasonality in our business, which could cause our operating results to fluctuate.

     We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. In our consumer business, consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues in our consumer business generally lags manufacturing activity by one quarter, our revenues and earnings from the consumer business are generally lowest in the second quarter. Film licensing revenues are generally strongest in the second and fourth quarters due to the abundance of movies typically released during the summer and year-end holiday seasons. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort the moderate seasonality described above. Our revenues may continue to be subject to seasonal fluctuations in the future. Unanticipated fluctuations in seasonality could cause us to miss our earnings projections which could cause our stock price to decline.

Other Risks and Uncertainties

Our common stock may not develop or sustain an active, liquid trading market.

     We only recently completed our initial public offering. Prior to this offering, there was no public market for our common stock. An active trading market may not continue to develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We expect that the price of our common stock will fluctuate substantially.

     The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	announcements of technological innovations or technology standards;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	developments with respect to intellectual property rights;

•	the introduction of new products or product enhancements by us or our competitors;

•	the commencement of or our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

     In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

     Our executive officers, directors, and stockholders holding more than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own approximately 58% of our outstanding common stock. As a result, these persons, acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Future sales of our common stock may depress our stock price.

     If our common stockholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. The holders of approximately 5,750,000 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These registration rights of our stockholders, or sales of significant numbers of shares by our stockholders, could impair our ability to raise capital by depressing the price at which we could sell our common stock.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

     Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products and technology;

•	the costs of developing new products or technology;

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with our expansion, if any.

     Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

     Our Restated Certificate of Incorporation and Restated Bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent; and

•	require advance written notice of stockholder proposals and director nominations.

     In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our Board or initiate actions that are opposed by the then-current Board, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2003, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. A 1% change in interest rates throughout a one-year period would have an annual effect of approximately $440,000 on our income.

     We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and accordingly we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. However, we believe this exposure is limited.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

     (b)  Changes in internal control over financial reporting. During the most recent fiscal quarter covered by this Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

(c)  During the quarter ended June 30, 2003, the registrant issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	On April 8, 2003, the registrant sold a warrant to purchase 32,864 shares of its common stock to Salah Hassanein for an aggregate purchase price of $1.00 pursuant to a Settlement Agreement and General Release, dated April 3, 2003, by and between the registrant and Mr. Hassanein. The warrant was immediately exercised for cash at an exercise price of $0.02 per share (an aggregate exercise price of $657.28) and the registrant issued 20,114 shares of its common stock to Mr. Hassanein, as trustee of the Salah M. Hassanein Trust, and 12,749 shares of its common stock to the Knudson Living Trust, a trust for the benefit of Robert Knudson’s children, pursuant to Mr. Hassanein’s instructions. The offer, sale, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates and warrants issued. The recipients of securities were accredited or otherwise sophisticated and had adequate access, through employment or other relationships, to information about the registrant.

2.	On June 4, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the registrant sold an aggregate of 99,058 shares of common stock at a price of $0.02 per share to Phoenix Partners IIIB Limited Partnership and Phoenix Partners IV Limited Partnership upon the exercise of warrants originally issued on October 24, 1997.

3.	During the quarter ended June 30, 2003, pursuant to the exemption from registration provided in Rule 701 under the Securities Act, the registrant granted options to purchase an aggregate of 16,000 shares of common stock to employees, directors and consultants under its 1997 Stock Option Plan at exercise prices ranging from $11.50 to $14.00 per share.

(d)  On July 15, 2003, we closed the sale of an aggregate of 4,091,410 shares of our Common Stock, $0.0001 par value, in our initial public offering, which included the sale of 251,410 shares of our Common Stock pursuant to the exercise of the underwriters’ overallotment option in the offering. The offering also included the sale by certain of our stockholders of an aggregate of 324,590 shares of our Common Stock in connection with the exercise by the underwriters of their overallotment option. The managing underwriters in the offering were SG Cowen Securities Corporation, William Blair & Company, L.L.C. and Thomas Weisel Partners LLC. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). The offering commenced on July 9, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. All 4,416,000 shares of Common Stock registered under the Registration Statement, including shares sold by us and by selling stockholders upon exercise of the overallotment option, were sold at a price per share of $17.00.

     The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.5 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.2 million. Subsequent to the offering, we used approximately $21.2 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. As part of the redemption, we paid $10.5 mllion to Weston Presidio Capital II, L.P., $4.7 million to Eos Partners SBIC, L.P., $39,000 to Dan Slusser and $19,000 to Jon Kirchner, each of whom is either one of our directors or officers or one of their associates or a person owning 10 percent or more of our common stock or an affiliate of ours. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. We currently have approximately $42.0 million remaining from the proceeds of the offering.

     The aggregate price of the offering amount registered on behalf of the selling stockholders was $5.6 million.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Effective as of May 22, 2003, the holders of common stock, Series A Preferred Stock and Series B Preferred Stock of the Company approved by written consent resolutions to: (i) approve and adopt, effective prior to the closing of the initial public offering of the Company’s common stock (the “Offering”), a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock and preferred stock; (ii) approve and adopt, effective prior to the closing of the Offering, the Restated Bylaws of the Company; (iii) approve and adopt, effective immediately following the redemption of all outstanding shares of preferred stock of the Company, the Restated Certificate of Incorporation of the Company; (iv) approve and adopt, effective upon pricing of the Offering, the 2003 Equity Incentive Plan; (v) approve and adopt, effective upon pricing of the Offering, the 2003 Employee Stock Purchase Plan and 2003 Foreign Subsidiary Employee Stock Purchase Plan; and (vi) approve indemnification agreements between the Company and its directors and officers. This written consent of the stockholders was signed by the holders of 3,545,989 of the 4,467,866 outstanding shares of the Company’s common stock as of May 22, 2003, by the holders of 5,759,395 of the 5,943,536 outstanding shares of the Company’s Series A Preferred Stock as of May 22, 2003, and by the holders of all of the 1,857,355 outstanding shares of the Company’s Series B Preferred Stock as of May 22, 2003.

     Effective as of May 22, 2003, the holders of Series A Preferred Stock and Series B Preferred Stock of the Company by written consent adopted resolutions to approve the proposed initial public offering of the common stock of the Company. This written consent of the preferred stockholders was signed by the holders of 5,759,395 of the 5,943,536 outstanding shares of the Company’s Series A Preferred Stock as of May 22, 2003, and by the holders of all of the 1,857,355 outstanding shares of the Company’s Series B Preferred Stock as of May 22, 2003.

     Effective as of June 9, 2003, the holders of common stock, Series A Preferred Stock and Series B Preferred Stock of the Company approved by written consent resolutions to approve and adopt, effective prior to the closing of the Offering, a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company to effectuate a reverse stock split, whereby each two outstanding shares of the Company’s common stock are converted into one share of common stock. This written consent of the stockholders was signed by the holders of 4,416,611 of the 4,566,925 outstanding shares of the Company’s common stock as of June 9, 2003, by the holders of 5,472,924 of the 5,943,536 outstanding shares of the Company’s Series A Preferred Stock as of June 9, 2003, and by the holders of all of the 1,857,355 outstanding shares of the Company’s Series B Preferred Stock as of June 9, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL THEATER SYSTEMS, INC.

Date: August 14, 2003	By:	/s/ JON E. KIRCHNER

Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2003	By:	/s/ MELVIN FLANIGAN

Melvin Flanigan Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002