Form 10-Q
period 2003-09-30
DIGITAL THEATER SYSTEMS INC
filed 2003-10-31
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 000-50335

Digital Theater Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5171 Clareton Drive Agoura Hills, California 91301 (Address of principal executive offices and zip code)	(818) 706-3525 (Registrant’s telephone number, Including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     As of September 30, 2003 a total of 13,759,449 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Digital Theater Systems, Inc. Condensed Consolidated Balance Sheets
Digital Theater Systems, Inc. Condensed Consolidated Statements of Operations
Digital Theater Systems, Inc. Condensed Consolidated Statements of Cash Flows
DIGITAL THEATER SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

DIGITAL THEATER SYSTEMS, INC.

FORM 10-Q

DIGITAL THEATER SYSTEMS, INC.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

Digital Theater Systems, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	December 31,	September 30,
	2002	2003

		(Unaudited)

	(Amounts in thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,907	$46,955
Short-term investments	2,144	4,041
Accounts receivable, net of allowance for doubtful accounts of $437 and $429 at December 31, 2002 and September 30, 2003, respectively	5,618	4,137
Inventories	4,646	6,303
Deferred tax assets, net	5,129	5,434
Prepaid expenses and other	729	1,879

Total current assets	20,173	68,749
Property and equipment, net	3,099	2,913
Patents and trademarks	442	426
Deferred tax assets	2,049	2,049
Other assets	16	21

Total assets	$25,779	$74,158

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,638	$3,050
Accrued expenses	5,627	6,626
Income taxes payable	2,527	1,926

Total current liabilities	10,792	11,602
Commitments and contingencies (Note 7)
Mandatorily redeemable preferred stock — $0.0001 par value, 10,000,000 shares authorized at December 31, 2002, 7,800,891 and no shares outstanding at December 31, 2002 and September 30, 2003, respectively	21,302	—
Stockholders’ equity (deficit):
Preferred stock — $0.0001 par value, 5,000,000 shares authorized at September 30, 2003; no shares issued and outstanding	—	—
Common stock — $0.0001 par value, 30,000,000 shares authorized at December 31, 2002, 70,000,000 shares authorized at September 30, 2003; 4,412,116 and 13,759,449 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	1	1
Additional paid-in capital	(1,008)	62,531
Retained earnings (accumulated deficit)	(5,308)	24

Total stockholders’ equity (deficit)	(6,315)	62,556

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$25,779	$74,158

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)

	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$6,949	$10,632	$20,473	$30,310
Product sales and other revenues	2,514	2,702	6,787	6,481

Total revenues	9,463	13,334	27,260	36,791
Cost of goods sold:
Technology and film licensing	882	1,294	2,815	3,179
Product sales and other revenues	2,208	1,596	5,516	4,913

Total cost of goods sold	3,090	2,890	8,331	8,092

Gross profit	6,373	10,444	18,929	28,699
Operating expenses:
Selling, general and administrative	4,136	5,092	11,848	14,948
Research and development	865	1,304	2,726	3,648

Total operating expenses	5,001	6,396	14,574	18,596

Income from operations	1,372	4,048	4,355	10,103
Interest and other (income) expense, net	6	(51)	100	3

Income before provision for income taxes	1,366	4,099	4,255	10,100
Provision for income taxes	509	1,407	1,585	3,534

Net income	857	2,692	2,670	6,566
Accretion and accrued dividends on preferred stock	(458)	(299)	(1,386)	(1,234)

Net income attributable to common stockholders	$399	$2,393	$1,284	$5,332

Net income attributable to common stockholders per common share:
Basic	$0.09	$0.19	$0.30	$0.74

Diluted	$0.04	$0.16	$0.14	$0.59

Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,295,419	12,691,607	4,295,419	7,227,480

Diluted	9,216,984	15,134,737	9,072,086	9,058,898

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,

	2002	2003

	(Unaudited)

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$2,670	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	688	685
Stock-based compensation charges	138	497
Allowance for doubtful accounts	—	109
Deferred income taxes	—	(305)
Loss on disposal of property and equipment	—	82
Changes in operating assets and liabilities:
Accounts receivable	825	1,372
Inventories	(961)	(1,657)
Prepaid expenses and other assets	69	(1,155)
Accounts payable and accrued expenses	621	1,411
Income taxes payable	(209)	(601)

Net cash provided by operating activities	3,841	7,004

Cash flows from investing activities:
Purchase of short-term investments	—	(1,897)
Purchase of property and equipment	(577)	(495)
Payment for patents and trademarks in process	(64)	(70)

Net cash used in investing activities	(641)	(2,462)

Cash flows from financing activities:
Net repayments under bank line of credit	(3,021)	—
Payment of dividends to preferred stockholders	—	(6,758)
Redemption of preferred stock	—	(15,778)
Proceeds from the sale of common stock in connection with the initial public offering, net of offering costs	—	63,029
Proceeds from the issuance of common stock upon exercise of employee stock options	—	9
Proceeds from the issuance of common stock upon exercise of warrants	—	4

Net cash provided by (used in) financing activities	(3,021)	40,506

Net increase in cash and cash equivalents	179	45,048
Cash and cash equivalents, beginning of period	6,858	1,907

Cash and cash equivalents, end of period	$7,037	$46,955

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 (included in the Company’s Registration Statement on Form S-1).

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

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, auction rate securities and bank certificates of deposit.

Short-Term Investments

      Short-term investments consist of bank certificates of deposit and municipal bonds with original maturities of greater than three months but less than one year. These investments are classified as held to maturity and are carried at amortized cost, which approximates fair value.

Note 3 — Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have an impact on the Company’s financial position, results of operations, or cash flows.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 149 did not have any impact on the Company’s financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have any impact on the Company’s financial position, results of operations, or cash flows.

Note 4 — Certain Balance Sheet Items

      Inventories consist of the following:

	As of	As of
	December 31,	September 30,
	2002	2003

		(Unaudited)
Raw materials	$713	$1,246
Work in process	35	17
Finished goods	3,898	5,040

Total inventories	$4,646	$6,303

      Property and equipment consist of the following:

	As of	As of
	December 31,	September 30,
	2002	2003

		(Unaudited)
Machinery and equipment	$3,384	$2,377
Office furniture and fixtures	2,046	1,696
Leasehold improvements	2,677	2,599

	8,107	6,672
Less: Accumulated depreciation	(5,008)	(3,759)

Property and equipment, net	$3,099	$2,913

Note 5 — Bank Line of Credit

      The Company has a $10,000 working capital credit facility with a bank that matures on June 30, 2004. The bank agreement provides for working capital financing and is collateralized by substantially all of the Company’s assets. The bank agreement requires the Company to comply with certain restrictive covenants including maintenance of certain working capital, tangible net worth and profitability levels.

      At December 31, 2002 and September 30, 2003, there were no balances outstanding under this agreement and there was $6,000 and $10,000, respectively, of available borrowings under this credit facility pursuant to an availability formula based on cash, cash equivalents, short-term investments, 80% of eligible accounts receivable and 20% of inventory (up to a maximum of $1,000). Future borrowings will bear interest at rates ranging from the prime rate, as defined, minus 0.5% to the prime rate plus 1% (3.75% to 5.25% at

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 3.5% and 5.0% at September 30, 2003). A commitment fee of 0.25% per annum is paid on the daily unused balance under the line of credit.

Note 6 — Income Taxes

      The income tax provisions for the three and nine months ended September 30, 2003 were $1,406 and $3,534, respectively.

      The estimated effective tax rates applied for 2002 and 2003 were 37% and 35%, respectively, and represented federal, state and foreign taxes on the Company’s income. The effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by the Company’s wholly owned subsidiaries.

Note 7 — Commitments and Contingencies

Indemnities, Commitments and Guarantees

      In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products and technology, guarantees of timely performance of the Company’s obligations, and indemnities to the Company’ directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

Note 8 — Stock-Based Compensation

      The Company accounts for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

      To date, options have been granted at exercise prices that equal or exceed the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income attributable to common stockholders and net income per common share if the Company had applied the fair

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Net income attributable to common stockholders:
As reported	$399	$2,393	$1,284	$5,332
Additional stock-based compensation expense determined under the fair value method, net of tax	(127)	(264)	(84)	(350)

Pro forma	$272	$2,129	$1,200	$4,982

Net income attributable to common stockholders per common share-basic:
As reported	$0.09	$0.19	$0.30	$0.74
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)	(0.02)	(0.02)	(0.05)

Pro forma	$0.06	$0.17	$0.28	$0.69

Net income attributable to common stockholders per common share-diluted:
As reported	$0.04	$0.16	$0.14	$0.59
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.01)	(0.02)	(0.01)	(0.04)

Pro forma	$0.03	$0.14	$0.13	$0.55

      The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three months ended September 30, 2002 and 2003, the Company recorded stock-based compensation expense of $78 and $73, respectively. For the nine months ended September 30, 2002 and 2003, the Company recorded stock-based compensation expense of $138 and $497, respectively.

Note 9 — Operating Segment and Geographic Information

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

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

      The Company’s reportable segments and geographical information for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Revenues

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$3,959	$4,079	$11,290	$11,489
Consumer business	5,504	9,255	15,970	25,302

Total revenues	$9,463	$13,334	$27,260	$36,791

	Gross Profit

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$1,356	$1,796	$4,715	$5,063
Consumer business	5,017	8,648	14,214	23,636

Total gross profit	$6,373	$10,444	$18,929	$28,699

	Income (Loss) From Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Theatrical business	$(879)	$(740)	$(1,731)	$(2,766)
Consumer business	2,251	4,788	6,086	12,869

Total income from operations	$1,372	$4,048	$4,355	$10,103

	Revenues by Geographic Region

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
United States	$2,677	$2,443	$7,448	$8,587
International	6,786	10,891	19,812	28,204

Total revenues	$9,463	$13,334	$27,260	$36,791

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets at December 31, 2002 and September 30, 2003:

	Long-Lived Assets

	As of	As of
	December 31,	September 30,
	2002	2003

		(Unaudited)
United States	$3,244	$3,067
International	297	272

Total long-lived assets	$3,541	$3,339

Note 10 — Net Income Attributable to Common Stockholders Per Common Share

      The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Basic net income attributable to common stockholders per common share:
Numerator:
Net income	$857	$2,692	$2,670	$6,566
Preferred stock dividends accrued	(320)	(61)	(958)	(844)
Accretion on preferred stock	(138)	(238)	(428)	(390)

Net income attributable to common stockholders	$399	$2,393	$1,284	$5,332

Denominator:
Weighted average common shares outstanding	4,413,035	12,691,607	4,413,035	7,227,480
Shares subject to escrow	(117,616)	—	(117,616)	—

Weighted average basic shares outstanding	4,295,419	12,691,607	4,295,419	7,227,480

Basic net income attributable to common stockholders per common share	$0.09	$0.19	$0.30	$0.74

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Unaudited)		(Unaudited)
Diluted net income attributable to common stockholders per common share:
Numerator:
Net income	$857	$2,692	$2,670	$6,566
Preferred stock dividends accrued	(320)	(61)	(958)	(844)
Accretion on preferred stock	(138)	(238)	(428)	(390)

Net income attributable to common stockholders	$399	$2,393	$1,284	$5,332

Weighted average shares outstanding	4,295,419	12,691,607	4,295,419	7,227,480
Effect of dilutive securities:
Common stock options	189,348	1,792,576	51,745	1,682,055
Common stock warrants	4,732,217	650,554	4,724,922	149,363

Diluted shares outstanding	9,216,984	15,134,737	9,072,086	9,058,898

Diluted net income attributable to common stockholders per common share	$0.04	$0.16	$0.14	$0.59

Note 11 — Initial Public Offering

      On July 15, 2003, the Company completed its initial public offering of 3,840,000 shares of its common stock at $17.00 per share, before underwriting discounts and commissions. In addition, the Company sold an additional 251,410 shares of common stock and certain of the Company’s stockholders sold an aggregate of 324,590 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $69,600 in gross proceeds from the offering. After deducting the underwriting fee of approximately $4,900 and approximately $1,671 of other offering expenses, net proceeds were approximately $63,029. Concurrent with the initial public offering, certain warrants issued in connection with the Series A and Series B preferred stock were automatically converted into common stock through cashless exercise, resulting in the issuance of 4,690,390 shares of common stock.

      On July 15, 2003 the Company used $21,218 of its net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

      This report includes various forward-looking statements that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Commission on July 10, 2003, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with our Registration Statement on Form S-1 (File No. 333-104761). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

      We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

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

      In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, and Northern Ireland. We sell music content released under our DTS Entertainment label through distributors. In the United States and Canada, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts and in Europe, Cadiz Music Limited is our exclusive distributor of DTS Entertainment label products. We also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels in other international territories. We expect that distribution in Asia will be handled through established distributors located in these territories. We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

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

Results of Operations

Revenues

      Total revenues for the three months ended September 30, 2003 increased 41% to $13.3 million from $9.5 million for the three months ended September 30, 2002. The increase in revenues in 2003 primarily resulted from a 53% increase in technology and film licensing revenues to $10.6 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by a rapid increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased due primarily to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack. Product sales and other revenues increased 7% to $2.7 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002. Shipments of our XD-10 Cinema Media Player contributed to the increase in revenues from product sales quarter over quarter, as did an increase in sales by our DTS Entertainment label. We believe that we will continue to see growth in the products portion of our business.

      Revenues from our consumer business totaled $9.3 million for the three months ended September 30, 2003, an increase of 68% from $5.5 million in the third quarter of the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $4.1 million for the three months ended September 30, 2003, up 3% from the same period last year due primarily to growth in film licensing and XD-10 sales.

      For the nine months ended September 30, 2003, total revenues were $36.8 million, up 35% from $27.3 million for the same period in the prior year due primarily to the increase in technology and film licensing revenues. Technology and film licensing revenues totaled $30.3 million for the first nine months of 2003, compared to $20.5 million in the first nine months of 2002, an increase of 48%. Technology licensing revenues posted growth of 59% for the period, driven primarily by payments received as a result of intellectual property compliance and enforcement activities and by the rapid increase in sales of DVD-based products by our licensees, while film and other content licensing grew by 21% for the reasons described above. Product sales and other revenues declined 5% during the first nine months of 2003, due primarily to the softness experienced during the quarter ended March 31, 2003.

      In the consumer business, revenues for the nine months ended September 30, 2003 were $25.3 million, a 58% increase over the $16.0 million recorded in the first nine months of 2002 due to the intellectual property compliance and enforcement activities and the strength of the consumer electronics licensing activities as discussed above. Theatrical revenues were $11.5 million for the nine months ended September 30, 2003, a 2% increase over the same period in 2002, as growth in film licensing revenues more than offset a decline in product-related revenues.

Gross Profit

      Consolidated gross profit improved to 78% of revenues for the three months ended September 30, 2003, from 67% for the three months ended September 30, 2002. The increase is due to changes in the mix of licensing and product revenues, as higher-margin technology and film licensing comprised 80% of related revenues in the third quarter of 2003, up from 73% of related revenues in the comparable prior year period.

      Gross profit associated with technology and film licensing revenues improved slightly to 88% of related revenues for the three months ended September 30, 2003 from 87% in the prior year period. Gross profit associated with product sales and other revenues improved to 41% of related revenues for the three months ended September 30, 2003 from 12% in the prior year period. This increase is primarily due to accruals in the three months ended September 30, 2002 totaling $600,000 related to payments required under a vendor supply agreement.

      Gross profit for our consumer business improved to 93% of related revenues for the three months ended September 30, 2003, from 91% in the prior year period. The increase is due to the rapid growth of higher margin technology licensing revenues. Theatrical business gross profit increased to 44% of related revenues for the quarter ended September 30, 2003 from 34% in the prior year period due to the accruals in the comparable period in 2002 mentioned above.

      For the nine months ended September 30, 2003, consolidated gross profit improved to 78% of revenues, compared to 69% for the same period in 2002. Changes in the mix between technology and film licensing and product sales and other revenues, as described above, resulted in gross profit increases similar in magnitude to the revenue increases described above for the consumer and theatrical businesses.

Selling, General, and Administrative

      Selling, general, and administrative expenses increased 23% to $5.1 million for the quarter ended September 30, 2003, compared to $4.1 million in the prior year quarter. The increase is primarily due to advertising and promotion related to new product introductions, costs associated with intellectual property compliance and enforcement activities, insurance costs, professional services, and other costs required to operate as a public company.

      For the nine months ended September 30, 2003, selling, general, and administrative expenses increased 26% to $14.9 million from $11.8 million for the same period in the prior year. In addition to the growth factors listed above, the 2003 amount includes $497,000 in expenses related to stock-based compensation for options and warrants to purchase common stock.

Research and Development

      Research and development expenses increased to $1.3 million for the three months ended September 30, 2003, compared to $865,000 for the three months ended September 30, 2002. The increase is primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications.

      For the nine months ended September 30, 2003, research and development expenses increased to $3.6 million compared to $2.7 million for the same period in the prior year. The increase in 2003 is a result of the reasons described above.

      We expect quarterly research and development expenses in 2003 to increase in absolute dollars relative to the prior year quarters.

Interest and Other (Income) Expense, Net

      Interest and other (income) expense, net, for the three months ended September 30, 2003 decreased to $(50,000) from $6,000 for prior year same period. This favorable decrease was partially due to increased investment income subsequent to the initial public offering.

      Interest and other (income) expense, net, for the nine months ended September 30, 2003 decreased to $3,000 from $100,000 in the prior year period due to the same factors mentioned above.

Income Taxes

      Income tax expense totaled $1.4 million for the quarter ended September 30, 2003, representing an effective tax rate of 34%, down from 37% for the quarter ended September 30, 2002. Income tax expense totaled $3.5 million for the nine months ended September 30, 2003, representing an effective tax rate of 35%, down from 37% for nine months ended September 30, 2002. Our effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by our wholly owned subsidiaries in lower tax jurisdictions such as the United Kingdom, China, and the British Virgin Islands. The reduction in our effective tax rate in 2003 versus 2002 was due to an increase in taxable income of our non-U.S. subsidiaries as a percentage of consolidated taxable income.

Liquidity and Capital Resources

      At September 30, 2003, we had cash, cash equivalents and short-term investments of $51.0 million, compared to $4.1 million at December 31, 2002.

      Net cash provided by operating activities was $7.0 million for the nine months ended September 30, 2003, compared to $3.8 million for the nine months ended September 30, 2002. The improvement in cash flows from operations was primarily a result of increased net income generated in the first nine months of 2003 relative to the same period in the prior year. Accounts receivable decreased $1.4 million for the nine months ended September 30, 2003, due to a reduction in accruals related to consumer license fees and an increase in collections. Inventory increased $1.7 million for the nine months ended September 30, 2003 as a result of inventory purchases related to our new product offerings.

      Net cash used in investing activities totaled $2.5 million and $641,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash used in investing activities is the result of purchases of short-term investments, funded primarily by proceeds from our initial public offering. In addition, we continue to invest in property and equipment, including office equipment and fixtures, engineering and manufacturing test equipment, and computer hardware and software.

      Net cash provided by financing activities totaled $40.5 million for the nine months ended September 30, 2003 and net cash used in financing activities was $3.0 million for the nine months ended September 30, 2002. The increase in cash flows from financing activities was a result of net proceeds of $63.0 million from the issuance of common stock in conjunction with our initial public offering completed in July 2003, partially offset by cash dividends paid to our preferred stockholders totaling $6.8 million. In addition, $15.8 million was used to redeem the principal value of our mandatorily redeemable preferred stock. Cash used in financing activities for the nine months ended September 30, 2002 was due to repayments under our bank line of credit. The bank line of credit was fully repaid in 2002.

      We believe that our cash and short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We used a portion of the proceeds from our public offering to redeem all outstanding shares of our redeemable preferred stock. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses or other events, including those described in “Risk Factors” included in this and other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Recently Issued Accounting Standards

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have an impact on our financial position, results of operations, or cash flows.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 did not have an impact on our financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have any impact on our financial position, results of operations, or cash flows.

RISK FACTORS

      You should consider carefully the risk factors mentioned in our Registration Statement on Form S-1 (File No. 333-104761) and in the other documents we file from time to time with the Securities and Exchange Commission. The risks and uncertainties described in these filings are not the only ones we face. Additional risks and uncertainties not presently know to us or that we deem to be currently immaterial also may impair our business operations. If the risk factors mentioned in these filings actually occur, our business, financial condition and operating results could be materially adversely affected.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2003, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of September 30, 2003, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $500,000 on our income.

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

OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

      (c) During the quarter ended September 30, 2003, the registrant issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1. On July 14, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 4,690,390 shares of common stock to its preferred stockholders upon the automatic cashless exercise of warrants to purchase an aggregate of 4,695,923 shares of common stock.

2. On August 8, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 301,164 shares of common stock to Terry Beard, Patrick Beard, Stephen Smyth, Mike Smyth, AT Communications, Neil Robinson, Brian Speers, and James Ketcham upon the cashless exercise of warrants to purchase an aggregate of 666,403 shares of common stock.

3. On August 13, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 29,844 shares of common stock to Richard Koppel and Julie Koppel upon the cashless exercise of warrants to purchase an aggregate of 67,374 shares of common stock.

4. On September 29, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 62,194 shares of common stock to Salah Hassanein, Robert Knudson, Karen Sullivan, and Nancy Montgomery upon the cashless exercise of warrants to purchase an aggregate of 112,290 shares of common stock.

5. From July 1, 2003 through July 14, 2003, pursuant to the exemption from registration provided in Rule 701 under the Securities Act, the Registrant granted options to purchase 98,500 and 15,000 shares of common stock to employees, directors and consultants under its 1997 Stock Option Plan and 2003 Equity Incentive Plan, respectively, at exercise prices ranging from $16.00 to $17.00 per share.

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

      The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred approximately $1.7 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.0 million. Subsequent to the offering, we used approximately $21.2 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. As part of the redemption, we paid $10.5 million to Weston Presidio Capital II, L.P., $4.7 million to Eos Partners SBIC, L.P., $39,000 to Dan Slusser and $19,000 to Jon Kirchner, each of whom is either one of our directors or officers or one of their associates or a person owning 10 percent or more of our common stock or an affiliate of ours. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of September 30, 2003, we have approximately $41.8 million remaining from the proceeds of the offering.

      The aggregate price of the offering amount registered on behalf of the selling stockholders was $5.6 million.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350

(b) Reports on Form 8-K:

      On August 7, 2003, we filed on Form 8-K a press release announcing our financial results for the second quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL THEATER SYSTEMS, INC.

By:	/s/ JON E. KIRCHNER

Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)

Date: October 30, 2003

By:	/s/ MELVIN FLANIGAN

Melvin Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 30, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350