Form 10-K
period 2003-12-31
DIGITAL THEATER SYSTEMS INC
filed 2004-03-30
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50335

Digital Theater Systems, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0467655 (I.R.S. Employer Identification Number)
5171 Clareton Drive Agoura Hills, California 91301 (Address, including zip code of Registrant's principal executive offices)
Registrant's telephone number, including area code: (818) 706-3525

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        There was no established trading market for the registrant's common equity as of the last day of the registrant's most recently completed second fiscal quarter.

        As of March 15, 2004, 16,651,463 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on May 19, 2004.

DIGITAL THEATER SYSTEMS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained in Item 7 and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

Item 1.    Business

Company Overview

        We are a leading provider of entertainment technology, historically focused on high-quality digital multi-channel audio technology, products, and services for entertainment markets worldwide. Multi-channel audio, commonly referred to as surround sound, allows listeners to hear discrete sounds simultaneously through more than two speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound and is frequently described as the top performing surround sound technology by authoritative sources such as Widescreen Review and AudioRevolution.com in their reviews of products featuring multi-channel audio.

        We were founded in 1990 and received a key strategic investment in 1993 from investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets.

        We provide products and services to film studios, production companies, and movie theaters to produce, release, and play back digital multi-channel film soundtracks, pre-show entertainment content, subtitles, captions and descriptive narration. We currently license our sound technology to all major film distributors in the United States, including 20th Century Fox, Buena Vista Pictures, and Warner Bros. Pictures, and many international distributors. Most major feature films currently released in the United States include a DTS soundtrack. Our playback systems for DTS- formatted soundtracks have been installed in over 21,000 movie theaters worldwide.

        In 1996, we launched our consumer business, in which we license our technology to consumer electronics products manufacturers for inclusion in products such as audio/video receivers, DVD players, and home theater systems. The consumer products market has since grown to become the largest segment of our business. To date, we have entered into licensing agreements with substantially all of the major consumer audio electronics manufacturers in the world, including Pioneer Corporation, Sony Corporation, and Yamaha Corporation. We also license our technology to many major consumer semiconductor manufacturers, including Cirrus Logic, Inc., Yamaha Corporation, and Zoran Corporation. Our technology, trademarks, and know-how have been incorporated in more than 200 million consumer electronics products worldwide.

        Our technology and products have won awards in each of our markets, including:

  •
  a Scientific and Engineering Oscar Award from the Academy of Motion Picture Arts and Sciences for our DTS playback system;

  •
  a Blue Ribbon Award from EQ Magazine voting our Coherent Acoustics algorithm the best product at the 103rd Audio Engineering Society Convention; and

  •
  the Best DVD-Audio Release and Best DVD-Audio Disc Award for Queen: The Game from the Canadian Entertainment Network Awards and the Fifth Annual DVD Awards, respectively, and Most Adventurous Mix for Insane Clown Posse's The Wraith: Shangri-La from The 2nd Annual Surround Music Awards.

        We develop, market, license, and sell our proprietary technology, products, and services for the following markets:

  Consumer Markets:

  •
  Home theater and consumer electronics entertainment devices such as audio/video receivers and DVD players.

  •
  Emerging markets for digital multi-channel audio such as homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

  •
  Professional audio products and services for encoding and decoding digital multi-channel content in our proprietary format.

  •
  Music titles in our digital multi-channel format.

  Theatrical Markets:

  •
  Audio and video products and services for film producers and distributors to produce movie soundtracks, subtitles, and pre-show or alternative content in our proprietary format.

  •
  Systems for playback of multi-channel audio soundtracks, pre-show and alternative video content, and for subtitling, captioning, and descriptive narration for movie theaters and special venues.

        Regardless of the entertainment application that incorporates our technology, we provide high-quality digital delivery technology and branding for product manufacturers, content providers, and movie theaters. As the transition from analog to digital entertainment technology continues, we believe we are well-positioned to grow our licensing and product businesses worldwide. Our goal is to become essential to the ultimate entertainment experience by incorporating our technology into every device that manages, controls or delivers high-quality digital entertainment.

Industry Background

        Over the past 15 years, two trends have greatly impacted the entertainment industry: the transition from analog to digital entertainment content, and technological advancements in digital coding, transmission, signal processing, and optical storage. These trends helped create a technical foundation for the widespread adoption of digital multi-channel audio for many forms of entertainment.

  Adoption and Growth of Digital Multi-Channel Audio in the Motion Picture Industry

        Movie soundtracks were originally presented in mono, or one-channel, audio. In the mid-1970s, stereo was introduced. Stereo consists of two channels and presents sound through discrete left and right speakers. Stereo was followed by matrix technology that allowed an inexpensive two-track system to bring surround sound to a large number of movie theaters. However, the audio quality and channel separation were limited.

        In the early 1990s, the listening experience of movie audiences was significantly enhanced through the introduction of digital multi-channel surround sound technology. This format, commonly known as 5.1, combined high-quality audio with full separation in five channels: left, center, right, left surround, right surround, and a channel dedicated to low frequency effects known as a subwoofer. Digital discrete surround sound enables movie directors and producers to create a more enveloping and realistic entertainment environment. Many filmmakers recognized the ability of multi-channel audio to enhance the entertainment experience and promoted its widespread adoption.

        Digital multi-channel audio is now an industry standard audio format for feature films. Today, all of the major film studios in the United States, and an increasing number of international film studios, release their feature films with digital multi-channel soundtracks. In 2003, over 150 major feature films were released in the United States with a DTS digital multi-channel soundtrack.

        Informa Media Group, in its October 2003 publication entitled "Global Film: Exhibition & Distribution," estimates that in 2003 there were approximately 140,000 movie theater screens worldwide, and that in 2003 there were approximately 37,000 screens in the United States and Canada. As film studios have increasingly released films with digital multi-channel soundtracks, many movie theaters have purchased and installed digital multi-channel playback systems and cinema processor equipment for both newly constructed and retrofitted movie theaters. A number of other venues also utilize digital multi-channel playback systems and cinema processor equipment to enhance the entertainment experience. These venues include large-screen format theaters, amusement parks, national parks, and museums.

  Proliferation of Home Theater Systems

        Consumer demand for digital multi-channel capable home theater systems has been fueled by:

  •
  the extensive adoption of digital multi-channel audio in movie theaters;

  •
  declining prices for DVD players, audio/video receivers, and home-theater-in-a-box systems;

  •
  the superior quality and feature sets of DVDs; and

  •
  the widespread availability of DVDs released with digital multi-channel soundtracks.

        According to the DVD Entertainment Group website at dvdinformation.com, annual sales of DVDs surpassed annual sales of prerecorded videocassettes for the first time in 2001. Understanding & Solutions, in its March 2004 quarterly briefing, estimated that as of December 31, 2003, 57% of U.S. households owned one or more DVD-Video player, a figure that is expected to grow to over 90% by the end of 2007.

        Home theater systems generally consist of a DVD-Video player, a digital multi-channel audio/video receiver, five speakers, and a subwoofer. Home-theater-in-a-box systems are increasingly offered to consumers as an all-in-one home theater package for ease of use and installation. Understanding & Solutions, in its March 2004 quarterly briefing, estimates that by the end of 2007 over 55% of U.S. households and over 50% of Western European households will own at least one home theater system.

  Development of Robust New Markets for Digital Multi-Channel Sound

        Digital multi-channel sound is extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

        Manufacturers of home audio products, music labels, and recording artists have recognized that a substantial market opportunity exists for digital multi-channel home audio systems and digital multi-channel music content. Currently, there are multiple formats for CD- and DVD-based digital multi-channel audio content, many of which support our format. Understanding & Solutions, in its March 2004 quarterly briefing, estimates that the combined U.S. market for high-resolution digital multi-channel audio content will grow from 1.2 million units in 2002 to 99.0 million units in 2005.

        Car audio, personal computer, and video game console manufacturers are increasingly incorporating digital multi-channel audio capability into their products. Surround sound technology is also incorporated into portable electronics applications, such as palm-top DVD players, which allow listeners to enjoy a simulated surround sound experience using headphones. These markets represent significant growth opportunities as content providers and consumers become familiar with the capability of digital multi-channel audio to enhance the entertainment experience.

        The digital satellite and cable broadcast markets may represent significant opportunities for digital multi-channel audio. Understanding & Solutions, in its March 2004 quarterly briefing, estimates that digital satellite and/or digital cable was installed in approximately 42% of U.S. households at the end of 2003, projected to grow to 73% by the end of 2007, and in approximately 19% of Western European households at the end of 2003, projected to grow to 40% by the end of 2007. A significant market opportunity may exist in all sectors of this market including broadcast hardware, television set-top boxes, and televisions.

  Market Opportunity for Digital Multi-Channel Music Content

        Digital multi-channel music can provide an enhanced experience to music listeners, just as home theater products now provide for home video. With the 360-degree sound-field created by digital multi-channel technology, musicians and mixing engineers are now able to create a far more compelling and realistic listening experience. With this technology, an artist can create an audio experience that virtually places the listener on stage with the band, in the front rows of the audience, at the conductor's stand, or in the back of the concert hall. In addition, digital multi-channel music creates new revenue and profit opportunities for artists and music labels by allowing them to license content to third parties or release new or existing content in a digital multi-channel format. The music industry has faced many well-publicized challenges in recent years. The industry has experienced declining revenues, due in part to piracy, challenges associated with physical distribution, competition from low-priced alternative entertainment such as DVDs, and reliance on blockbuster pop acts. Partly as a result of these business challenges, many music labels are increasingly willing to license their music properties to companies that desire to release digital multi-channel music.

  Markets for Other Digital Technologies in the Motion Picture Industry

        The motion picture industry faces growing global demand for motion pictures that feature subtitles, captions, or descriptive narration. This demand is a combined result of the expansion of the motion picture business in international markets and increasing political and social pressure to provide access to the motion picture experience for the hearing and visually impaired. Film distributors and theater owners are increasingly seeking a means to address this demand in a cost-effective manner. Traditionally, subtitles or captions were permanently imprinted, etched, or overlayed directly onto the film. These are expensive processes that limit the utility of any individual film print and increases costs as film distributors are required to produce multiple versions of the same movie to support various languages. Movie theaters also incur additional costs related to managing multiple film prints. We believe a significant market opportunity is developing for digital technologies that provide a flexible, cost-effective solution for subtitling, captioning, and descriptive narration. Advanced solutions can provide for two different delivery methods: closed captioning, in which a single moviegoer uses an assistance device to view the text or hear the narrative audio, and open captioning, which allows everyone in the theater to view the text or hear the narrative audio.

        Motion picture exhibitors continue to seek new sources of revenue, independent of feature films. As a result, there is a growing demand for products and services that facilitate the creation, distribution, control, and playback of digital pre-show advertising and alternative content. Pre-show and alternative content presentation can represent sizable revenue opportunities for exhibitors who have historically been financially challenged by the high cost of modern theater construction and the limited revenue sources available from theater operation.

The DTS Solution

        Our proprietary DTS digital audio system provides moviegoers with a high-quality, digital multi-channel audio experience. Film studios and production companies use our technology and services to encode the soundtracks of their films using our proprietary digital multi-channel sound format. Theater owners purchase and use our products to play back DTS encoded soundtracks through six or more discrete speakers.

        Our competitors imprint their proprietary digital multi-channel audio data directly onto the film. This can result in audio degradation or failure from repetitive use or handling. By contrast, we use a dual-medium system whereby we store audio information on CD-ROM discs, which are synchronized to the motion picture film by the use of our proprietary timecode. The timecode is printed on the film, which enables the correlation of single or multiple events, such as audio, light, or motion, to an individual frame of film. By placing audio data on CD-ROM discs rather than directly on film, we ensure reliable high-quality playback that is not subject to film wear or subsequent audio degradation. Our system enables theater operators easily to change audio tracks or languages by swapping the audio discs rather than changing film prints—a process that can take several hours. The CD-ROM also allows much more data capacity, and consequently higher audio quality, than data-on-film systems.

        In addition, we provide products that enable the playback of video-based pre-show advertising and alternative content and systems for the projection and transmission of subtitles, captions, and descriptive narration. Our product suite allows exhibitors to purchase a single system for multiple solutions, thereby combining incremental revenue opportunities with cost efficient use of theatrical hardware.

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, which enables the encoding and decoding of audio tracks in the DTS digital multi-channel sound format. The design architecture of our technology allows us to scale or adapt, adding features or performance while maintaining backward compatibility with earlier implementations of the technology. The encoding process reduces the storage space or transmission bandwidth required for the audio information, while maximizing the quality of the sound. The audio information can then be stored on a digital medium, such as a DVD, or transmitted over a broadband connection or broadcast signal. The encoded content can be played back on digital audio electronics products equipped with a DTS Coherent Acoustics decoder, such as a DVD-based home theater system.

        The performance and flexibility of our Coherent Acoustics technology enables easy implementation in a variety of consumer electronics products. We believe that DTS Coherent Acoustics decoders were incorporated in more than 92% of the audio/video receivers that were sold in the United States in 2003 and have been to-date incorporated in more than 34 million audio/video devices worldwide. Our core technology has also been incorporated into sound systems used in homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

        The adoption of digital multi-channel audio depends on the availability of compelling content, along with the devices required to play it. Accordingly, we provide products and services to filmmakers, recording artists, producers, and software developers to make it easy to create and deliver audio content in our proprietary digital multi-channel format. We have also entered the content-creation market directly through our DTS Entertainment label to further ensure the availability of high-quality digital multi-channel audio content.

        We strive to evolve and develop our technology on an ongoing basis. For example, to offer an enhanced experience for existing and new stereo content, we have developed our Neo:6 matrix technology. This technology provides simulated multi-channel playback from stereo content and has been incorporated into home theater, home audio, portable electronics, and our movie theater products. In the future, we expect this technology to be incorporated into car audio systems as well.

Products and Services

        We segment our business into consumer markets and theatrical markets.

  Consumer Markets

        In our consumer business segment, we provide technology that enables digital multi-channel surround sound for home theater, home audio, and other emerging segments of the consumer markets. Our Coherent Acoustics technology was designed for the consumer electronics market. This proprietary technology enables delivery of up to 16 channels of discrete digital audio but typically provides from two to seven channels. Coherent Acoustics enables consumers to experience high-quality surround sound in their homes or other listening environments.

        We license our Coherent Acoustics technology to consumer electronics products manufacturers through two licensing channels. First, we license our software developer kits to semiconductor manufacturers who embed our decoding software into their digital signal processor chips. In turn, these semiconductor manufacturers sell DTS-enabled chips only to hardware manufacturers who have entered into consumer manufacturer licenses with us. As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. Our business model provides for us to receive a per-unit royalty for hardware products manufactured containing our technology.

        Consumer electronics products manufacturers can also design their products to support the passing of a DTS bitstream to another device, such as an audio/video receiver, that contains a DTS decoder. We refer to this pass-through capability as DTS Digital Out. Only devices equipped with a Coherent Acoustics decoder can play back digital multi-channel audio encoded in our format. Like our hardware licensees, our DTS Digital Out trademark licensees typically pay us fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. Our business model provides that we receive per-unit royalties for products manufactured containing our trademark.

        DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, DVD players, and home-theater-in-a-box systems. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio devices, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Through December 31, 2003, our decoders have been embedded in more than 34 million audio/video devices.

        We also market products and services for the creation of digital multi-channel audio content and we produce digital multi-channel audio content. We sell professional audio encoding devices to professional audio equipment dealers. We license our encoding technology to professional and professional/consumer product manufacturers who in turn sell the products to content owners and post-production facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks. These content owners include home video producers and distributors, individual music artists, and music labels. We also produce digital multi-channel audio content directly through our DTS Entertainment label by licensing popular titles from successful industry artists and re-mixing and releasing digital multi-channel versions of these music titles.

  Home Theater

        We have historically derived nearly all of our consumer market revenue from licensing our technology for incorporation into home theater products. These products include:

  •
  Audio and Audio/Video Receivers. Embedded DTS decoders enable these products to decode digital multi-channel audio.

  •
  DVD-Video Players. Incorporation of DTS Digital Out capabilities enables these devices to play DTS digital multi-channel DVD discs, DVD-Video discs, and 5.1 Music Discs. In addition, some DVD players contain DTS decoding capability.

  •
  DVD Universal Players. These products offer the same functionality as DVD-Video players but also provide the ability to play DVD-Audio discs.

  •
  Home-Theater-in-a-Box Systems. All-in-one home theater packages typically consist of a DVD player, audio/video receiver, five speakers, and a sub-woofer.

  New and Emerging Segments of the Consumer Market

        The high quality and flexibility of our Coherent Acoustics algorithm provides for a variety of alternative applications. We are expanding into new and emerging markets for consumer electronics and entertainment products that incorporate high-quality digital multi-channel audio, including:

  •
  Home Audio Systems. Home-based systems that are designed to play digital multi-channel music.

  •
  Car Audio Systems. Currently, most major after-market car audio manufacturers sell, or have products planned for release that include our digital multi-channel audio technology. We expect many automobile manufacturers to introduce factory-installed digital multi-channel audio systems within the next few years. A DTS digital multi-channel sound system is a standard feature on the 2004 Acura TL. Lexus, Toyota, and Mazda of Japan currently offer a DTS-equipped digital multi-channel sound system as a factory-installed option for certain vehicles. We anticipate that several other automobile manufacturers will soon release vehicles that will incorporate our technology.

  •
  Personal Computers. We have licensed our technology for incorporation into both hardware and software products for the personal computer. In the hardware market, we have licensed our decoding technology to a number of hardware peripherals manufacturers who incorporate our technology into sound cards and speaker systems. In the software market, we have licensed our decoding technology to two of the leading software-based DVD player providers, Cyberlink Corporation and Intervideo Inc., who have incorporated our technology into some of their products.

  •
  Video Games and Consoles. We believe that the addition of interactive digital multi-channel audio to video games will enable a level of realism not provided by conventional audio systems and represents a significant enhancement to the quality of the gaming experience. We intend to license our technology for inclusion into gaming hardware and software applications. In the video game hardware market, Sony Corporation's PlayStation 2 supports our interactive digital multi-channel sound technology when connected to a DTS-capable audio/video receiver. In the game software market, we have entered into licensing relationships with several major game publishers, including Activision, Inc., Atari, Inc., and Electronic Arts, Inc., to incorporate our digital multi-channel encoding technology into their PlayStation 2 games.

  •
  Portable Electronics Devices. Our technology is incorporated into some portable electronics devices, such as portable DVD players. Portable devices include camcorders, portable disc players, and music archival devices. We intend to aggressively pursue incorporation of our technology into other portable electronics devices such as camcorders, portable disc players, and music archival devices for stereo and simulated multi-channel playback via headphones.

  •
  Digital Satellite and Cable Broadcast Products. Our technology has recently been adopted by the European Broadcasting Union's Digital Video Broadcast Project as one of several formats for digital multi-channel audio delivery. This standards group sets digital cable, satellite, and terrestrial broadcast standards for international markets including Europe. We are actively working with other relevant standards organizations for the inclusion of our technology. Such inclusion would enable us to pursue the incorporation of our technology into broadcast hardware, set-top-boxes, and televisions. To date, we have licensed our trademarks and decoding technology for incorporation into television set-top boxes.

  New Technologies for Existing and Emerging Consumer Markets

        We continue to evolve and develop our technology for the consumer market. Our Neo:6 matrix technology provides simulated multi-channel play back from stereo, or two-channel, content. This technology increasingly is being incorporated into home theater systems, home audio systems, and portable electronics devices. We expect this technology to be incorporated into car audio systems and broadcast products in the future. This technology provides us with new revenue opportunities from existing and new customers.

        We continue to develop the synergies between the various market segments in which we operate, such as the incorporation of our Coherent Acoustics technology into our theatrical products to provide higher quality audio delivery for alternative content presentation in the theatrical market.

  Audio Content

        To support the adoption of our technology, we sell, license, and provide professional audio products and services for encoding and decoding digital multi-channel content in our format. We also produce, market, and sell music titles in our digital multi-channel format under our DTS Entertainment label.

        Professional Audio Products and Services.    We sell, license, and provide a variety of professional audio products and services for content creators. The ultimate customers for these products are recording artists, music labels, and post-production facilities. The following table lists the professional audio products and services that we currently provide:

Product or Service	Description
CAE-4 Mastering Encoder and CAD-4 Professional Decoder	Complementary encode and decode systems for creating and monitoring digital multi-channel soundtracks in the DTS format for DVDs, CDs, and other digital media.
Software Encoder	Software encoding system for audio tools providers.
DTS Encoding Service	Content providers create a digital multi-channel master audio mix and provide it to us for encoding.

        DTS Entertainment Label.    We re-mix and produce a wide variety of digital multi-channel music content. We license this content and pay a royalty based on the number of discs sold. We have released over 150 titles from artists in different genres of music including classical, jazz, country, pop, rock, and others. These releases include works from classical composers such as Handel and Tchaikovsky, and titles by artists such as Diana Krall, Herb Alpert, Vince Gill, Lyle Lovett, The Eagles, Queen, Sting, and Bonnie Raitt.

        Under our DTS Entertainment label, we sell the following products:

  •
  5.1 Music Discs. Our 5.1 Music Discs play in DVD players that are connected to a DTS-capable 5.1 playback system. Due to our patent coverage, we are the only company able to produce 5.1 Music Discs, although we have licensed, and may continue to license, the right to produce 5.1 Music Discs in the future. We have released over 115 titles in this format.

  •
  DVD-Audio Discs. DVD-Audio is a relatively new and growing format for music presentation. Our DVD-Audio discs are fully compatible with both DVD-Audio players and DVD-Video players. We have released 33 DVD-Audio discs.

  •
  OEM/ Commercial Bundling. We provide major consumer electronics products manufacturers targeted digital multi-channel content, which they bundle with their product offerings to highlight a particular feature or capability and to enhance the perceived value of their product.

        Relationships with Record Labels.    We are pursuing relationships with major record labels whereby we re-mix and produce titles from the label in our multi-channel format and the label distributes these titles. We announced our first such relationship with EMI Music in August 2003. We will produce multi-channel recordings from various EMI titles, these products will carry the DTS logo, and we will receive a per-unit royalty for each unit sold.

  Theatrical Markets

        In our theatrical business segment, we sell products and services to producers and distributors of feature length films and to movie theaters and special venues.

  Products and Services for Film Producers and Distributors

        For film producers and distributors, we license technology to encode a movie's audio master into our digital multi-channel format and provide audio CD-ROMs for distribution with film prints to movie theaters. To facilitate synchronization to the film print, we provide the studios with equipment and the right to produce a timecode track which is printed on the film. The discs and the film print have corresponding electronic serial numbers to ensure playback of the correct soundtrack.

  Products for Movie Theaters and Special Venues

        Digital Audio Playback Systems.    In order for a movie theater to play a DTS-encoded soundtrack, the theater must use one of our audio playback systems. These systems are rack-mounted products installed in movie theater projection booths. These playback systems are sold in several configurations that support analog and digital audio play back, and other audio management and theater automation functions.

        We sell similar products and services to special venues such as large-format theaters, amusement parks, national parks, and museums. We believe we are a leading supplier in this market due to our high quality and reliability and because we have the only commercially available technology that supports all film sizes and speeds from 8 millimeter to 70 millimeter.

        Systems for Subtitling, Captioning, and Descriptive Narration.    We also sell our DTS-CSS system to movie theaters. This system delivers feature-film subtitles, captions, and descriptive narration for foreign language and hearing and visually impaired audiences. We believe this proprietary digital system is a cost-effective method to provide subtitles, captions, and descriptive narration for a film because it eliminates the need to permanently imprint, etch, or overlay the subtitles or captions directly onto the film. The DTS-CSS system enables the delivery of open or closed captioning, depending on the output device utilized. For open captions, the DTS-CSS system uses a separate video projector to render subtitles or captions; for closed captions, the system is utilized in conjunction with a rear-wall display device. This product is designed to address the increasing political and social pressure to provide access to the motion picture experience for the hearing and visually impaired.

        This same family of products is also being used for alternative content presentations and for pre-show advertising. These products enable a theater owner to extend its range of revenue opportunities, but also help to maximize the utility of equipment in theater projection rooms, saving expense and space. In the pre-show advertising area, both the CSS system and the DTS XD10 Cinema Media player can be used when coupled with a color projector. The DTS XD10 has an extensive feature set, which includes networking capability to facilitate its integration into a content distribution system.

        The chart below lists the products that we sell to movie theaters and special venues:

Product or Service	Description
DTS XD10 Cinema Media Player	The recently introduced DTS XD10 is a DVD and hard-drive based multi-function playback device for movie theaters. DTS XD10 supports up to ten channels of audio, digital video play back capability, and can be upgraded to support DTS-CSS applications and/or pre-show advertising and alternative content
DTS-6D Digital Playback System	A digital multi-channel audio playback unit for movie theaters.
DTS-6AD Cinema Processor	An integrated DTS-6D playback unit with a cinema processor, providing audio playback management and control as well as theater automation functions.
DTS-ES Extended Surround Decoder	A decoding device which derives a center surround channel from extended surround tracks, providing 6.1 audio for theaters.
DTS-6SV Special Venue	A modified DTS-6D playback unit for special venue customers, providing six full bandwidth audio channels and a time code reader for use with non-standard film sizes.
DTS-ECP Expandable Cinema Processor	An entry-level analog cinema processor and booth monitor that can be upgraded for DTS digital play back.
DTS Digital Playback Package	A digital playback upgrade kit for the DTS-ECP, providing the functionality of our DTS-6AD Cinema Processor.
DTS-CSS System	A digital subtitling, captioning, and descriptive narration system consisting of a processing unit, time code reader, and a digital projector.

DTS Technology Platform

        Our core audio technology platform is designed to capture, store, and reproduce audio signals. There are several technical considerations involved in this process, including the frequency of data sampling, the word length, and the bit rate. These factors can control the quality of audio presentation and are commonly managed through compression techniques.

        A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, and economic challenges. We address this challenge by developing coding technology and products that reduce the amount of data required to store and transmit an audio signal and to subsequently reproduce the data.

        The design, architecture, and implementation of this coding solution is complex. Signal coding requires a thorough and combined understanding of the disciplines of electrical engineering, computer science, and psychoacoustics, coupled with significant practical experience. One of our key technical strengths has been our ability to develop a system that enables the transparent reproduction of an original audio signal, meaning that the reproduction sounds indistinguishable from its source.

        Emerging applications for digital multi-channel audio, such as video games, the Internet, and recordable media, have limited bandwidth. Our technology architecture is flexible enough to accommodate these needs and optimize quality within the constraints of the application.

        The following chart compares our audio technology against the two other predominant technologies used on DVD-Video—Dolby AC-3, and MPEG-2, Layer 2.

Comparison of Technologies Used in DVD-Video	DTS	Dolby AC-3	MPEG-2, Layer 2
Range of Operation (Bit Rates)	32-9,216 kbps	32-640 kbps	32-920 kbps
Range of Sample Rates	8-192 kHz	32-48 kHz	8-148 kHz
Number of Channels	16 +	5.1	7
Scalability:
Sampling frequency	Yes	No	Yes
Channels	Yes	No	Partly
Bit Rate	Yes	Partly	No

        We have designed the following attributes into the basic architecture of our technology:

  •
  scalable, meaning that parameters such as data rate can be set over a very wide range, as applications require;

  •
  extensible, meaning that the structure itself accommodates additional data for enhancements both anticipated and unknown; and

  •
  backward compatible, meaning that extensions and enhancements do not preclude the ability of earlier decoders to play the core signal.

Intellectual Property

        We have a substantial base of intellectual property assets covering patents, trademarks, copyrights, and trade secrets. We have 19 individual patent families resulting in more than 85 individual patents and more than 60 patent applications throughout the world. We have nearly 70 trademarks and nearly 45 trademark applications pending worldwide with additional marks in the pre-application phase. We also have a number of federally registered copyrights and maintain a sizeable library of copyrighted software and other technical materials as well as numerous trade secrets. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial centers of the world.

        We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing with some beginning to expire between 2005 and 2009. However, many of our more substantive patents are relatively young and have expiration dates ranging from 2015 to 2018. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, we do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

        The following table lists our key patents and patent applications and the inventions they cover:

Key Patent Titles	Coverage
Consumer Markets
Multi-Channel Predictive Subband Audio Coder Using Psychoacoustic Adaptive Bit Allocation in Frequency, Time and over Multiple Channels	Coherent Acoustics Algorithm—Encoder & Decoder
Improving Sound Quality of Established Low Bit-Rate Audio Coding Systems Without Loss of Decoder Compatibility	Core + Extension Architecture, 96 kHz/24 Bit Structure
Method of Decoding Two-Channel Matrix Encoded Audio to Reconstruct Multi-Channel Audio	Neo:6 (stereo to multi-channel) and DTS-ES (6.1 channel)
Digitally Encoded Machine Readable Storage Media Using Adaptive Bit Allocation in Frequency, Time and over Multiple Channels	Coherent Acoustics Algorithm—Article of Manufacture
Method and Apparatus for Multiplexed Encoding of Digital Audio Information onto a Digital Storage Medium	Multi-Channel CD—5.1 Music Disc (applicable to Theatrical discs)
Theatrical Markets
Motion Picture Digital Sound System and Method with Primary Sound Storage Edit Capability	Theatrical Synchronization and Play Back
Motion Picture Digital Sound System & Method	DTS Time Code on Film
Motion Picture Subtitling System and Method Using an Electro-Optical Dowser	Subtitling System Using an Optical Dowser

        We generally license our technology on standard terms through a two-tiered structure: first to integrated circuit semiconductor manufacturers and then to consumer electronics products manufacturers. We generally license on a non-exclusive, perpetual, worldwide basis. Our business model provides for hardware manufacturers to pay us for each unit they produce that contains our technology or trademarks. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are required to use the appropriate DTS trademark on the products they manufacture.

        In the consumer products market, we have 25 patents issued and 42 patents pending worldwide spanning the entire spectrum of our technology including the encoding and decoding process, the structure of the DTS audio stream, and media containing DTS encoded material. In addition, we have a number of patents and applications covering extensions of our core technology architecture as well as unique implementation approaches for various product applications.

        In the theatrical market, we have 47 patents issued and eight patents pending worldwide covering our theatrical system, the DTS time code, and our subtitling method. These patents cover the technology that is utilized in our various cinema products as well as our film license rights.

        We also have 16 patents and four patent applications that span across both the consumer products and theatrical sectors of our business. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product.

        We have licensed from Audio Processing Technology Limited the rights to the apt-X algorithm on a perpetual, worldwide, non-exclusive basis. The apt-X algorithm is the audio algorithm used by our cinema products to encode and play back our audio tracks.

        Our trademarks consist of over 20 individual word marks, logos, and slogans filed throughout the world. The marks cover our various products, technology, improvements, and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and are required to be used on licensed products to identify the existence of the technology and to provide greater consumer awareness. Our trademarks include the following:

        We have a significant amount of copyright protected materials including software, textual materials, and master audio materials used to produce our DTS Entertainment products. A number of these products have been federally registered.

Customers

  Consumer Markets

        Consumer Electronics Products Manufacturers.    We have licensed our Coherent Acoustics technology to over 224 consumer electronics products manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold over 34 million products with DTS digital sound decoding technology. The following list sets forth some of the consumer electronics products manufacturers that have licensed our technology.

Audio & Audio/Video Receivers		DVD Players
Denon Ltd. LG Electronics, Inc. Onkyo Corporation	Pioneer Corporation Sony Corporation Yamaha Corporation	LG Electronics, Inc Pioneer Corporation Samsung Electronics Co., Ltd.	Sony Corporation Thomson Yamaha Corporation

Car Audio Systems
Alpine Electronics, Inc.	Kenwood Corporation	Panasonic Corporation	Pioneer Corporation

        Semiconductor Manufacturers.    We have licensed to over 47 semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees. Our major semiconductor-manufacturing customers include the following:

Cirrus Logic, Inc.	MediaTek, Incorporated	Yamaha Corporation
Matsushita Electrical	Sony Corporation	Zoran Corporation
Industrial Co. Ltd.

        Content Providers.    We have also provided our Coherent Acoustics technology to many of the leading home video and music content providers including DreamWorks Home Entertainment, New Line Home Entertainment, Inc., and Warner Bros. Records, Inc. To date, over 4,200 DVD titles, over 155 CD titles, and over 35 DVD-Audio titles have been produced with DTS digital multi-channel audio tracks.

        DTS Entertainment.    Major retail customers who sell DTS Entertainment labeled music content to consumers include Amazon.com, Best Buy, Musicland, and Tower Records.

  Theatrical Markets

        The nine major film studios in the United States are all customers of ours. According to Exhibitor Relations, these film studios accounted for approximately 85% of admission revenues and 91 of the 100 highest grossing films in the United States in 2003. These studios, which released most of their major feature films in the DTS format in 2002, are listed below.

20th Century Fox	DreamWorks SKG	Paramount Pictures
Buena Vista Pictures	MGM Pictures	Universal Pictures
Columbia Pictures	New Line Cinema Corp.	Warner Bros. Pictures

        In addition, we sell our playback equipment to movie theaters, including the following:

AMC Entertainment, Inc.	Cinemark USA, Inc.	Regal Cinemas, Inc.
Carmike Cinemas, Inc.	Loews-Cineplex Entertainment Corp.	UGC Cinemas Group

Sales, Marketing, and Support

  Consumer Products

        We have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, and Northern Ireland. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers we can enhance our sales and business development efforts.

        We market our digital sound encoding equipment directly to the content providers and audio professionals serving the consumer electronics market. We believe that allowing easy access to encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronics products.

  Film Producers and Distributors

        Our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide.

  Movie Theaters

        We sell our theatrical playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India, China, and Eastern Europe.

  DTS Entertainment

        We sell music content released under our DTS Entertainment label through distributors. In the United States, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts. We also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels internationally. Cadiz Music Limited serves as our exclusive distributor of DTS Entertainment label products in Europe and we intend to engage an established distributor in Asia to handle distribution in that territory. We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

Research and Development

        We have a group of 31 engineers and scientists, including seven PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facility in Bangor, Northern Ireland.

        Our research and development expenses totaled approximately $3.6 million during 2001, $3.8 million during 2002, and $5.0 million during 2003. We expect that we will continue to commit significant resources to research and development in the future.

        In December of 2003 we entered into a collaboration research agreement with Sonic Arts Research Centre, or SARC, located at Queen's University in Belfast, Northern Ireland. The research is focused on the development of new multi-channel audio technologies and is jointly funded by DTS and Invest NI, a development agency in Northern Ireland.

Governmental and Industry Standards

        There are a variety of governmental and industry-related organizations that are responsible for adopting system and product standards. Standards are important in many technology-focused industries as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring the existence of a particular technology or feature, or an optional basis, meaning that a particular technology or feature may be, but is not required to be, utilized.

        We actively participate in a variety of standards organizations worldwide, including the DVD Forum, the Digital Video Broadcast Project, the Digital Media Device Association, International Engineering Consortium, the High-Definition Multimedia Interface Standard, the Media Oriented Systems Transport Bus, the Audio Engineering Society, and the Society for Motion Picture and Television Engineers. We anticipate being involved in a number of other standards organizations as appropriate to facilitate the implementation of our technology.

        We believe the market for audio and audio/video products is very standards driven and our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory where possible. We believe our standards involvement also provides us early visibility into future technology opportunities.

        In the consumer products area, we are members of the DVD Forum and are specifically involved in several working groups and expert groups. For DVD-Video, we have obtained optional status for our core Coherent Acoustics technology. Through our participation, we have expanded the supported specification of our codec, increasing the quality and number of channels. We are currently working to upgrade our status to mandatory in future generations of the DVD specification. Our technology has been accepted as an optional format in the DVD-Audio Recordable specification and we are currently involved in the working groups for Interactive DVD, High Definition DVD, and DVD recording specifications for both audio and high definition video.

        In the digital broadcast area, we participate in the Digital Video Broadcast (DVB) Project and in late 2002 our technology was accepted as an optional audio format in the DVB Specification.

        For music and portable devices, we participate in the Digital Media Device Association.

        We actively participate in the major industry associations that publish research and establish standards. These include the Society of Motion Picture and Television Engineers and, in particular, the committees relating to digital cinema, and the Audio Engineering Society.

        We have six employees and consultants focused on standards activities, including one in Europe, one in Japan, and four in the United States. We also employ additional resources as necessary to assist with specific standards-related tasks.

Competition

        We face intense competition in each of our markets and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. We compete with Dolby in nearly all of our markets and product categories.

        Dolby was founded more than 35 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

        In addition to Dolby Laboratories, we also compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Smart Devices, Inc., Sony Corporation, Thomson, Ultra Stereo Labs, Inc., and various consumer electronics products manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

        We believe that the principal competitive factors in each of our markets include some or all of the following:

  •
  technology performance, flexibility, and range of application;

  •
  quality and reliability of products and services;

  •
  brand recognition and reputation;

  •
  inclusion in industry standards;

  •
  price;

  •
  relationships with film producers and distributors and with semiconductor and consumer electronics manufacturers;

  •
  availability of compatible high-quality audio content; and

  •
  timeliness and relevance of new product introductions.

        We have been successful in penetrating the consumer and theatrical markets and building and maintaining significant market share. Most major feature-film releases in the United States are encoded in our format, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, and a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

        We believe there are significant barriers to entry in our key markets. In the theatrical market, there are three well-established formats—DTS, Dolby, and Sony—and we believe it would be very difficult for a new entrant to penetrate the market. Key barriers to entry include physical limitations on the film, intellectual property coverage, and the reluctance of the film studios to pay additional license fees and theater operators to purchase additional playback equipment. In the consumer electronics products market, the standards relating to DVD-Video are well established and support a limited number of technologies including DTS Coherent Acoustics.

Employees

        As of December 31, 2003, we had 151 employees, which includes 40 employees in engineering, technical services, and research and development, 13 employees in production and operations, 61 employees in sales, marketing, service, and support, 17 employees in accounting and information technology, and 20 employees in senior management and administration. Of the 151 total employees, 106 work in the United States and 45 work in our various international locations, including 36 in the United Kingdom. None of our employees is subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and administration organizations.

Website Access to SEC Filings

        We maintain an Internet website at www.dtsonline.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

        Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 42,000 square feet. This space is leased under two leases which expire in May 2007 and October 2007. We also lease smaller facilities in other locations including, the United States of America, England, Northern Ireland, Japan, China, and Hong Kong. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

        We are not a party to any material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business. In addition, in the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

Item 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

        Our common stock has been traded on the Nasdaq National Market under the symbol "DTSI" since our initial public offering on July 10, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2003:
Third Quarter (from July 10, 2003)	$31.31	$19.50
Fourth Quarter	$34.28	$24.05

        As of March 1, 2004 there were approximately 2,300 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors as the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

        During 2003, we issued and sold the following securities that were not registered under the Securities Act. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. Each of the recipients of securities in the transactions described in 1-3 and 5-11 below were accredited or sophisticated persons and had adequate access, through employment or other relationships, to information about us.

          1.     On February 3, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Registrant sold 11,731 shares of common stock for cash at a price of $0.02 per share to Robert Knudson upon exercise of a warrant issued to him on October 24, 1997.

          2.     On February 17, 2003, pursuant to the exemption from registration provided in Rule 701 under the Securities Act, the Registrant sold 1,250 shares of common stock for cash at a price of $1.02 per share to Wendi King upon exercise of an incentive stock option issued to her on September 30, 2002.

          3.     On March 10, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Registrant sold 4,952 shares of common stock for cash at a price of $0.02 per share to each of Karen Sullivan and Nancy Montgomery upon exercise of warrants issued to them on October 24, 1997.

          4.     On April 8, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Registrant sold 32,864 warrants to purchase its common stock to Salah Hassanein for an aggregate purchase price of $1.00 pursuant to a Settlement Agreement and General Release dated April 3, 2003, by and between the Registrant and Mr. Hassanein. Mr. Hassanein asserted that he was denied the opportunity to participate in the Company's Series B Preferred stock financing in violation of contractual preemptive rights. The Settlement Agreement and General Release provides for a release of all claims by Mr. Hassanein against the Registrant, whether or not known, existing on the date of the agreement. The warrants were immediately exercised for cash at an exercise price of $0.02 per share (an aggregate exercise price of $657.28) and the Registrant issued 20,114 shares of its common stock to Mr. Hassanein, as trustee of the Salah M. Hassanein Trust, and 12,749 shares of its common stock to the Knudson Living Trust, a trust for the benefit of Robert Knudson's children, pursuant to Mr. Hassanein's instructions.

          5.     On June 9, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Registrant sold 49,529 shares of common stock for cash at a price of $0.02 per share to each of The Phoenix Partners III Limited Partnership and The Phoenix Partners IV Limited Partnership upon exercise of warrants issued to them on October 24, 1997.

          6.     On July 14, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 4,690,390 shares of common stock to its preferred stockholders upon the automatic cashless exercise of warrants to purchase an aggregate of 4,695,923 shares of common stock.

          7.     On August 8, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 301,164 shares of common stock to Terry Beard, Patrick Beard, Stephen Smyth, Mike Smyth, AT Communications, Neil Robinson, Brian Speers, and James Ketcham upon the cashless exercise of warrants to purchase an aggregate of 666,403 shares of common stock.

          8.     On August 13, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 29,844 shares of common stock to Richard Koppel and Julie Koppel upon the cashless exercise of warrants to purchase an aggregate of 67,374 shares of common stock.

          9.     On September 29, 2003, pursuant to the exemption provided in Section 3(a)(9) of the Securities Act, the Registrant sold an aggregate of 62,194 shares of common stock to Salah Hassanein, Robert Knudson, Karen Sullivan, and Nancy Montgomery upon the cashless exercise of warrants to purchase an aggregate of 112,290 shares of common stock.

          10.   During 2003, pursuant to the exemption from registration provided in Rule 701 under the Securities Act, the Registrant granted options to purchase 145,705 shares of common stock to employees, directors and consultants under its 1997 and 2002 Stock Option Plans and its 2003 Equity Incentive Plan at exercise prices ranging from $3.92 to $17.00 per share. Of the 145,705 shares granted, as of December 31, 2003, 6,312 shares have been exercised and 500 have been cancelled. Any of the 500 options cancelled prior to the effectiveness of our initial public offering, were returned to the 1997 or 2002 Stock Option Plans. As of the effectiveness of our initial public offering, any options forfeited were reserved for issuance under the 2003 Equity Incentive Plan.

          11.   On November 19, 2004, pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 369,468 shares of common stock to various individuals upon the cashless exercise of warrants to purchase an aggregate of 629,324 shares of common stock.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

        On July 15, 2003, we closed the sale of an aggregate of 4,091,410 shares of our Common Stock, $0.0001 par value, in our initial public offering, which included the sale of 251,410 shares of our Common Stock pursuant to the exercise of the underwriters' overallotment option in the offering. The offering also included the sale by certain of our stockholders of an aggregate of 324,590 shares of our Common Stock in connection with the exercise by the underwriters of their overallotment option. The managing underwriters in the offering were SG Cowen Securities Corporation, William Blair & Company, L.L.C., and Thomas Weisel Partners LLC. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). All 4,416,000 shares of Common Stock registered under the Registration Statement, including shares sold by us and by selling stockholders upon exercise of the overallotment option, were sold at a price per share of $17.00.

        The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred approximately $1.7 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.0 million. Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of December 31, 2003, we have approximately $41.8 million remaining from the proceeds of the offering.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with historical selected consolidated financial data of Digital Theater Systems, Inc. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000, and 2001 are derived from our audited consolidated financial statements for such periods and dates, which are not included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2002, and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from, and qualified by reference to, our audited consolidated financial statements for such periods and dates, which appear elsewhere in this Form 10-K. It is important that you read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and

Results of Operations" included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenues:
Technology and film licensing	$4,895	$14,605	$19,615	$31,906	$42,229
Product sales and other revenues	17,945	10,457	9,133	9,150	9,473

Total revenues	22,840	25,062	28,748	41,056	51,702
Cost of goods sold:
Technology and film licensing	2,127	2,901	3,007	3,687	4,281
Product sales and other revenues	8,604	5,988	7,045	6,949	6,751

Total cost of goods sold	10,731	8,889	10,052	10,636	11,032

Gross profit	12,109	16,173	18,696	30,420	40,670
Operating expenses:
Selling, general and administrative	10,420	12,819	13,336	16,379	20,473
Research and development	2,947	2,984	3,603	3,754	4,987

Total operating expenses	13,367	15,803	16,939	20,133	25,460

Income (loss) from operations	(1,258)	370	1,757	10,287	15,210
Interest (income) expense, net	441	338	278	94	(271)
Other (income) expense, net	(295)	131	302	255	214

Income (loss) before provision (benefit) for income taxes	(1,404)	(99)	1,177	9,938	15,267
Provision (benefit) for income taxes	—	—	(2,731)	3,688	5,368

Net income (loss)	(1,404)	(99)	3,908	6,250	9,899
Accretion and accrued dividends on preferred stock	(1,206)	(1,783)	(1,813)	(1,848)	(1,234)

Net income (loss) attributable to common stockholders	$(2,610)	$(1,882)	$2,095	$4,402	$8,665

Net income (loss) attributable to common stockholders per common share:
Basic	$(0.61)	$(0.44)	$0.49	$0.99	$0.95

Diluted	$(0.61)	$(0.44)	$0.23	$0.47	$0.80

Weighted average shares used to compute net income (loss) attributable to common stockholders per common share:
Basic	4,282,919	4,294,378	4,295,419	4,432,408	9,166,389

Diluted	4,282,919	4,294,378	9,054,843	9,329,278	10,764,867

        See our consolidated financial statements and related notes for a description of the calculation of the historical net income (loss) attributable to common stockholders per common share and the weighted-average number of shares used in computing the historical per common share data.

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$2,176	$4,152	$6,858	$4,051	$99,389
Working capital	4,433	7,815	9,452	9,381	110,810
Total assets	12,686	15,176	21,707	25,779	127,495
Long-term obligations, less current portion	6,403	6,403	6,303	—	—
Mandatorily redeemable preferred stock	13,559	17,641	19,454	21,302	—
Total stockholders' equity (deficit)	(12,458)	(12,950)	(10,855)	(6,315)	118,871

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained below and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

        You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We are a leading provider of entertainment technology, historically focused on high-quality digital multi-channel audio technology, products, and services for entertainment markets worldwide. Multi-channel audio, commonly referred to as surround sound, provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets.

        We manage our business through two reportable segments—our theatrical business and our consumer business. Historically, we have derived a majority of our revenues from the theatrical business. Beginning in 2001, however, we have derived a majority of our revenues from our consumer business.

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

        In our theatrical business, we derive revenues from sales of our playback equipment and cinema processors to movie theaters and special venues. In addition, we sell encoding and duplication services to film producers and distributors for the creation of digital multi-channel motion picture soundtracks. We also derive revenues from the sale of systems and encoding services for pre-show advertising, alternative content, subtitling, captioning, and descriptive narration.

        We present revenues in our consolidated financial statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as derived from (1) technology and film licensing and (2) product sales and other revenues. Our technology and film licensing revenues are derived from each of our consumer and theatrical business segments. Revenues from technology licensing in connection with our consumer business segment include revenues derived from licensing our audio technology, trademarks, and know-how to consumer electronics, personal computer, video game and console, digital satellite and cable broadcast, and professional audio companies as well as to semiconductor manufacturers. Revenues from technology and film licensing in connection with our theatrical business segment include revenues derived from film licensing and services that we provide to film studios for the production of soundtracks in our digital multi-channel format. Our product sales and other revenues also are derived from each of our consumer and theatrical business segments. Revenues from product sales and other revenues in connection with our consumer business segment include revenues derived from sales of music titles that we produce in our digital multi-channel format and sales of our professional audio products and services. Revenues from product sales and other revenues in connection with our theatrical business segment include revenues derived from sales of our digital playback systems, cinema processor equipment, and systems for subtitling, captioning, and descriptive narration to movie theaters and special venues.

        We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

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

        In our theatrical business, our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide. We sell our digital multi-channel playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States and Canada, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India, China, and in Eastern Europe.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition. We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue recognition in Financial Statements." Revenues from the sale of theatrical hardware products are recorded upon shipment, assuming title and risk of loss has transferred to the customer, we have no significant obligations remaining, prices are fixed or determinable, and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in our playback systems is undertaken under arrangements with major film studios. Revenues arising from the licensing and duplication of soundtracks are recognized upon completion, assuming prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured.

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

  •
  Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts at December 31, 2002 and 2003 amounted to $437,000 and $429,000, respectively.

  •
  Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden declines in demand due to economic downturns, rapid product improvements, and technological changes. Our inventory reserves at December 31, 2002 and 2003 amounted to $351,000, and $393,000, respectively.

  •
  Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2002 and 2003, we have evaluated our deferred tax assets and liabilities and we have determined that no valuation allowance is necessary. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

  •
  Impairment of Long-Lived Assets. We periodically assess potential impairments of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, we have not had an impairment of long-lived assets.

  •
  Product Warranty. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty reserves at December 31, 2002 and 2003 amounted to $52,000, and $81,000, respectively.

  •
  Stock-based Compensation. We account for employee stock option and purchase plans in accordance with the provisions of Accounting Principals Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations of the Financial Accounting Standards Board, or FASB, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

  •
  Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies," and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Segment and Geographic Information

        Our reportable segment and geographic information is as follows (in thousands):

	Revenues by Segment
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$13,507	$15,399	$16,328
Consumer business	15,241	25,657	35,374

Total revenues	$28,748	$41,056	$51,702

	Gross Profit by Segment
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$6,437	$6,517	$7,190
Consumer business	12,259	23,903	33,480

Total gross profit	$18,696	$30,420	$40,670

	Income (Loss) From Operations by Segment
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$(2,345)	$(2,425)	$(3,504)
Consumer business	4,102	12,712	18,714

Total income from operations	$1,757	$10,287	$15,210

	Revenues by Geographic Region
	For the Years Ended December 31,
	2001	2002	2003
United States	$10,707	$10,224	$15,837
International	18,041	30,832	35,865

Total revenues	$28,748	$41,056	$51,702

        The following table sets forth, for the periods indicated, long-lived assets by geographic region in which we hold assets (in thousands):

	Long-Lived Assets
	As of December 31,
	2001	2002	2003
United States	$3,072	$3,244	$3,150
International	309	297	366

Total long-lived assets	$3,381	$3,541	$3,516

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenues:

	For the Years Ended December 31,
	2001	2002	2003
Revenues:
Technology and film licensing	68.2%	77.7%	81.7%
Product sales and other revenues	31.8	22.3	18.3

Total revenues	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	10.5	9.0	8.3
Product sales and other revenues	24.5	16.9	13.0

Total cost of goods sold	35.0	25.9	21.3

Gross profit	65.0	74.1	78.7
Operating expenses:
Selling, general and administrative	46.4	39.9	39.7
Research and development	12.5	9.1	9.6

Total operating expenses	58.9	49.0	49.3

Income from operations	6.1	25.1	29.4

Interest (income) expense, net	1.0	0.2	(0.5)
Other (income) expense, net	1.0	0.7	0.4

Income (loss) before provision (benefit) for income taxes	4.1	24.2	29.5
Provision (benefit) for income taxes	(9.5)	9.0	10.4

Net income (loss)	13.6%	15.2%	19.1%

Comparison of Years Ended December 31, 2003 and 2002

  Revenues

        Total revenues for the year ended December 31, 2003 increased 26% to $51.7 million from $41.1 million for the year ended December 31, 2002, due primarily to the increase in technology and film licensing revenues. Technology and film licensing revenues totaled $42.2 million for 2003, compared to $31.9 million in 2002, an increase of 32%. Technology licensing revenues posted growth of 36% for the period, driven primarily by the rapid increase in sales by our licensees of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems. Film and other content licensing grew by 21% due primarily to revenues generated from increases in the number of U.S. films released in the DTS format, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack. Product sales and other revenues totaled $9.5 million for 2003, compared to $9.2 million in 2002.

        In the consumer business, revenues for the year ended December 31, 2003 were $35.4 million, a 38% increase over the $25.7 million recorded in the year ended December 31, 2002, due to the strength of the consumer electronics licensing activities discussed above. Theatrical revenues were $16.3 million for the year ended December 31, 2003, a 6% increase over 2002, as growth in film licensing revenues more than offset a decline in product-related revenues. We expect future growth in our theatrical revenues to be driven by new product and technology offerings and expect to see increased growth in theatrical sales in 2004.

  Gross Profit

        Consolidated gross profit improved to 79% of revenues for the year ended December 31, 2003, from 74% for 2002. The increase is due to changes in the mix of licensing and product revenues, as higher-margin technology and film licensing comprised 82% of revenues in the year ended December 31, 2003, up from 78% of revenues in the prior year period.

        Gross profit associated with technology and film licensing revenues improved slightly to 90% of related revenues for the year ended December 31, 2003 from 88% in the prior year period. This increase is primarily due to a favorable mix of technology licensing, which carries very little cost, relative to film licensing, which typically carries cost of 25% to 30%.

        Gross profit for our consumer business improved to 95% of related revenues for the year ended December 31, 2003, from 93% in the prior year. The increase is due to the rapid growth of higher margin technology licensing revenues. Theatrical business gross profit increased slightly to 44% of related revenues for the year ended December 31, 2003 from 42% in the prior year due to the higher revenues achieved in 2003, which allowed certain fixed overhead costs to be spread over a larger revenue base.

        We expect our consolidated gross profit as a percentage of sales to decrease to between 70% and 75% in 2004 as we expect that the sales growth rate in our theatrical business will exceed that of our higher margin consumer business.

  Selling, General, and Administrative

        Selling, general, and administrative expenses increased 25% to $20.5 million for the year ended December 31, 2003, from $16.4 million for the prior year. The increase is primarily due to increases in salaries and related costs of $1.8 million as we increased headcount to support our growth and professional services of $1.3 million, which includes costs associated with our increased intellectual property compliance and enforcement activities and additional costs associated with operating as a public company. The year to year increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. In addition to these growth factors, the 2003 amount includes $497,000 in expenses related to stock-based compensation for options and warrants to purchase common stock.

        We expect selling, general, and administrative expenses in 2004 to increase in absolute dollars relative to the prior years.

  Research and Development

        Research and development expenses for the year ended December 31, 2003 increased to $5.0 million compared to $3.8 million for the same period in the prior year. The increase is primarily due to increased labor costs caused by increased headcount associated with new product initiatives and expenses association with the optimization of our Coherent Acoustics technology for new consumer electronics applications. Research and development headcount increased from 32 at December 31, 2002 to 41 at December 31, 2003.

        We expect research and development expenses in 2004 to increase in absolute dollars relative to prior years.

  Interest (Income) Expense, Net

        Interest (income) expense, net, for the year ended December 31, 2003 was $(271,000) compared to $94,000 for the same period in the prior year. The increase was primarily due to increased investment income on higher average cash and investment balances arising from our initial public offering in July 2003 and our follow-on public offering in November 2003.

  Other Expense, Net

        Other expense, net, decreased slightly for the year ended December 31, 2003 to $214,000 from $255,000 in the prior year. Other expense, net for 2002 primarily consisted of financing commitment fees. Other expense, net, for 2003 primarily consisted of translation losses related to foreign currency fluctuations when consolidating our foreign subsidiaries.

  Income Taxes

        Income tax expense totaled $5.4 million for the year ended December 31, 2003, representing an effective tax rate of 35%, down from 37% for year ended December 31, 2002. Our effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by our wholly owned subsidiaries in lower tax jurisdictions such as the United Kingdom, China, and the British Virgin Islands. The reduction in our effective tax rate in 2003 versus 2002 was due to an increase in taxable income of our non-U.S. subsidiaries as a percentage of consolidated taxable income.

Comparison of Years Ended December 31, 2002 and 2001

  Revenues

        Total revenues for the year ended December 31, 2002 increased 43% to $41.1 million from $28.7 million in the prior year. The increase in revenues in 2002 primarily resulted from a 63% increase in technology and film licensing revenues to $31.9 million for the year ended December 31, 2002 from $19.6 million for the prior year. The increase in revenues from technology and film licensing was attributable to an 83% growth in revenues from consumer electronics licensing, driven by a rapid increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems. Our film licensing revenues grew 21% from 2001 to 2002 due primarily to revenues generated from an increase in both the number of foreign language dubbed versions of films released by major studios and the number of foreign original-version films produced with a DTS soundtrack. Product sales and other revenues remained relatively constant at $9.1 million and $9.2 million for each of the years ended December 31, 2001 and 2002, respectively, as increased sales of our core cinema processor and audio playback equipment were substantially offset by a $500,000 decline in revenues from our digital multi-channel music discs. Theatrical hardware sales grew by approximately 27% from 2001 to 2002, representing the first growth in our theatrical hardware sales since 1998, as many major North American movie theater chains began to emerge from bankruptcies in 2000 and 2001 and sales of our products outside of North America improved. We believe the decline in music disc revenues to $800,000 in 2002 from $1.3 million in 2001 was caused primarily by the bankruptcy of our previous music distributor.

        Revenues from our consumer business totaled $25.7 million for the year ended December 31, 2002, an increase of 68% from $15.2 million in the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as described above. Theatrical revenues were $15.4 million for the year ended December 31, 2002, up 14% from $13.5 million in the prior year. Growth in theatrical revenues was due to a combination of the growth in audio hardware and film licensing revenues described above, which were partially offset by declines in service, repair, and other miscellaneous theatrical business revenues, which decreased 27% for the year ended December 31, 2002 to $1.7 million.

  Gross Profit

        Gross profit improved to 74% of revenues for the year ended December 31, 2002, from 65% in the prior year. The increase is due to changes in the mix of licensing and product revenues, as higher-margin technology and film licensing comprised 78% of related revenues for the year ended December 31, 2002, up from 68% of revenues for the prior year.

        Gross profit associated with technology and film licensing revenues improved to 88% of related revenues for the year ended December 31, 2002 from 85% in the prior year. The margin improvement resulted from a favorable change in the mix of higher margin technology licensing revenues and film licensing revenues. Gross profit associated with product sales and other revenues improved slightly to 24% of related revenues for the year ended December 31, 2002 from 23% in the prior year. The increase is primarily due to a less than 1% increase in overall product sales and other revenues, which allowed fixed overhead costs to be spread over the larger revenue base.

        Gross profit for our consumer business improved to 93% of related revenues for the year ended December 31, 2002, from 80% in the prior year. The increase is due to the rapid growth of higher margin technology licensing revenues. Theatrical business gross profit declined to 42% of related revenues for the year ended December 31, 2002 from 48% in the prior year due primarily to a shift in the mix of revenues between higher-margin film licensing and hardware sales. Hardware sales comprised 33% of theatrical revenues in 2002, up from 29% in 2001.

  Selling, General, and Administrative

        Selling, general, and administrative expenses increased 23% to $16.4 million for the year ended December 31, 2002, compared to $13.3 million in the prior year. The increase is primarily due to increased headcount, occupancy costs, and costs associated with compliance, protection, and enforcement activities relating to our intellectual property. Selling, general, and administrative headcount increased by 25%, or 18 people in 2002, including four in the United States, seven in the United Kingdom, and seven in China and other territories. As a percentage of total revenues, selling, general, and administrative expenses were 40% for the year ended December 31, 2002, down from 46% for the prior year. The decline as a percentage of revenues was caused primarily by our rapid revenue growth, which outpaced our expected growth in selling, general, and administrative expenses. We expect selling, general, and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our global sales, marketing, and administrative infrastructure in support of a broader technology and product portfolio, and continued intellectual property compliance, protection, and enforcement activities.

  Research and Development

        Research and development expenses increased to $3.8 million for the year ended December 31, 2002, compared to $3.6 million for the prior year. The increase is primarily due to increased labor costs caused by ordinary-course salary increases and increased headcount associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications. Research and development headcount increased from 28 at December 31, 2001 to 32 at December 31, 2002. As a percentage of total revenues, research and development expenses were 9% in the year ended December 31, 2002, down from 13% in the prior year. The decline as a percentage of revenues was caused primarily by our rapid revenue growth, which outpaced our expected growth in research and development spending. We expect research and development expenses to increase in absolute dollars in the future as we continue to develop and expand our technology, product offerings, and intellectual property portfolio.

  Interest Expense, Net

        Interest expense, net, decreased $184,000 to $94,000 for the year ended December 31, 2002. The decrease is primarily due to repayments of bank borrowings, which resulted in reduced interest expense.

  Income Taxes

        Management continually evaluates our deferred tax assets to determine whether it is "more likely than not" that the deferred tax assets will be realized. In the evaluation of the potential realization of deferred tax assets, management considers projections of future taxable income and the reversal of temporary differences. In the year ended December 31, 2001, based on this review process, we recorded an income tax benefit of $2.7 million, as it was determined that it was "more likely than not" that certain of our deferred tax assets would be realized, which necessitated a reduction in the related valuation allowance. In the year ended December 31, 2002, income taxes totaled $3.7 million, representing an effective tax rate of 37%. Our effective tax rate reflects the full federal and state statutory rates on U.S. taxable income net of available tax credits, combined with taxes expected to be paid by our wholly owned subsidiary in the United Kingdom. In addition, our evaluation of foreign deferred tax assets at December 31, 2002 resulted in a reduction in the valuation allowance for such assets, thereby reducing income tax expense by $120,000.

Liquidity and Capital Resources

        At December 31, 2003, we had cash, cash equivalents, and short-term investments of $99.4 million, compared to $4.1 million at December 31, 2002.

        Since our inception, we have financed our operations through sales of redeemable preferred stock, borrowings under bank line of credit arrangements, internally generated cash flows and proceeds from our initial and follow-on public offerings. At December 31, 2003, we had no outstanding borrowings under our bank facility, which expires on June 30, 2004. Availability under this facility is variable up to $10.0 million and was $10.0 million at December 31, 2003, pursuant to an availability formula that is based on cash, cash equivalents, short-term investments, 80% of eligible accounts receivable, and 20% of inventory balances (up to a maximum of $1.0 million). The facility is collateralized by substantially all of our assets. In the event that compliance with the restrictive covenants would restrict our ability to execute our business activities, we intend to cancel the facility and eliminate such restrictive covenants. Currently, we have no borrowings under this line of credit and we are in the process of renegotiating the terms of this facility. The facility requires us to comply with the following restrictive financial covenants:

  •
  capital expenditures cannot exceed $2.0 million per fiscal year;

  •
  we must maintain a consolidated current ratio in excess of 1.2:1.0;

  •
  consolidated tangible net worth must equal or exceed the sum of $6.5 million plus 75% of net income accumulated from April 10, 2002;

  •
  consolidated debt (excluding mandatorily redeemable preferred stock) to consolidated tangible net worth ratio may not exceed 1.9:1.0;

  •
  the sum of cash, cash equivalents, and marketable securities must exceed $2.0 million at each quarter-end; and

  •
  consolidated net income for any consecutive six-month period must be greater than zero.

        Interest rates under this facility range from the bank's prime rate less 0.5% to prime rate plus 1% (3.5% to 5.0% at December 31, 2003).

        Through December 31, 2003, we have raised $14.7 million in cash through the sale of mandatorily redeemable preferred stock, net proceeds of $63.0 million from our initial public offering and net proceeds of $48.9 million from our follow-on public offering. The preferred stock was redeemable at the original issuance price of $2.019 per share plus dividends accumulating at 8% per annum through October 24, 2002 and 10% per annum from October 25, 2002 through the date of redemption. We used approximately $22.5 million from the proceeds of our initial public offering to redeem all shares of the preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption.

        Net cash provided by operating activities was $3.7 million, $4.6 million and $9.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Accounts receivable decreased

$1.5 million for the year ended December 31, 2003, due to a reduction in receivables related to consumer license fees and an increase in collections. Inventory increased $2.9 million as a result of inventory purchases for the year ended December 31, 2003 related to our new product offerings. Income taxes receivable/payable, net increased $3.2 million primarily as a result of the tax benefit from employee stock plans.

        We use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit and municipal bonds. Cash used in investing activities totaled $939,000, $3.2 million, and $11.9 million, respectively, in the years ended December 31, 2001, 2002, and 2003. In 2002, $2.1 million was used for the purchase of short-term investments. The increase in cash used in investing activities during the year ended December 31, 2003 is the result of purchases of short-term investments, funded primarily by proceeds from our initial and follow-on public offerings. In addition, we continue to invest in property and equipment, including office equipment and fixtures, engineering and manufacturing test equipment, and computer hardware and software.

        Net cash flows used in financing activities totaled $100,000 and $6.3 million for the years ended December 31, 2001 and 2002, respectively. For the year ended December 31, 2003, cash provided by financing activities was $90.1 million representing net proceeds of $63.0 million from our initial public offering and proceeds of $48.9 million from our follow-on public offering. These cash inflows were partially offset by cash dividends paid to our preferred stockholders totaling $6.8 million as well as payments of $15.8 million to redeem the principal value of our mandatorily redeemable preferred stock. At December 31, 2003, we had no material commitments other than purchase commitments in the ordinary course of business and obligations under our non-cancelable lease agreements and redeemable preferred stock agreements. At December 31, 2003, only ordinary course purchase commitments were outstanding.

        Future payments due under lease obligations as of December 31, 2003 are described below (in thousands):

Non-Cancelable Operating Leases
2004	$438
2005	448
2006	445
2007	225
2008	—
2009 and thereafter	—

$1,556

        In addition to the above noted commitments, we are party to a supply agreement that expires in March 2004, pursuant to which we had future purchase obligations of $4.7 million at December 31, 2003. This agreement was amended during 2004 resulting in the reduction of the purchase obligation from $4.7 million to $1.4 million. We believe that we will utilize the committed amount in the normal course of business. We have no other material off-balance sheet obligations.

        We believe that our cash and cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We used a portion of the proceeds from our initial public offering to redeem all outstanding shares of our redeemable preferred stock. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions of companies, products or technologies or other events, including those described in "Risk Factors," may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Quarterly Results of Operations

        The following table sets forth the unaudited quarterly results of operations for each of the eight quarters ended December 31, 2003, as well as the same data expressed as a percentage of our total revenues for the periods indicated. This information includes all adjustments management considers necessary for the fair presentation of such data. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. The results of historical periods are not necessarily indicative of results for any future period.

        Generally, consumer electronics manufacturing activities are lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. The third and fourth quarters are typically the strongest in terms manufacturing output as our technology licensees increase their manufacturing output to prepare for the holiday buying season. Since recognition of revenues in our consumer business generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. Film licensing revenues are typically strongest in the second and fourth quarters due to the abundance of movies typically released during the summer and year-end holiday seasons. In general, the introduction of new products and inclusion of DTS technologies in new and rapidly growing markets can have a material effect on quarterly revenues and profits, and can distort the moderate seasonality described above.

	For the Three Months Ended
	Mar. 31 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30 2003	Sep. 30 2003	Dec. 31, 2003
	(Unaudited, in thousands)
Revenues:
Technology and film licensing	$7,287	$6,237	$6,949	$11,433	$10,124	$9,554	$10,632	$11,919
Product sales and other revenues	2,130	2,143	2,514	2,363	1,632	2,147	2,702	2,992

Total revenues	9,417	8,380	9,463	13,796	11,756	11,701	13,334	14,911
Cost of goods sold:
Technology and film licensing	966	967	882	872	840	1,045	1,294	1,102
Product sales and other revenues	1,700	1,608	2,208	1,433	1,573	1,744	1,596	1,838

Total cost of goods sold	2,666	2,575	3,090	2,305	2,413	2,789	2,890	2,940

Gross profit	6,751	5,805	6,373	11,491	9,343	8,912	10,444	11,971
Operating expenses:
Selling, general and administrative	3,501	4,211	4,136	4,531	4,991	4,865	5,092	5,525
Research and development	830	1,031	865	1,028	1,170	1,174	1,304	1,339

Total operating expenses	4,331	5,242	5,001	5,559	6,161	6,039	6,396	6,864

Income (loss) from operations	2,420	563	1,372	5,932	3,182	2,873	4,048	5,107
Interest and other (income) expense, net	61	33	6	249	67	(13)	(51)	(60)

Income (loss) before provision (benefit) for income taxes	2,359	530	1,366	5,683	3,115	2,886	4,099	5,167
Provision (benefit) for income taxes	879	197	509	2,103	1,086	1,041	1,407	1,834

Net income (loss)	$1,480	$333	$857	$3,580	$2,029	$1,845	$2,692	$3,333

	For the Three Months Ended
	Mar. 31 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30 2003	Sep. 30 2003	Dec. 31, 2003
Revenues:
Technology and film licensing	77.4%	74.4%	73.4%	82.9%	86.1%	81.7%	79.7%	79.9%
Product sales and other revenues	22.6	25.6	26.6	17.1	13.9	18.3	20.3	20.1

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	10.3	11.5	9.3	6.3	7.1	8.9	9.7	7.4
Product sales and other revenues	18.0	19.2	23.4	10.4	13.4	14.9	12.0	12.3

Total cost of goods sold	28.3	30.7	32.7	16.7	20.5	23.8	21.7	19.7

Gross profit	71.7	69.3	67.3	83.3	79.5	76.2	78.3	80.3
Operating expenses:
Selling, general and administrative	37.2	50.3	43.7	32.8	42.4	41.6	38.2	37.1
Research and development	8.8	12.3	9.1	7.5	10.0	10.0	9.7	9.0

Total operating expenses	46.0	62.6	52.8	40.3	52.4	51.6	47.9	46.1

Income (loss) from operations	25.7	6.7	14.5	43.0	27.1	24.6	30.4	34.2
Interest and other (income) expense, net	0.6	0.4	0.1	1.8	0.6	(0.1)	(0.4)	(0.5)

Income (loss) before provision (benefit) for income taxes	25.1	6.3	14.4	41.2	26.5	24.7	30.8	34.7
Provision (benefit) for income taxes	9.4	2.3	5.3	15.3	9.2	8.9	10.6	12.3

Net income (loss)	15.7%	4.0%	9.1%	25.9%	17.3%	15.8%	20.2%	22.4%

        Revenues for the quarters presented above were impacted by the seasonality factors noted above and have generally increased quarter to quarter primarily as a result of continuing growth in our consumer electronics licensing revenues. This continuing growth is a result of increases in manufacturing activity, including increased consumer demand for home theater products, use of our technology in new product categories, and increases in the number of consumer electronics licensees.

        Revenues increased 46% in the quarter ended December 31, 2002 as compared with the quarter ended September 30, 2002, due to an increase in our licensing revenues from consumer electronics product manufacturers as discussed above and $2.4 million in consumer electronics licensing revenues from a single customer related to the finalization of a licensing negotiation covering the period from January 1, 2000 to September 30, 2002.

        Selling, general, and administrative expenses increased 20.3% in the quarter ended June 30, 2002 as a result of several factors, including additional bad debt expenses related to the bankruptcy of our former music distributor, increased occupancy costs, and increased salary expenses resulting from increased headcount.

        Research and development expenses increased 24.2% in the quarter ended June 30, 2002 as a result of non-recurring engineering charges incurred in connection with the development of our DTS-CSS system. Research and development expenses increased in the quarter ended December 31, 2002 as a result of annual salary increases in October 2002 and increased staffing levels in support of our new product initiatives.

        Interest and other (income) expense, net, increased in the quarter ended December 31, 2002 as a result of increased financing commitment fees expensed in the fourth quarter.

        Interest and other (income) expense, net, for the quarters ended June 30, September 30, and December 31, 2003 were favorably impacted by increased interest income earned as a result of increased cash, cash equivalent, and short-term investment balances during these periods.

        Fluctuations in the provision for income taxes between the quarters are a result of changes in our income (loss) before income taxes for the corresponding quarter.

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. We are not contemplating any exit or disposal activities and accordingly, SFAS No. 146 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We intend to continue to account for stock-based compensation to employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the interim financial statements. Accordingly, adoption of SFAS No. 148 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, or FIN, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation are effective in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. We have not issued or modified any such guarantees and accordingly the interpretation did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an Interpretation of ARB No. 51. The Interpretation clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretations No. 46 from the third quarter of 2003 to the fourth quarter of 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In February 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the quarter ended December 31, 2003 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        Effective the first quarter of 2003, we adopted EITF No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." EITF No. 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor. Adoption of the provisions of EITF No. 02-16 did not have a material impact on our financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 will not have a material impact on our financial position, results of operations, or cash flows.

RISK FACTORS

        Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

  We face intense competition from companies with greater brand recognition and resources.

        The digital audio, consumer electronics, and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering:

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has a larger base of installed movie theaters for its cinema playback equipment. Its technology has been incorporated in significantly more DVD-Video films than our technology. It has also achieved mandatory standard status in a few product categories, including DVD-Video and DVD-Audio Recordable, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel technology to consumer electronics products manufacturers.

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

        Technology standards are important in the audio industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular audio technology to be available in a particular product or medium, or an optional basis, meaning that a particular audio technology may be, but is not required to be, utilized. For example, Dolby's technology for stereo playback has been selected as a mandatory standard for DVD-Video and DVD-Audio Recordable. Both Dolby's and our digital multi-channel technology have optional status in the DVD-Video standard.

        Various national governments have adopted or are in the process of adopting standards for all digital television broadcasts, including cable, satellite, and terrestrial. In the United States, Dolby's technology has been selected as the sole, mandatory standard for terrestrial digital television broadcasts. As a result, all digital terrestrial television broadcasts in the United States must include Dolby's technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our technology may never be included. Certain large and developing markets, such as China, have not fully developed their digital television standards. Our technology may or may not ultimately be included in these standards.

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

        The market for our technology, products, and services is characterized by:

  •
  rapid technological change;

  •
  new and improved product introductions;

  •
  changing customer demands;

  •
  evolving industry standards; and

  •
  product obsolescence.

        Our future success will depend on our ability to enhance our existing technology, products, and services and to develop acceptable new technology, products, and services on a timely basis. The development of enhanced and new technology, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market, or support new or enhanced technology, products, or services on a timely basis, if at all. Furthermore, our new technology, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. For example, we may not be able to effectively address concerns in the film and music industries relating to piracy in our current or future products. Any failure to respond to these changes or concerns would likely prevent our technology, products, and services from gaining market acceptance or maintaining market share.

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

        As a result, we cannot assure you that our means of protecting our intellectual property rights and brands will be adequate. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources. In addition, we have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be lawfully produced and sold without a license.

  We may be sued by third parties for alleged infringement of their proprietary rights.

        Companies that participate in the digital audio, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property contests, with or without merit, could be costly and time consuming to litigate or settle, and could divert management's attention from executing our business plan. In addition, our technology and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party's patent and could be required to temporarily or permanently discontinue licensing our products.

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

        Our DTS-CSS system for subtitles, captions, and descriptive narration for films is a key new product. To date, sales and revenues from this system have been immaterial and we have limited experience to indicate whether or not this system will be widely adopted. Nonetheless, we have anticipated significant future sales of this system and our revenue and growth projections contemplate that it will generate significant future revenues. We have also entered into an agreement with a supplier of projection equipment for this system that obligates us to purchase a minimum of approximately $7.9 million in equipment over a two-year period ending in March 2004. Our remaining obligation under this purchase commitment is approximately $1.4 million. If we are unsuccessful in selling our DTS-CSS system, our future revenues will be lower than expected and we could be obligated to purchase projection equipment that we may be unable to re-sell at our cost or at all.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio. As a result of pricing pressure, consumer electronics products manufacturers could decide to exclude our DTS audio technology from their products altogether.

  We have limited control over existing and potential customers' and licensees' decision to include our technology in their product offerings.

        We are dependent on our customers and licensees—including consumer electronics products manufacturers, semiconductor manufacturers, movie theaters, and producers and distributors of content for music, films, videos, and games—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have license agreements with many of these companies, these license agreements do not require any minimum purchase commitments, and are on a non-exclusive basis, and do not require incorporation of our technology or trademarks in their products. Our licensees and other manufacturers might not utilize our technology in the future.

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

        Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our President and Chief Executive Officer, and W. Paul Smith, our Senior Vice President, Research and Development. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

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

        Although we have been in business since 1990, we have only achieved profits from our business operations in the last ten fiscal quarters. We expect our operating expenses to increase as we, among other things:

  •
  expand our domestic and international sales and marketing activities;

  •
  increase our research and development efforts to advance our existing technology, products, and services and develop new technology, products, and services;

  •
  hire additional personnel, including engineers and other technical staff;

  •
  upgrade our operational and financial systems, procedures, and controls; and

  •
  continue to assume the responsibilities of being a public company.

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        Even if we are successful in expanding into China, we may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products.

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

        In addition, we have entered into agreements with two companies to serve as our sole distributors for our DTS Entertainment products in the United States and Canada and in Europe, respectively. We have no direct control over these distributors and any problems with their performance may take time to identify and/or remedy, and any remedial measures that we take may be unsuccessful. In addition, if either or both of these distributors were to go out of business, as our last distributor did, or otherwise becomes incapable of continuing as our distributor, we could experience delays in distributing our DTS Entertainment products to the retail market, loss of inventory, and loss of revenue.

  We rely on the accuracy of our customers' manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

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

  •
  diversion of management's attention from our core business;

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

        Any failure to successfully manage our growth could distract management's attention, and result in our failure to execute our business plan. For instance, the establishment of our operations in

Guangzhou, China has required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

  We may experience fluctuations in our operating results.

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

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

Risks Related to Our Common Stock

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

  •
  general economic conditions.

        In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

  Shares of our common stock are relatively illiquid.

        As of December 31, 2003, we have 16,512,885 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

        In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2003, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of December 31, 2003, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income.

        We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 16% of total revenues during 2003. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.8 million in 2003. Based upon the expenses for 2003, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $38,000.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During 2003 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was $191,000.

Item 8.    Financial Statements and Supplementary Data

DIGITAL THEATER SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Digital Theater Systems, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Digital Theater Systems, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page 84 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP

Los Angeles, California
February 12, 2004, except for Note 8 as to which the date is March 9, 2004

DIGITAL THEATER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2003
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,907	$89,341
Short-term investments	2,144	10,048
Accounts receivable, net of allowance for doubtful accounts of $437 and $429 at December 31, 2002 and 2003, respectively	5,618	3,962
Inventories	4,646	7,552
Deferred tax assets, net	5,129	6,025
Prepaid expenses and other	729	1,846
Income tax receivable	—	660

Total current assets	20,173	119,434
Long-term investments	—	2,998
Property and equipment, net	3,099	3,092
Patents and trademarks	442	424
Deferred tax assets	2,049	1,527
Other assets	16	20

Total assets	$25,779	$127,495

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,638	$2,829
Accrued expenses	5,627	5,795
Income taxes payable	2,527	—

Total current liabilities	10,792	8,624
Commitments and contingencies (Note 8)
Mandatorily redeemable preferred stock—$0.0001 par value, 10,000,000 shares authorized at December 31, 2002; 7,800,891 and no shares outstanding at December 31, 2002 and 2003, respectively	21,302	—
Stockholders' equity (deficit):
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2003; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 30,000,000 shares and 70,000,000 shares authorized at December 31, 2002 and 2003, respectively; 4,412,116 and 16,512,885 shares issued and outstanding at December 31, 2002 and 2003, respectively	1	2
Additional paid-in capital	(1,008)	115,512
Retained earnings (accumulated deficit)	(5,308)	3,357

Total stockholders' equity (deficit)	(6,315)	118,871

Total liabilities, mandatorily redeemable preferred stock and stockholders' equity (deficit)	$25,779	$127,495

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2002	2003
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$19,615	$31,906	$42,229
Product sales and other revenues	9,133	9,150	9,473

Total revenues	28,748	41,056	51,702
Cost of goods sold:
Technology and film licensing	3,007	3,687	4,281
Product sales and other revenues	7,045	6,949	6,751

Total cost of goods sold	10,052	10,636	11,032

Gross profit	18,696	30,420	40,670
Operating expenses:
Selling, general and administrative	13,336	16,379	20,473
Research and development	3,603	3,754	4,987

Total operating expenses	16,939	20,133	25,460

Income from operations	1,757	10,287	15,210
Interest (income) expense, net	278	94	(271)
Other expense, net	302	255	214

Income before provision (benefit) for income taxes	1,177	9,938	15,267
Provision (benefit) for income taxes	(2,731)	3,688	5,368

Net income	3,908	6,250	9,899
Accretion and accrued dividends on preferred stock	(1,813)	(1,848)	(1,234)

Net income attributable to common stockholders	$2,095	$4,402	$8,665

Net income attributable to common stockholders per common share:
Basic	$0.49	$0.99	$0.95

Diluted	$0.23	$0.47	$0.80

Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,295,419	4,432,408	9,166,389

Diluted	9,054,843	9,329,278	10,764,867

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
	(Amounts in thousands, except share amounts)

Balance at December 31, 2000	—	$—	4,413,035	$1	$(1,146)	$(11,805)	$(12,950)
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	—	—	(553)	(553)
Cumulative preferred stock dividends accrued	—	—	—	—	—	(1,260)	(1,260)
Net income	—	—	—	—	—	3,908	3,908

Balance at December 31, 2001	—	—	4,413,035	1	(1,146)	(9,710)	(10,855)
Exercise of warrants	—	—	116,697	—	—	—	—
Stock-based compensation charge for options issued to non-employees	—	—	—	—	138	—	138
Shares cancelled on expiration of escrow agreement	—	—	(117,616)	—	—	—	—
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	—	—	(512)	(512)
Cumulative preferred stock dividends accrued	—	—	—	—	—	(1,336)	(1,336)
Net income	—	—	—	—	—	6,250	6,250

Balance at December 31, 2002	—	—	4,412,116	1	(1,008)	(5,308)	(6,315)
Exercise of warrants	—	—	5,606,954	—	4	—	4
Exercise of options and related tax benefit of $3,384	—	—	369,378	—	3,875	—	3,875
Issuance of common stock under employee stock purchase plan			18,327	—	253	—	253
Issuance of warrants to purchase common stock	—	—	—	—	345	—	345
Issuance of common stock in initial public offering, net of issuance costs	—	—	4,091,410	1	63,028	—	63,029
Issuance of common stock in follow-on public offering, net of issuance costs			2,014,700	—	48,863		48,863
Stock-based compensation charge for options issued to non-employees	—	—	—	—	152	—	152
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	—	—	(390)	(390)
Cumulative preferred stock dividends accrued	—	—	—	—	—	(844)	(844)
Net income	—	—	—	—	—	9,899	9,899

Balance at December 31, 2003	—	$—	16,512,885	$2	$115,512	$3,357	$118,871

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2002	2003
	(Amounts in thousands)

Cash flows from operating activities:
Net income	$3,908	$6,250	$9,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	788	902	910
Stock-based compensation charges	—	138	497
Allowance for doubtful accounts	376	10	114
Loss on disposal of property and equipment	—	—	93
Deferred income taxes	(4,037)	(3,141)	(374)
Tax benefit from employee stock plans	—	—	3,384
Changes in operating assets and liabilities:
Accounts receivable	(639)	(1,855)	1,542
Inventories	184	(1,736)	(2,906)
Prepaid expenses and other assets	442	3	(1,121)
Accounts payable and accrued expenses	2,723	1,460	359
Income taxes	—	2,527	(3,187)

Net cash provided by operating activities	3,745	4,558	9,210

Cash flows from investing activities:
Purchase of investments	—	(2,144)	(10,902)
Purchase of property and equipment	(815)	(977)	(892)
Payment for patents and trademarks in process	(124)	(85)	(86)

Net cash used in investing activities	(939)	(3,206)	(11,880)

Cash flows from financing activities:
Preferred stock dividend payments	—	—	(6,758)
Redemption of preferred stock	—	—	(15,778)
Proceeds from the sale of common stock in connection with the initial and follow-on public offerings, net of issuance costs	—	—	111,892
Proceeds from the issuance of common stock upon exercise of employee stock options	—	—	491
Proceeds from the issuance of common stock upon exercise of warrants	—	—	4
Proceeds from the issuance of common stock under employee stock purchase plan	—	—	253
Net repayments under bank line of credit	(100)	(6,303)	—

Net cash provided by (used in) financing activities	(100)	(6,303)	90,104

Net increase (decrease) in cash and cash equivalents	2,706	(4,951)	87,434
Cash and cash equivalents, beginning of period	4,152	6,858	1,907

Cash and cash equivalents, end of period	$6,858	$1,907	$89,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$463	$181	$2

Cash paid for income taxes	$11	$2,269	$2,774

Non-cash investing and financing activities:
Non-cash cumulative preferred dividends accrued and accretion of preferred stock redemption value	$1,813	$1,848	$1,234

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Note 1—The Company

        Digital Theater Systems, Inc. (the "Company") provides digital entertainment technologies, products and services to the motion picture, consumer electronics, professional audio and related industries. The Company's theatrical business provides digital playback systems and cinema processor equipment to movie theaters, and provides film licensing services to film studios and production companies. The Company's consumer business licenses audio technology to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio and video content to consumers.

        The Company commenced operations in 1990 as Digital Theater Systems Corporation ("DTS Corp"). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership ("the Partnership"). In 1994, the Partnership formed DTS Technology, LLC ("DTS Technology") to develop audio technologies for the consumer electronics and other markets. On October 24, 1997 the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. Of such shares, a total of 117,616 were held in escrow pursuant to an escrow agreement which called for the shares to be held in escrow until the earlier of the consummation of an Initial Public Offering or a Qualified Sale Transaction, as defined, or December 1, 2002. As none of these events occurred by December 1, 2002, under the terms of the escrow, these shares were returned to the Company for cancellation in December 2002.

Note 2—Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Use of Estimates and Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The most significant areas that require management judgment are revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, stock-based compensation, contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

  Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, auction rate securities and bank certificates of deposit. As of December 31, 2002, cash and cash equivalents consisted primarily of funds held in general checking and money market accounts. As of December 31, 2003, cash and cash equivalents consisted of general checking and money market accounts, as well as auction rate securities.

  Short-Term Investments

        Short-term investments consist of bank certificates of deposit and municipal securities with original maturities of greater than three months but less than one year. These investments are classified as held to maturity and are carried at amortized cost, which approximates fair value.

  Long-Term Investments

        Long-term investments consist of United States government and agency securities as well as municipal securities with original maturities of greater than one year. These investments are classified as held to maturity and are carried at amortized cost, which approximates fair value.

  Concentration of Business and Credit Risk

        The Company markets its products and services to major motion picture producers and distributors, movie theaters, and consumer electronics product manufacturers in the United States and internationally. Domestic customers accounted for $10,652, $10,199, and $15,837 of revenues for the years ended December 31, 2001, 2002 and 2003, respectively. International customers accounted for $17,948, $30,756 and $35,865 of revenues for the years ended December 31, 2001, 2002 and 2003, respectively. Although the Company is generally subject to the financial well being of the motion picture industry and the consumer electronics business, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management's expectations.

        No customers accounted for more than 10% of revenues for the years ended December 31, 2001 and 2002. One customer accounted for 11% of revenues for the year ended December 31, 2003. One customer accounted for 43% of accounts receivable at December 31, 2002. Another customer accounted for 20% of accounts receivable at December 31, 2003. Both receivables were collected subsequent to the end of the respective years.

        The Company purchases its professional audio encoding devices and movie theater playback systems from single third-party manufacturers who manufacture these units according to the Company's specifications. Although the Company believes it could find alternative suppliers if necessary, a lack of key components noted above could cause significant delays, increased costs, or quality control problems, which could have a material adverse effect on the Company's business and results of operations.

        The Company deposits its cash and cash equivalents in accounts with major financial institutions. At times, such investments may be in excess of insured limits. The Company invests its short-term and long-term investments in accounts with major financial institutions, investment grade municipal securities and United States agency securities. The Company has not incurred any related losses on any of its investments.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the related assets' estimated useful lives, which is generally two to five years for machinery and equipment and three to seven years for office furniture and equipment. Leasehold improvements are amortized over their estimated useful lives, or the lease term, whichever is shorter. Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

  Long-Lived Assets

        The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, there has been no impairment of long-lived assets.

  Revenue Recognition

        The Company recognizes revenue in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104. Revenue from the sale of theatrical hardware products is recorded upon shipment assuming: title and risk of loss has transferred to the customer; no significant Company obligations remain; prices are fixed or determinable; and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in the audio playback systems manufactured by the Company is undertaken under arrangements with major film producers and distributors. Revenue arising from the licensing and duplication of soundtracks is recognized upon completion assuming: prices are fixed or determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured.

        Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics product manufacturers that pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

        Revenue from the sale of multi-channel audio content is recorded upon shipment to retail accounts or end customers, assuming: title and risk of loss has transferred to the customer; prices are fixed or determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured. The Company's shipping terms are customarily FOB shipping point with title transfer and risk of loss transferring to the customer upon shipment.

        Management provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary. To date, there have been no significant sales returns.

  Shipping and Handling Costs

        Costs related to the shipment of products to customers are included in cost of goods sold.

  Patents and Trademarks

        Costs incurred in securing patents and trademarks protecting the Company's proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over five years and ten years, respectively. The amortization period commences when the patent or trademark is issued. Amortization of patent and trademark costs amounted to $55, $73 and $103 for the years ended December 31, 2001, 2002 and 2003, respectively. Accumulated amortization at December 31, 2002 and 2003 amounted to $398 and $501, respectively.

  Research and Development Costs

        Research and development costs are expensed as incurred.

  Provision for Warranty Claims

        The Company offers a limited warranty for product sales that generally provide the customer a one year warranty period against defects. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted by management periodically to reflect actual and anticipated experience.

        An analysis of changes in the liability for product warranty claims is as follows:

	For the Years Ended December 31,
	2001	2002	2003
Balance at beginning of period	$57	$36	$52
Current year provision (reversal)	(14)	18	57
Expenditures	(7)	(2)	(28)

Balance at end of period	$36	$52	$81

  Foreign Currency Translation

        The functional currency of the Company's subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. Translation losses amounted to $78, $1 and $191 for the years ended December 31, 2001, 2002 and 2003, respectively.

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $1,828, $1,771 and $2,376 for the years ended December 31, 2001, 2002 and 2003, respectively.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income", which established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders' equity during a period from non-owner sources. To date, comprehensive income does not differ from net income for the periods presented.

  Income Taxes

        The Company accounts for income taxes using the liability method. Under this method, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

  Stock-Based Compensation

        During 2001 and 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 11. During 2003, the Company adopted the 2003 Employee Stock Purchase Plan. The Company accounts for its employee stock option and purchase plans in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations of the Financial Accounting Standards Board

("FASB"), "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

        To date, options have been granted at exercise prices that equal or exceed market value of the underlying common stock on the grant date. The following table illustrates the effect on net income attributable to common stockholders and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Years Ended December 31,
	2001	2002	2003
Net income attributable to common stockholders:
As reported	$2,095	$4,402	$8,665
Additional stock-based compensation expense determined under the fair value method, net of tax	(54)	(225)	(604)

Pro forma	$2,041	$4,177	$8,061

Net income attributable to common stockholders per common share—basic:
As reported	$0.49	$0.99	$0.95
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.01)	(0.05)	(.07)

Pro forma	$0.48	$0.94	$0.88

Net income attributable to common stockholders per common share—diluted:
As reported	$0.23	$0.47	$0.80
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.00)	(0.02)	(0.05)

Pro forma	$0.23	$0.45	$0.75

        The key assumptions used for the determination of the fair value of stock and employee stock purchase plans are further described in Note 11.

        The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee awards, deferred stock-based compensation is not reflected in stockholders' deficit until a commitment date is reached.

  Net Income Attributable to Common Stockholders Per Common Share

        Basic net income attributable to common stockholders per common share is calculated by dividing net income attributable to common stockholders for the period by the weighted average common shares outstanding during the period reduced by shares subject to escrow. Diluted net income per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common share equivalents including shares issuable upon the exercise of stock options, and common stock warrants determined using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. As the Company's mandatorily redeemable preferred stock is not convertible into shares of common stock, the mandatorily redeemable preferred stock is not considered a common share equivalent.

  Accretion of Redemption Value of Mandatorily Redeemable Preferred Stock

        The Company accretes the redemption value of mandatorily redeemable preferred stock ratably over the minimum period such stock is outstanding. In addition, accrued but unpaid dividends are recorded to increase the carrying value of the mandatorily redeemable preferred stock to the redemption value at maturity.

  Segment Information

        The Company uses the "management approach" in determining reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company's reportable segments.

  Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. The carrying amount of the bank line of credit approximates fair value based on the then current incremental borrowing rates for similar types of borrowing arrangements.

  Reclassifications

        Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

  Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. The Company is not contemplating any exit or disposal activities and accordingly SFAS No. 146 did not have a material impact on the financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company intends to continue to account for stock-based compensation to employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and has begun making the additional disclosures required by SFAS No. 148 in its interim financial statements. Accordingly, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation that were effective on December 31, 2002 (Note 8). The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company has not issued or modified any such guarantees and accordingly the interpretation did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51. The Interpretation clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretations No. 46 from the third quarter of 2003 to the fourth quarter of 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In February 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In December 2003, the SEC issued SAB No. 104. SAB No. 104 which revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the quarter ended December 31, 2003 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        Effective the first quarter of 2003, we adopted EITF No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." EITF No. 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor. Adoption of the provisions of EITF No. 02-16 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

        In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 will not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2003.

Note 3—Cash, Short-term and Long-term Investments

        Cash, short-term and long-term investments consist of the following:

	As of December 31,
	2002	2003
Cash and cash equivalents:
Cash	$1,060	$12,357
United States government and agencies	—	17,996
Municipal securities	847	58,988

Total cash and cash equivalents	$1,907	$89,341

Short-term investments:
Certificates of deposit	$2,144	$2,192
Municipal securities	—	7,856

Total short-term investments	$2,144	$10,048

Long-term investments:
United States government and agencies	$—	$1,997
Municipal securities	—	1,001

Total long-term investments	$—	$2,998

Note 4—Inventories

        Inventories consist of the following:

	As of December 31,
	2002	2003
Raw materials	$713	$1,370
Work in process	35	8
Finished goods	3,898	6,174

Total inventories	$4,646	$7,552

        Inventory reserves amounted to $351 and $393 at December 31, 2002 and 2003, respectively.

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2002	2003
Machinery and equipment	$3,384	$2,511
Office furniture and fixtures	2,046	1,963
Leasehold improvements	2,677	2,599

	8,107	7,073
Less: Accumulated depreciation	(5,008)	(3,981)

Property and equipment, net	$3,099	$3,092

        Depreciation expense was $733, $829 and $807 for the years ended December 31, 2001, 2002 and 2003, respectively.

Note 6—Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2002	2003
Accrued payroll and related benefits	$1,468	$1,906
Production advance	1,683	1,446
Accrued royalties	857	692
Vendor supply agreement	600	450
Other	1,019	1,301

Total accrued expenses	$5,627	$5,795

Note 7—Bank Line of Credit

        The Company has a $10,000 working capital credit facility with a bank that matures on June 30, 2004. The bank agreement provides for working capital financing and is collateralized by substantially all of the Company's assets. The bank agreement requires the Company to comply with certain restrictive covenants including maintenance of certain working capital, tangible net worth and profitability levels.

        At December 31, 2002 and 2003, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility pursuant to an availability formula based on cash, cash equivalents, short-term investments, 80% of eligible accounts receivable and 20% of inventory (up to a maximum of $1,000). Future borrowings will bear interest at rates ranging from the prime rate, as defined, minus 0.5% to the prime rate plus 1% (3.5% to 5.0% at December 31, 2003). A commitment fee of 0.25% per annum is paid on the daily unused balance under the line of credit. In connection with the origination of the bank agreement in 1997, the Company granted the bank a warrant to purchase 20,000 shares of its common stock at a price of the lesser of $4.04 per share, or the price per share of the Company's next equity offering, as defined, which was $4.04.

        The fair value of the warrant was determined to be insignificant using the Black-Scholes option pricing model. The warrant was fully vested and exercisable, and non-forfeitable upon issuance and expires on October 24, 2007.

Note 8—Commitments and Contingencies

        Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2007. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income are as follows:

Years Ending December 31,
2004	$438
2005	448
2006	445
2007	225
2008	—
2009 and thereafter	—

$1,556

        Rent expense, net of sublease income amounted to $285, $525 and $485 for the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company is party to a supply agreement under which purchase obligations total approximately $6,100 and $4,723 at December 31, 2002 and 2003, respectively, which expires in March 2004. This agreement was amended in March 2004 resulting in the reduction of the purchase obligation from $4,723 to $1,439. The Company believes that it will utilize the committed amount in the normal course of business over the term of the agreement.

        In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, any such legal matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 9—Related Party Transactions

        One of the Company's 5% or greater stockholders is both a customer of and a supplier to the Company. Sales to this stockholder totaled $622, $569 and $615 for the years ended December 31, 2001, 2002 and 2003, respectively. Purchases from the stockholder totaled $2, $0 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively. Accounts receivable at December 31, 2002 and 2003 include $35 and $102, respectively, due from this stockholder.

        Sales to another 5% or greater stockholder totaled $275, $369 and $369 for the years ended December 31, 2001, 2002 and 2003, respectively. Accounts receivable at December 31, 2002 and 2003 include $66 and $129, respectively, due from this stockholder.

        The Company had sales of $94, $126 and $90 for the years ended December 31, 2001, 2002 and 2003, respectively, to a customer which is an 18.8% owned affiliate. Accounts receivable at December 31, 2002 and 2003 include $26 and $25, respectively, due from this affiliate.

        The Company purchased web hosting and graphic design services from an entity controlled by a person who is the son of one of the Company's former board members and was then also a stockholder. The Company paid $87, $85 and $12 for such services during the years ended December 31, 2001, 2002 and 2003, respectively.

Note 10—Income Taxes

        The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
Current:
Federal	$—	$3,700	$1,462
State	—	965	1,106
Foreign	1,306	2,164	3,174

Total current	1,306	6,829	5,742

Deferred:
Federal	(3,232)	(2,821)	(242)
State	(805)	(320)	(132)
Foreign	—	—	—

Total deferred	(4,037)	(3,141)	(374)

Total provision (benefit) for income taxes	$(2,731)	$3,688	$5,368

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2002	2003
Deferred tax assets:
Accrued revenues	$2,884	$3,986
Credit carryforwards	1,837	1,421
Royalty expense	1,183	1,115
Intangibles	654	669
Accrued expenses	581	663
Other assets	482	260

Total deferred tax assets	7,621	8,114

Deferred tax liabilities:
Depreciation and amortization	(443)	(562)

Total deferred tax liabilities	(443)	(562)

Deferred tax assets, net	7,178	7,552
Current deferred tax assets	5,129	6,025

Non-current deferred tax assets, net	$2,049	$1,527

        There is no valuation allowance for deferred tax assets at December 31, 2003, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets of $7,552 is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. The valuation allowance was reduced in 2001 by $3,032 based on management's assessment that it was more likely than not that these benefits would be fully realized. The valuation allowance at December 31, 2001 related to foreign net operating loss carry forwards was released during 2002 based on management's assessment of the Company's ability to utilize these net operating loss carryforwards. This assessment took into consideration a number of factors including actual taxable income, management's estimates of future taxable income and appropriate tax planning strategies.

        The income tax provision excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes. The income tax benefit from these deductions resulted in an increase to additional paid-in capital of approximately $3,384 and a corresponding decrease in the income taxes payable in the accompanying balance sheet.

        The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) before provision (benefit) for income taxes as follows:

	Years Ended December 31,
	2001	2002	2003
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net	(44.4)	4.3	4.2
Valuation allowance	(239.2)	(2.2)	—
Effect of varying foreign rates	11.2	(0.3)	(4.5)
Other	6.4	1.3	1.5

Effective tax rate	(232.0)%	37.1%	35.2%

        The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2003, since these earnings are intended to be reinvested indefinitely.

        As of December 31, 2003, the Company had foreign tax credit carryforwards of approximately $1,421, which expire in 2008.

Note 11—Stock Option Plans

        In 1997, the Company adopted a stock option plan (the "1997 Plan") for eligible employees, directors and consultants. In 2002, the Company adopted a stock option plan (the "2002 Plan") for management and certain key employees. Options granted under the plans may be incentive stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or non-qualified options. Options generally become exercisable over a four-year period and expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071,051. Options granted prior to 2002 were granted at exercise prices equal to the preferred stock financing prices, which were in excess of the estimated fair value of the underlying common stock.

        In March 2002, the Company offered a stock option replacement program for employees, directors and non-employee consultants participating in the existing Plan. Under the stock option replacement program, participants were able to elect to cancel their current options and have those options replaced after six months and one day with options that will have an exercise price equal to the stock's then-current fair value. A total of 930,250 options were cancelled under the stock option replacement program. On September 30, 2002, six months and 15 days after the cancellation of shares exchanged under the option replacement program, the Company granted 929,250 common stock options as replacement awards at an exercise price of $1.02 which represented the fair value of the Company's common stock on that date.

        In April 2003, the Company's Board adopted the 2003 Equity Incentive Plan (the "2003 Plan") under which an additional 928,949 shares were authorized for future issuances of common stock options. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: 1) four percent of the number of shares issued and outstanding on the immediately preceding December 31, 2) 1,500,000 shares, or 3) a number of shares set by the Board of Directors. At December 31, 2003, a total of 917,545 shares were available for future grant under the Company's 2003 Plan. In accordance with the 2003 Plan provisions, there was not an increase in the number of shares available for future grant on January 1, 2004.

        During 2000 and 2001, 50,000 and 5,000 options, respectively, were granted to non-employee directors or consultants.

        In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants. Of these non-employee grants, 265,000 were re-grants under the stock option replacement program. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 50%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a result, stock-based compensation will fluctuate with changes in the fair value of the Company's common stock. In connection with the grant of stock options to consultants during 2002, the Company recorded stock-based compensation expense in selling, general and administrative expense of $138 and $152 for the years ended December 31, 2002 and 2003, respectively.

        The following table summarizes information about stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2000	1,093,875	$4.04
Granted	23,000	4.04
Exercised	—	—
Expired or cancelled	(80,750)	4.04

Options outstanding at December 31, 2001	1,036,125	4.04
Granted	1,778,250	1.02
Exercised	—	—
Expired or cancelled	(942,750)	4.04

Options outstanding at December 31, 2002	1,871,625	4.04
Granted	223,205	18.09
Exercised	(371,883)	1.38
Expired or cancelled	(13,625)	2.56

Options outstanding at December 31, 2003	1,709,322	$3.32

Options available for future grant at December 31, 2003	917,545

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$ 1.02	1,422,179	8.73	$1.02	1,328,009	$1.02
3.92 - 5.54	76,393	4.37	4.06	71,770	4.04
8.02 - 12.50	25,500	9.28	10.49	—	—
14.00 - 17.00	107,750	9.50	16.13	3,124	17.00
21.30 - 23.40	42,000	8.18	22.47	28,124	22.57
26.00 - 30.79	35,500	9.86	27.01	625	30.79

$ 1.02 - 30.79	1,709,322	8.60	$3.32	1,431,652	$1.64

        Options exercisable at December 31, 2001 and 2002 were 739,881 and 834,375, respectively, at weighted average exercise prices of $4.04 and $1.34 per share, respectively.

        As further described in Note 2, the key assumptions used for determining the fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2001	2002	2003
Risk free interest rate	4.8%	4.0%	3.9%
Expected lives (years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	50%

        The weighted-average fair value at grant date for the options granted for the years ended December 31, 2001, 2002 and 2003 was $0.58, $1.02, and $18.09, respectively.

        On April 17, 2003, the Company's board adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan (the "Purchase Plans"), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500,000, cumulatively increased on January 1, 2004 and each January 1 therafter until and including January 1, 2013 by the lesser of: 1) 500,000 shares, 2) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or 3) a lesser amount determined by the Board of Directors. Under the employee stock purchase plan, shares are only issued during the fourth and second quarter of each year. The values were estimated at the date of grant using the following weighted average assumptions for 2003:

Risk free interest rate	1.2%
Expected lives (years)	1.2
Dividend yield	0%
Expected volatility	50%

Note 12—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. The Company can make matches of up to 50% of the employee's contributions up to 6%. In 2002 and 2003, the costs of these matches were $160 and $156, respectively. There was no Company match for 2001.

Note 13—Mandatorily Redeemable Preferred Stock

        In 1997, the Company issued 5,943,536 shares of Series A preferred stock, $0.0001 par value per share, for net proceeds of approximately $11,000 as a result of a completed private placement. These shares contain mandatory redemption provisions and were redeemable at a price of $2.02 each plus accrued and unpaid dividends, 50% of the shares at October 24, 2002, and the remaining 50% at October 24, 2003. As further described below, on October 22, 2002, the redemption date was extended to May 24, 2004. Along with the issuance of the Series A preferred stock, the Company issued 2,971,768 common stock warrants, each of which entitles the holder to purchase one share of the Company's common stock for $0.02 per share. These warrants are further described in Note 14.

        Additionally, in connection with the private placement, the Company issued warrants to the placement agent to purchase 29,717 shares of common stock at a price of $4.04 per share, expiring on December 31, 2007. The estimated fair value of these warrants as determined using the Black-Scholes option pricing model was insignificant.

        In January 2000, the Company completed the issuance of 1,857,355 shares of Series B redeemable preferred stock ("Series B preferred stock") for net proceeds of approximately $3,689. These shares contain mandatory redemption provisions and are redeemable at a price of $2.02 each, 50% of the shares on January 27, 2005, and the remaining 50% on January 27, 2006. As further described below, on October 22, 2002, the redemption date was accelerated to May 24, 2004. Along with the Series B preferred stock, the Company issued 1,857,355 warrants, each of which entitles the holder to purchase one share of the Company's common stock for $0.02 per share. These warrants are further described in Note 14.

        On October 22, 2002, the terms of the Series A preferred stock were amended to provide for the extension of the redemption from the equal installments due on October 24, 2002 and October 24, 2003 to one installment due on May 24, 2004. At the same time, the redemption of the Series B preferred stock was accelerated to coincide with the Series A redemption on May 24, 2004. In addition, the dividend rate was increased from 8% to 10% per annum for accrual of all dividends after October 24, 2002 through maturity on May 24, 2004.

        In conjunction with its initial public offering, the Company redeemed its preferred stock and paid accrued dividends. As of December 31, 2003, no balances were outstanding.

        Prior to the redemption of the mandatorily redeemable preferred stock during 2003, the mandatorily redeemable preferred stock had the following rights:

  Conversion

        At issuance, the shares of Series A preferred stock were automatically convertible into shares of the Company's common stock on a one-for-two basis in the event that, on or prior to December 31, 1999 the Company consummated a public offering or sale transaction, meeting certain criteria. Upon expiration of the December 31, 1999 conversion expiration date, the shares of Series A preferred stock were no longer convertible into common stock. Accordingly, the Series A and Series B preferred stock have no conversion features and can only be redeemed.

  Dividend Rights

        Holders of preferred stock were entitled to receive dividends at the rate of 8% per annum through October 24, 2002 and 10% per annum thereafter through maturity when, as and if declared by the Board of Directors (the "Board"). Dividends not declared and paid were accrued and accumulated, resulting in an increase in the liquidation preference on the preferred stock.

        On each anniversary date of original issuance of the Series A and Series B preferred stock, respectively, the Company was required to pay all accrued but unpaid dividends on the preferred stock if and to the extent the Company's net income for the period for which such dividends accrued was equal to or greater than twice the amount of the total dividend due on the Series A and Series B preferred stock, respectively (the "Dividend Amount"). If the Dividend Amount was less than the amount of all accrued dividends, any dividends not paid would continue to accrue and accumulate. All dividends for Series A and Series B were paid during 2003.

  Liquidation Rights

        Upon any liquidation, dissolution or winding-up of the Company, holders of Series B preferred stock had the right to receive an amount equal to their initial purchase price plus any accrued and unpaid dividends, prior to and in preference over any liquidation payment on the Company's Series A preferred stock and common stock. In addition, holders of Series A preferred stock had the right to receive an amount equal to their initial purchase price plus any accrued and unpaid dividends, prior to and in preference over any liquidation payment on the Company's common stock. A sale of all or substantially all of the Company's assets, a sale of the Company's securities representing in excess of 50% of the voting power of the Company or a merger, consolidation, reorganization or other transaction that results in the Company's stockholders immediately prior to such transaction not holding more than 50% of the voting power of the surviving entity would have been deemed a liquidation (any of the foregoing, a "Sale").

  Voting Rights

        Each holder of a share of Series A preferred stock or Series B preferred stock was entitled to one vote per share. Except as provided by law or with respect to the election of directors, holders of common stock and preferred stock voted together as a single class. The holders of a majority of the shares of Series A and Series B preferred stock outstanding, voting separately as one class, had the special and exclusive right to elect two directors of the Board (the "Preferred Stock Directors"). The Preferred Stock Directors collectively had the greater of (i) two or (ii) 28.5% of the aggregate votes represented by all the members of the Board in office at the time in question. The holders of Series A and Series B preferred stock also had veto rights over certain corporate actions.

        Under certain circumstances, holders of at least 66 2/3% of the issued and outstanding shares of Series A and Series B preferred stock could have required the Company to raise additional equity financing or consummate a sale of the Company.

  Mandatory Redemption

        The Company was required to redeem all shares of Series A and Series B preferred stock on May 24, 2004 at a price per share equal to $2.02 plus all accrued but unpaid dividends, if any, through the date of redemption. Accordingly, the Series A and Series B preferred stock have been accreted to the redemption value, including cumulative accrued but unpaid dividends with a corresponding charge to accumulated deficit. The Series A and Series B preferred stock were redeemed during 2003.

Note 14—Common Stock Warrants

        In connection with the reorganization as described in Note 1, warrants to acquire 304,119 shares of common stock at an exercise price of $1.06 per share were granted to two former partnership members of the Partnership to replace substantially equivalent options previously held by such partners to acquire additional interests in the Partnership. In 1996, a charge of $132 was recorded by the predecessor entity for the issuance of the original options. These warrants were exercised in October 2002 in a cashless exercise as permitted under the warrant agreements, resulting in the issuance of 116,697 shares of common stock.

        In connection with the reorganization as described in Note 1, each of the former stockholders and the Partnership members of the predecessor entities were also granted warrants to acquire a pro-rata number of 2,126,663 shares of the Company's common stock at an exercise price of $12.11 per share at any time through December 31, 2007. As the reorganization was accounted for as a common control transaction, no additional value was ascribed to these warrants.

        In connection with the Series A preferred stock financing discussed in Note 13, the Company issued 2,971,768 warrants to the holders of Series A preferred stock that entitle the holders to purchase one share each of common stock at a price of $0.02 per share. At issuance, the warrants were cancelable if the Company was able to consummate a Qualified Public Offering or Qualified Sales Transaction, as defined, before January 1, 2000. No such transactions occurred and, as such, the warrants became exercisable on January 1, 2000 and remain exercisable through December 31, 2007. No proceeds from the Series A financing in 1997 were attributable to the common stock warrants as no commitment date and measurement could occur until the warrants became exercisable on January 1, 2000, which corresponds to the expiration of the Series A preferred stock conversion feature as described in Note 13.

        Upon the measurement date, the portion of the proceeds attributable to the common stock warrants was estimated to be $876 and was recorded as a charge to additional paid-in capital. The allocation of proceeds was based on the relative fair values between the common stock warrants and the Series A preferred stock. The fair value of the common stock warrant was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 6.4%; contractual life of 7 years; dividend yield of 0%; and expected volatility of 50%.

        In connection with the Series B financing discussed in Note 13, the Company issued 1,857,355 warrants to the holders of Series B preferred stock that entitle the holders to purchase one share each of common stock of the Company at a price of $0.02 per share. The warrants are exercisable at any time through December 31, 2007. The proceeds attributable to these common stock warrants was estimated to be $514 and was recorded as a charge to additional paid-in capital. The allocation of proceeds was based on the relative fair values between the common stock warrants and the Series B preferred stock. The fair value of the common stock warrants was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 6.4%; contractual life of 7 years; dividend yield of 0%; and expected volatility of 50%.

        Through 2002, warrants related to the Series A and Series B financings, representing 12,500 shares of common stock, were exercised. Concurrent with the initial public offering in 2003, the outstanding warrants related to the Series A and Series B preferred stock financings were automatically converted into common stock through cashless exercise, resulting in the issuance of 4,690,390 shares of common stock.

        In March 2003, the Company issued warrants to a holder of Series A preferred stock to purchase 32,864 shares of the Company's common stock at an exercise price of $0.02 per share. The warrants are immediately exercisable, non forfeitable and expire in 10 years. The fair value ascribed to these warrants amounted to $345 and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4%; contractual life of ten years; dividend yield of 0%, expected volatility of 50%; and a fair value of $10.50 per share of common stock. The charge for these warrants was recorded in selling, general and administrative expenses for the year ended December 31, 2003. In April 2003, all of these warrants were exercised for proceeds totaling $1.

        As of December 31, 2003, there were 667,632 and 32,608 warrants exercisable to purchase common stock outstanding with exercise prices of $12.114 and $4.038 per share, respectively.

Note 15—Capital Structure and Sale of Common Stock

        In April 2003, the Company's Board approved an increase in the number of authorized shares of common stock to 70,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock at a $0.0001 par value.

        On July 15, 2003, the Company completed its initial public offering of 3,840,000 shares of its common stock at $17.00 per share, before underwriting discounts and commissions. In addition, the Company sold an additional 251,410 shares of common stock and certain of the Company's stockholders sold an aggregate of 324,590 shares of common stock pursuant to the underwriters' exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $69,600 in gross proceeds from the offering. After deducting the underwriting fee of approximately $4,900 and approximately $1,671 of other offering expenses, net proceeds were approximately $63,029. Concurrent with the initial public offering, certain warrants issued in connection with the Series A and Series B preferred stock were automatically converted into common stock, resulting in the issuance of 4,690,390 shares of common stock.

        On December 10, 2003, the Company completed its follow-on public offering of 1,500,000 shares of its common stock at $25.75 per share, before underwriting discounts and commissions. In connection with the follow-on public offering, certain of the Company's stockholders sold an aggregate of 3,000,000 shares of common stock. In addition, the Company sold an additional 514,700 shares of common stock pursuant to the underwriters' exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $51,879 in gross proceeds from the offering. After deducting the underwriting fee of approximately $2,594 and approximately $423 of other offering expenses, net proceeds were approximately $48,863.

Note 16—Operating Segment and Geographic Information

        The Company operates its business in two reportable segments: the theatrical business segment and the consumer business segment. The theatrical business segment provides digital playback systems and cinema processor equipment to movie theaters, and provides film licensing services to film production and distribution companies. The Company's consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers.

        The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

        The Company's reportable segments and geographical information are as follows:

	Revenues
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$13,507	$15,399	$16,328
Consumer business	15,241	25,657	35,374

Total revenues	$28,748	$41,056	$51,702

	Gross Profit
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$6,437	$6,517	$7,190
Consumer business	12,259	23,903	33,480

Total gross profit	$18,696	$30,420	$40,670

	Income (loss) From Operations
	For the Years Ended December 31,
	2001	2002	2003
Theatrical business	$(2,345)	$(2,425)	$(3,504)
Consumer business	4,102	12,712	18,714

Total income from operations	$1,757	$10,287	$15,210

	Revenues by Geographic Region
	For the Years Ended December 31,
	2001	2002	2003
United States	$10,707	$10,224	$15,837
International	18,041	30,832	35,865

Total revenues	$28,748	$41,056	$51,702

        The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2001	2002	2003
United States	$3,072	$3,244	$3,150
International	309	297	366

Total long-lived assets	$3,381	$3,541	$3,516

        For 2003, sales to a customer accounted for 11% of consolidated revenues. This same customer accounted for 4% and 14% of the Theatrical and Consumer Segments' 2003 revenues, respectively.

Note 17—Net Income Attributable to Common Stockholders Per Share:

        The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	For the Years Ended December 31,
	2001	2002	2003
Basic net income attributable to common stockholders per share:
Numerator:
Net income	$3,908	$6,250	$9,899
Preferred stock dividends accrued	(1,260)	(1,336)	(844)
Accretion on preferred stock	(553)	(512)	(390)

Net income attributable to common stockholders	$2,095	$4,402	$8,665

Denominator:
Weighted average common shares outstanding	4,413,035	4,432,408	9,166,389
Shares subject to escrow	(117,616)	—	—

Weighted average basic shares outstanding	4,295,419	4,432,408	9,166,389

Basic net income attributable to common stockholders per common share	$0.49	$0.99	$0.95

Diluted net income attributable to common stockholders per share:
Numerator:
Net income	$3,908	$6,250	$9,899
Preferred stock dividends accrued	(1,260)	(1,336)	(844)
Accretion on preferred stock	(553)	(512)	(390)

Net income attributable to common stockholders	$2,095	$4,402	$8,665

Denominator:
Weighted average shares outstanding	4,413,035	4,432,408	9,166,389
Effect of dilutive securities:
Common stock options	—	156,196	1,401,727
Common stock warrants	4,641,808	4,740,674	196,751

Diluted shares outstanding	9,054,843	9,329,278	10,764,867

Diluted net income attributable to common stockholders per share	$0.23	$0.47	$0.80

Note 18—Selected Quarterly Data (Unaudited):

	For the Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sep. 30, 2003	Dec. 31, 2003
Revenues	$9,417	$8,380	$9,463	$13,796	$11,756	$11,701	$13,334	$14,911
Gross profit	6,751	5,805	6,373	11,491	9,343	8,912	10,444	11,971
Net income attributable to common stockholders	$1,009	$(124)	$399	$3,118	$1,561	$1,378	$2,393	$3,333
Basic earnings per share	$0.23	$(0.03)	$0.09	$0.69	$0.35	$0.31	$0.19	$0.22
Diluted earnings per share	$0.11	$(0.03)	$0.04	$0.31	$0.15	$0.13	$0.16	$0.20

DIGITAL THEATER SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
2001	Allowance for doubtful accounts	$191	$376	$17	$550
	Valuation allowance for deferred tax assets	3,152	—	3,032	120
2002	Allowance for doubtful accounts	550	10	123	437
	Valuation allowance for deferred tax assets	120	—	120	—
2003	Allowance for doubtful accounts	437	114	122	429
	Valuation allowance for deferred tax assets	—	—	—	—

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning our executive officers appears in our proxy statement under the caption "Executive Officers and Significant Employees" and information concerning our directors appears in our Proxy Statement under the caption "Item 1—Election of Directors". Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information concerning executive compensation appears in our proxy statement, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the security ownership of certain beneficial owners and management appears in our proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions appears in our proxy statement under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services appears in our proxy statement under the caption "Item 2—Ratification of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Schedules

        The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

        See Item 15 (c) below.

(b) Reports on Form 8-K

        On October 30, 2003, we filed on Form 8-K a press release announcing our financial results for the third quarter of 2003.

        On October 30, 2003, we filed on Form 8-K a press release announcing our intention to file a Form S-1 registration statement for a proposed follow-on public offering of our common stock.

        On October 31, 2003, we filed on Form 8-K a press release announcing the filing of a Form S-1 registration statement with the Securities and Exchange Commission for a proposed follow-on public offering of our common stock.

        On November 20, 2003, we filed on Form 8-K a press release announcing the pricing of our follow-on public offering of our common stock.

        On December 17, 2003, we filed on Form 8-K a press release announcing the closing of the sale of shares of our common stock in connection with the exercise of an over-allotment option granted to our underwriters in connection with our follow-on public offering.

(c) Exhibits:

Exhibit Number	Description
3.3(2)	Restated Certificate of Incorporation
3.5(2)	Restated Bylaws
3.6(1)	Audit Committee Charter
3.7(1)	Compensation Committee Charter
3.8(1)	Nominating/Corporate Governance Committee Charter
4.1(1)	Specimen Common Stock Certificate
10.1(1)	Registration Rights Agreement, dated October 24, 1997
10.2(1)	Amended and Restated Registration Rights Agreement, dated January 27, 2000
10.3(1)	Stockholders Agreement, dated October 24, 1997
10.4(1)	First Amendment to Stockholders Agreement, dated October 13, 1999
10.5(1)	Second Amendment to Stockholders Agreement, dated April 4, 2000
10.6	[reserved]
10.7(1)	1997 Stock Option Plan

10.8(1)	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan
10.9(1)	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan
10.10(1)	2002 Stock Option Plan
10.11(1)	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan
10.12(1)	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan
10.13(1)	2003 Equity Incentive Plan
10.14(1)	Form of Grant of Stock Option under 2003 Equity Incentive Plan
10.15(1)	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan
10.16(1)	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan
10.17(1)	2003 Employee Stock Purchase Plan
10.18(1)	2003 Foreign Subsidiary Employee Stock Purchase Plan
10.19	Replacement Warrant to Purchase Common Stock between the Registrant and Comerica Incorporated, dated February 27, 2004
10.20	Replacement Warrant to purchase Common Stock between the Registrant and J.P. Morgan Securities Inc., dated January 9, 2004
10.21(1)	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997
10.22(1)	Amendment to Warrants issued October 24, 1997
10.23(1)	Form of Existing Shareholder Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997
10.24	Replacement Warrant to Purchase Common Stock between the Registrant and W. Paul Smith, dated January 20, 2004
10.25(1)	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated January 27, 2000
10.26(1)	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated September 30, 2000
10.27(1)	Amendment to Warrants issued January 27, 2000 and September 30, 2000
10.28(1)	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997
10.29(1)	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002
10.30(1)	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002

10.31(1)	Separation Agreement and General Release by and among the Registrant, Terry Beard and Nuoptix, Inc., dated May 4, 2000
10.32(1)	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002
10.33(1)	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated January 8, 2003
10.34(1)	Employment Agreement by and between the Registrant and Melvin Flanigan, dated March 6, 2000
10.35(1)	Amendment to Employment Agreement Between the Registrant and Melvin Flanigan, dated September 30, 2002
10.36(1)	Employment Agreement by and between the Registrant and Patrick Watson, dated January 1, 2001
10.37(1)	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002
10.38(1)†	Purchase-Sales Agreement dated as of March 13, 2002, between the Registrant and InFocus Corporation
10.39(1)	Form of Indemnification Agreement between the Registrant and its directors
10.40(1)	Form of Indemnification Agreement between the Registrant and its officers
21.1	List of all subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a)/15d—14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)
Incorporated by reference to the exhibit of the same number in the Registrant's Form S-1 Registration Statement (File No. 333-104761), declared effective by the Securities and Exchange Commission on July 9, 2003.

(2)
Incorporated by reference to the exhibit of the same number in the Registrant's Form S-1 Registration Statement (File No. 333-110120) initially filed on October 31, 2003.

†
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2004.

DIGITAL THEATER SYSTEMS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	President, Chief Executive Officer, and Director (principal executive officer)	March 29, 2004
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 29, 2004
/s/ DAN E. SLUSSER Dan E. Slusser	Chairman of the Board	March 29, 2004
/s/ JOERG D. AGIN Joerg D. Agin	Director	March 29, 2004
/s/ JOSEPH A. FISCHER Joseph A. Fischer	Director	March 29, 2004
/s/ STEVEN M. FRIEDMAN Steven M. Friedman	Director	March 29, 2004
/s/ WARREN N. LIEBERFARB Warren N. Lieberfarb	Director	March 29, 2004
/s/ JAMES B. MCELWEE James B. McElwee	Director	March 29, 2004

QuickLinks

DIGITAL THEATER SYSTEMS, INC. FORM 10-K For the Fiscal Year Ended December 31, 2003 INDEX
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
PRICE RANGE OF COMMON STOCK
DIVIDEND POLICY
RECENT SALES OF UNREGISTERED SECURITIES
USE OF INITIAL PUBLIC OFFERING PROCEEDS
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
DIGITAL THEATER SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
DIGITAL THEATER SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
DIGITAL THEATER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
DIGITAL THEATER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
DIGITAL THEATER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
DIGITAL THEATER SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share data)
DIGITAL THEATER SYSTEMS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Amounts in thousands)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES