Form 10-Q
period 2004-03-31
DIGITAL THEATER SYSTEMS INC
filed 2004-05-17
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 000-50335

Digital Theater Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5171 Clareton Drive Agoura Hills, California 91301	(818) 706-3525
(Address of principal executive offices and zip code)	(Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

As of April 30, 2004 a total of 16,802,729 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DIGITAL THEATER SYSTEMS, INC.

FORM 10-Q

DIGITAL THEATER SYSTEMS, INC.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

Digital Theater Systems, Inc.

Condensed Consolidated Balance Sheets

	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89,341	$69,965
Short-term investments	10,048	25,587
Accounts receivable, net of allowance for doubtful accounts of $429 and $430 at December 31, 2003 and March 31, 2004, respectively	3,962	4,771
Inventories	7,552	9,119
Deferred tax assets, net	6,025	5,904
Prepaid expenses and other	1,846	1,779
Income tax receivable	660	—

Total current assets	119,434	117,125
Long-term investments	2,998	10,519
Property and equipment, net	3,092	3,353
Patents and trademarks	424	422
Deferred tax assets	1,527	2,778
Other assets	20	109

Total assets	$127,495	$134,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,829	$4,235
Accrued expenses	5,795	6,037
Income tax payable	—	446

Total current liabilities	8,624	10,718
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock — $0.0001 par value, 5,000,000 shares authorized at December 31, 2003 and March 31, 2004; no shares outstanding at December 31, 2003 and March 31, 2004	—	—
Common stock — $0.0001 par value, 70,000,000 shares authorized at December 31, 2003 and March 31, 2004; 16,512,885 and 16,681,393 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	2	2
Additional paid-in capital	115,512	116,789
Retained earnings	3,357	6,797

Total stockholders’ equity	118,871	123,588

Total liabilities and stockholders’ equity	$127,495	$134,306

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2003	2004
	(Amounts in thousands, except share and per share amounts)
	(Unaudited)
Revenues:
Technology and film licensing	$10,124	$12,497
Product sales and other revenues	1,632	3,100

Total revenues	11,756	15,597
Cost of goods sold:
Technology and film licensing	840	980
Product sales and other revenues	1,573	1,912

Total cost of goods sold	2,413	2,892

Gross profit	9,343	12,705
Operating expenses:
Selling, general and administrative	4,991	6,440
Research and development	1,170	1,332

Total operating expenses	6,161	7,772

Income from operations	3,182	4,933
Interest (income) expense, net	(13)	(439)
Other (income) expense, net	80	14

Income before provision for income taxes	3,115	5,358
Provision for income taxes	1,086	1,918

Net income	2,029	3,440
Accretion and accrued dividends on preferred stock	(468)	—

Net income attributable to common stockholders	$1,561	$3,440

Net income attributable to common stockholders per common share:
Basic	$0.35	$0.21

Diluted	$0.15	$0.19

Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,424,071	16,578,942

Diluted	10,633,577	18,219,289

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$2,029	$3,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	279
Stock-based compensation charges	403	139
Allowance for doubtful accounts	100	2
Deferred income taxes	—	(1,130)
Tax benefit from employee stock plans	—	1,060
Changes in operating assets and liabilities:
Accounts receivable	2,281	(811)
Inventories	(655)	(1,567)
Prepaid expenses and other assets	19	(23)
Accounts payable and accrued expenses	(849)	1,647
Income taxes	(128)	1,107

Net cash provided by operating activities	3,458	4,143

Cash flows from investing activities:
Purchase of investments	(7)	(23,060)
Purchase of property and equipment	(247)	(521)
Payment for patents and trademarks in process	(4)	(16)

Net cash used in investing activities	(258)	(23,597)

Cash flows from financing activities:
Payment of dividends to preferred stockholders	(1,318)	—
Follow-on public offering costs	—	(52)
Proceeds from the issuance of common stock upon exercise of employee stock options	1	130
Proceeds from the issuance of common stock upon exercise of warrants	1	—

Net cash provided by (used in) financing activities	(1,316)	78

Net increase (decrease) in cash and cash equivalents	1,884	(19,376)
Cash and cash equivalents, beginning of period	1,907	89,341

Cash and cash equivalents, end of period	$3,791	$69,965

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 filed on Form 10-K filed on March 30, 2004.

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

Note 2 — Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three months ended March 31, 2004.

Note 3 — Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
Raw materials	$1,370	$1,793
Work in process	8	2
Finished goods	6,174	7,324

Total inventories	$7,552	$9,119

Property and equipment consist of the following:

	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
Machinery and equipment	$2,511	$2,666
Office furniture and fixtures	1,963	2,175
Leasehold improvements	2,599	2,753

	7,073	7,594
Less: Accumulated depreciation	(3,981)	(4,241)

Property and equipment, net	$3,092	$3,353

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

At December 31, 2003 and March 31, 2004, there were no balances outstanding under this agreement and there was $10,000 and $10,000, respectively, of available borrowings under this credit facility pursuant to an availability formula based on cash, cash equivalents, short-term investments, 80% of eligible accounts receivable and 20% of inventory (up to a maximum of $1,000). Future borrowings will bear interest at rates ranging from the prime rate, as defined, minus 0.5% to the prime rate plus 1% (3.5% to 5.0% at December 31, 2003 and March 31, 2004). A commitment fee of 0.25% per annum is paid on the daily unused balance under the line of credit.

Note 5 — Income Taxes

For the three months ended March 31, 2004, the Company recorded an income tax provision of  $1,918 on pre-tax income of  $5,358 resulting in an annualized effective tax rate of 35.8%.  For the three months ended March 31, 2003, the Company recorded an income tax provision of $1,086 on pre-tax income of $3,115, resulting in an annualized effective tax rate of 35.0%.  These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

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

	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
Net income attributable to common stockholders:
As reported	$1,561	$3,440
Additional stock-based compensation expense determined under the fair value method, net of tax	(64)	(449)

Pro forma	$1,497	$2,991

Net income attributable to common stockholders per common share-basic:
As reported	$0.35	$0.21
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.01)	(0.03)

Pro forma	$0.34	$0.18

Net income attributable to common stockholders per common share-diluted:
As reported	$0.15	$0.19
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.01)	(0.03)

Pro forma	$0.14	$0.16

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three months ended March 31, 2003 and 2004, the Company recorded stock-based compensation expense of $403 and $139, respectively, related to non-employee equity awards.

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

The Company’s reportable segments and geographical information for the three months ended March 31, 2003 and 2004 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
Theatrical business	$3,480	$4,800
Consumer business	8,276	10,797

Total revenues	$11,756	$15,597

	Gross Profit
	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
Theatrical business	$1,554	$2,462
Consumer business	7,789	10,243

Total gross profit	$9,343	$12,705

	Income (Loss) From Operations
	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
Theatrical business	$(1,193)	$(1,077)
Consumer business	4,375	6,010

Total income from operations	$3,182	$4,933

	Revenues by Geographic Region
	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
United States	$2,678	$4,189
International	9,078	11,408

Total revenues	$11,756	$15,597

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets at December 31, 2003 and March 31, 2004:

	Long-Lived Assets
	As of December 31, 2003	As of March 31, 2004
		(Unaudited)
United States	$3,150	$3,145
International	366	630

Total long-lived assets	$3,516	$3,775

Note 9 — Net Income Attributable to Common Stockholders Per Common Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended March 31,
	2003	2004
	(Unaudited)
Basic net income attributable to common stockholders per common share:
Numerator:
Net income	$2,029	$3,440
Preferred stock dividends accrued	(392)	—
Accretion on preferred stock	(76)	—

Net income attributable to common stockholders	$1,561	$3,440

Denominator:
Weighted average common shares outstanding	4,424,071	16,578,942

Basic net income attributable to common stockholders per common share	$0.35	$0.21

Diluted net income attributable to common stockholders per common share:
Numerator:
Net income	$2,029	$3,440
Preferred stock dividends accrued	(392)	—
Accretion on preferred stock	(76)	—

Net income attributable to common stockholders	$1,561	$3,440

Denominator:
Weighted average shares outstanding	4,424,071	16,578,942
Effect of dilutive securities:
Common stock options	1,406,847	1,318,156
Common stock warrants	4,802,659	322,191

Diluted shares outstanding	10,633,577	18,219,289

Diluted net income attributable to common stockholders per common share	$0.15	$0.19

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This report and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and in our Form 10-K filed on March 30, 2004 with the Securities and Exchange Commission, or SEC, and the other documents we file with the SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the Form 10-K filed on March 30, 2004. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” contained below and in our Form 10-K filed on March 30, 2004.

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

In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, and Northern Ireland. We sell music content released under our DTS Entertainment label through distributors. In the United States and Canada, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts and in Europe, Cadiz Music Limited is our exclusive distributor of DTS Entertainment label products. We also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels in other international territories. We expect that distribution in Asia will be handled through established distributors located in Asia.  We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.  There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 30, 2004.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2004 increased 33% to $15.6 million from $11.8 million for the three months ended March 31, 2003. The increase in revenues in 2004 resulted from a 23% increase in technology and film licensing revenues to $12.5 million for the three months ended March 31, 2004 from $10.1 million for the three months ended March 31, 2003 and a 90% increase in our product sales and other revenues to $3.1 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities.  In addition, our film licensing revenues increased moderately due to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack.  Shipments of our XD-10 Cinema Media Player contributed to the increase in revenues from product sales quarter over quarter, as did an increase in sales by our DTS Entertainment label.

Revenues from our consumer business totaled $10.8 million for the three months ended March 31, 2004, an increase of 30% from $8.3 million in the first quarter of the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $4.8 million for the three months ended March 31, 2004, up 38% from the same period last year due primarily to growth in product sales, primarily the XD-10 Cinema Media Player.

Gross Profit

Consolidated gross profit improved to 81% of revenues for the three months ended March 31, 2004, from 79% for the three months ended March 31, 2003. The increase is due to an increase in gross profit in product sales and other revenues.

Gross profit associated with technology and film licensing revenues remained constant at 92% of related revenues for the three months ended March 31, 2004 and 2003. Gross profit associated with product sales and other revenues improved to 38% of related revenues for the three months ended March 31, 2004 from 4% in the prior year period due primarily to increased shipment volumes.

Gross profit for our consumer business improved to 95% of related revenues for the three months ended March 31, 2004, from 94% in the prior year period. The increase is due to the growth of our higher margin technology licensing revenues. Theatrical business gross profit increased to 51% of related revenues for the quarter ended March 31, 2004 from 45% in the prior year period due to the growth in sales of our XD-10 Cinema Media Player mentioned above.

We expect our consolidated gross profit as a percentage of sales to decrease to between 70% and 75% for the full fiscal year 2004 as we expect that the sales growth rate in our theatrical business will exceed that of our higher margin consumer business.

Selling, General and Administrative

Selling, general and administrative expenses increased 29% to $6.4 million for the quarter ended March 31, 2004, compared to $5.0 million in the prior year quarter. The increase is primarily due to increases in salaries and related costs of $776,000 as we increased headcount to support our growth, and professional services of $380,000 which includes costs associated with our increased intellectual property compliance and enforcement activities and additional costs associated with operating as a public company. The quarter to quarter increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs.  Salaries and related costs includes stock-based compensation.

Costs of compliance with the Sarbanes-Oxley Act, particularly Section 404 of that Act, are anticipated to cause an estimated increase in administration costs of between $700,000 and $900,000 during 2004, up to half of which represents recurring costs for compliance.

Research and Development

Research and development expenses increased to $1.3 million for the three months ended March 31, 2004, compared to $1.2 million for the three months ended March 31, 2003. The increase is primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications.

We expect quarterly research and development expenses in 2004 to increase in absolute dollars relative to the prior year.

Interest (Income) Expense, Net

Interest income, net, for the three months ended March 31, 2004 increased to $439,000 from $13,000 for the prior year same period. This favorable increase was due to increased investment income subsequent to the initial and follow-on public offerings along with the recognition of $164,000 in interest for late payment of royalties from a licensee that covered the period of July 2000 through September 2003.

Income Taxes

For the three months ended March 31, 2004, the Company recorded an income tax provision of $1,918 on per-tax income of $5,358 resulting in an annualized effective tax rate of 35.8%.  This rate differs from the Company’s statutory rate primarily due to state income taxes offset by benefits associated with the foreign rate differential and research and development credits.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and short-term investments of $95.6 million, compared to $99.4 million at December 31, 2003.

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2004, compared to $3.5 million for the three months ended March 31, 2003. The improvement in cash flows from operations was primarily a result of increased net income generated in the first three months of 2004 relative to the same period in the prior year. Accounts receivable increased $811,000 for the three months ended March 31, 2004 due to accruals related to consumer license fees. Inventory increased $1.6 million for the three months ended March 31, 2004 as a result of inventory purchases related to our new product offerings.  Accounts payable and accrued expenses increased $1.6 million primarily related to the timing of inventory purchases, an unusually large proportion of which occurred very late in first quarter of 2004.

Net cash used in investing activities totaled $23.6 million and $258,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used in investing activities for the three months ended March 31, 2004 is primarily a result of the purchases of investment instruments with maturities greater than 90 days of $23.1 million and purchases of property and equipment related to the establishment of an office in Japan.

Net cash provided by financing activities totaled $78,000 for the three months ended March 31, 2004 and net cash used by financing activities was $1.3 million for the three months ended March 31, 2003.  Net cash provided by financing activities for the three months ended March 31, 2004 primarily consisted of cash received from option exercises, partially offset by cash paid for offering costs related to the follow-on public offering in 2003.  Net cash used by financing activities for the three months ended March 31, 2003 consisted of payments of dividends to preferred stockholders.  The preferred stock was redeemed in the third quarter of 2003.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included in our Form 10-K filed on March 30, 2004 and in and other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2004.

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

Our DTS-CSS system for subtitles, captions, and descriptive narration for films is a key new product. To date, sales and revenues from this system have been immaterial and we have limited experience to indicate whether or not this system will be widely adopted. Nonetheless, we have anticipated significant future sales of this system and our revenue and growth projections contemplate that it will generate significant future revenues.  If we are unsuccessful in selling our DTS-CSS system, our future revenues will be lower than expected and we may be required to write-down or reserve against obsolete or excess systems in inventory.

If our independent auditors are unable to provide us with an unqualified report as to of the adequacy of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by our management of the effectiveness of internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of  internal controls over financial reporting. This requirement may apply to our annual report on Form 10-K for the fiscal year ending December 31, 2004. While we intend to conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, our independent auditors may interpret the Section 404 requirements and the related rules and regulations differently from us or our independent auditors may not be satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed. Moreover, in the event we make a significant acquisition, or a series of insignificant acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent auditors may decline to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

We have limited control over existing and potential customers’ and licensees’ decision to include our technology in their product offerings.

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last eleven fiscal quarters. We expect our operating expenses to increase as we, among other things:

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

•              continue to implement the requirements of the Sarbanes-Oxley Act; and

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

As of March 31, 2004, we have 16,681,393 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2004, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of March 31, 2004, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 16% of total revenues during the first quarter of 2004. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $1.3 million in the first quarter of 2004. Based upon the expenses for the first quarter of 2004, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $50,000.

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

As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the first quarter of 2004 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was not significant.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in applicable rules and forms.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) During the first quarter of 2004, pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 40,950 shares of common stock to various holders upon the cashless exercise of warrants to purchase an aggregate of 70,152 shares of common stock.

(b) On July 15, 2003, we closed the sale of an aggregate of 4,091,410 shares of our Common Stock, $0.0001 par value, in our initial public offering, which included the sale of 251,410 shares of our Common Stock pursuant to the exercise of the underwriters’ overallotment option in the offering. The offering also included the sale by certain of our stockholders of an aggregate of 324,590 shares of our Common Stock in connection with the exercise by the underwriters of their overallotment option. The managing underwriters in the offering were SG Cowen Securities Corporation, William Blair & Company, L.L.C., and Thomas Weisel Partners LLC. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). All 4,416,000 shares of Common Stock registered under the Registration Statement, including shares sold by us and by selling stockholders upon exercise of the overallotment option, were sold at a price per share of $17.00.

The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred approximately $1.7 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.0 million. Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of March 31, 2004, we have approximately $41.8 million remaining from the proceeds of the offering.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

During the first quarter of 2004, certain of our executives implemented individual stock selling plans in accordance with SEC Rule 10b5-1 to sell a portion of their company holdings over time as part of their individual long-term strategy for asset diversification and liquidity, while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company.  The executives that have implemented such plans are Chief Executive Officer Jon Kirchner, Executive Vice President, Finance and Chief Financial Officer Melvin Flanigan, Executive Vice President, Operations Andrea Nee, Executive Vice President, Legal and General Counsel, Blake Welcher, Senior Vice President, Research and Development W. Paul Smith, Senior Vice President, Strategy and Business Development Patrick Watson, Senior Vice President, Engineering and Product Development Jan Wissmuller, Vice President, DTS Entertainment Jeffrey Skillen, Vice President, Consumer/Pro Audio Brian Towne and Chairman of the Board of Directors Dan Slusser.

Under the Rule 10b5-1 trading plans, the DTS executives may each sell up to 20% of the stock and exercisable stock options held by such person as of the effective date of the plan during the one-year term of the plan; however, the executive shall not sell more than 50% of such shares in any one calendar quarter.  Sales under these plans may be executed no more than once per month.  Sales under these plans commenced in February 2004.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Exhibit Description

10.41+	Letter Agreement dated March 9, 2004 by and between the Registrant and In Focus Corporation amending the Purchase-Sales Agreement between such parties dated as of March 12, 2002
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of 18 U.S.C. 1350

+      Certain confidential portions of this Exhibit were omitted by means of reducting a portion of the text (the “Mark”).  This Exhibit has been filed seperately with the Secretary of the Commission without the Mark pursuant to the Registrant Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

On February 12, 2004, we filed on Form 8-K a press release announcing our financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL THEATER SYSTEMS, INC.

By:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 17, 2004

By:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 17, 2004