Form 10-Q
period 2004-06-30
DIGITAL THEATER SYSTEMS INC
filed 2004-08-13
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 000-50335

Digital Theater Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
5171 Clareton Drive Agoura Hills, California 91301	(818) 706-3525
(Address of principal executive offices and zip code)	(Registrant's telephone number, Including area code)

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

        As of July 31, 2004 a total of 16,998,736 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

DIGITAL THEATER SYSTEMS, INC.

FORM 10-Q

DIGITAL THEATER SYSTEMS, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Digital Theater Systems, Inc.

Condensed Consolidated Balance Sheets

	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89,341	$72,169
Short-term investments	10,048	20,447
Accounts receivable, net of allowance for doubtful accounts of $429 and $441 at December 31, 2003 and June 30, 2004, respectively	3,962	7,129
Inventories	7,552	8,707
Deferred tax assets, net	6,025	6,610
Prepaid expenses and other	1,846	1,926
Income tax receivable	660	—

Total current assets	119,434	116,988
Long-term investments	2,998	14,568
Property and equipment, net	3,092	3,385
Patents and trademarks	424	429
Deferred tax assets	1,527	2,969
Other assets	20	174

Total assets	$127,495	$138,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,829	$2,624
Accrued expenses	5,795	5,935
Income tax payable	—	60

Total current liabilities	8,624	8,619
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2003 and June 30, 2004; no shares outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2003 and June 30, 2004; 16,512,885 and 16,951,398 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	2	2
Additional paid-in capital	115,512	119,976
Retained earnings	3,357	9,916

Total stockholders' equity	118,871	129,894

Total liabilities and stockholders' equity	$127,495	$138,513

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited) (Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$9,554	$10,720	$19,678	$23,217
Product sales and other revenues	2,147	2,532	3,779	5,632

Total revenues	11,701	13,252	23,457	28,849
Cost of goods sold:
Technology and film licensing	1,045	1,166	1,885	2,146
Product sales and other revenues	1,744	1,755	3,317	3,667

Total cost of goods sold	2,789	2,921	5,202	5,813

Gross profit	8,912	10,331	18,255	23,036
Operating expenses:
Selling, general and administrative	4,865	6,798	9,856	13,238
Research and development	1,174	1,568	2,344	2,900

Total operating expenses	6,039	8,366	12,200	16,138

Income from operations	2,873	1,965	6,055	6,898
Interest income, net	10	310	23	749
Other income (expense), net	3	(17)	(77)	(31)
Legal settlement (Note 10)	—	2,601	—	2,601

Income before provision for income taxes	2,886	4,859	6,001	10,217
Provision for income taxes	1,041	1,740	2,127	3,658

Net income	1,845	3,119	3,874	6,559
Accretion and accrued dividends on preferred stock	(467)	—	(935)	—

Net income attributable to common stockholders	$1,378	$3,119	$2,939	$6,559

Net income attributable to common stockholders per common share:
Basic	$0.31	$0.19	$0.66	$0.39

Diluted	$0.13	$0.17	$0.27	$0.36

Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,500,885	16,830,764	4,462,479	16,704,490

Diluted	10,970,303	18,268,283	10,801,941	18,134,231

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2003	2004
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$3,874	$6,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473	548
Stock-based compensation charges	425	218
Allowance for doubtful accounts	100	45
Loss on disposal of property and equipment	82	—
Deferred income taxes	—	(2,027)
Tax benefit from employee stock plans	—	3,381
Changes in operating assets and liabilities:
Accounts receivable	101	(3,212)
Inventories	(748)	(1,155)
Prepaid expenses and other assets	(678)	(234)
Accounts payable and accrued expenses	142	(65)
Income taxes	(694)	719

Net cash provided by operating activities	3,077	4,777

Cash flows from investing activities:
Purchase of investments	(12)	(21,969)
Purchase of property and equipment	(400)	(805)
Payment for patents and trademarks in process	(37)	(40)

Net cash used in investing activities	(449)	(22,814)

Cash flows from financing activities:
Payment of dividends to preferred stockholders	(1,318)	—
Follow-on public offering costs	—	(10)
Proceeds from the issuance of common stock upon exercise of employee stock options	1	402
Proceeds from the issuance of common stock upon exercise of warrants	4	—
Proceeds from the issuance of common stock under employee stock purchase plan	—	473

Net cash provided by (used in) financing activities	(1,313)	865

Net increase (decrease) in cash and cash equivalents	1,315	(17,172)
Cash and cash equivalents, beginning of period	1,907	89,341

Cash and cash equivalents, end of period	$3,222	$72,169

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 filed on Form 10-K filed on March 30, 2004.

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

Note 2—Recent Accounting Pronouncements

        In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on the Company's financial position, results of operations, or cash flows for the six months ended June 30, 2004.

Note 3—Certain Balance Sheet Items

        Inventories consist of the following:

	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
Raw materials	$1,370	$1,830
Work in process	8	33
Finished goods	6,174	6,844

Total inventories	$7,552	$8,707

        Property and equipment consist of the following:

	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
Machinery and equipment	$2,511	$2,848
Office furniture and fixtures	1,963	2,326
Leasehold improvements	2,599	2,704

	7,073	7,878
Less: Accumulated depreciation	(3,981)	(4,493)

Property and equipment, net	$3,092	$3,385

Note 4—Bank Line of Credit

        The Company replaced its prior working capital credit facility with a new $10,000 facility that matures on June 30, 2005. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank.

        At June 30, 2004, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank's LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. A commitment fee of $10 was paid for this line of credit.

Note 5—Income Taxes

        For the three months and six months ended June 30, 2004, the Company recorded an income tax provision of $1,740 and $3,658, respectively on pre-tax income of $4,859 and $10,217, respectively. This resulted in an annualized effective tax rate of 35.8%. For the three months and six months ended June 30, 2003, the Company recorded an income tax provision of $1,041 and $2,127, respectively on pre-tax income of $2,886 and $6,001, respectively. This resulted in an annualized effective tax rate of 35.4%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

Note 6—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, guarantees of timely performance of the Company's obligations, and indemnities to the Company' directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

Note 7—Stock-Based Compensation

        The Company accounts for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the related FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, compensation expense related to employee stock options is recorded if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
Net income attributable to common stockholders:
As reported	$1,378	$3,119	$2,939	$6,559
Additional stock-based compensation expense determined under the fair value method, net of tax	(46)	(722)	(86)	(1,171)

Pro forma	$1,332	$2,397	$2,853	$5,388

Net income attributable to common stockholders per common share-basic:
As reported	$0.31	$0.19	$0.66	$0.39
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.01)	(0.04)	(0.02)	(0.07)

Pro forma	$0.30	$0.15	$0.64	$0.32

Net income attributable to common stockholders per common share-diluted:
As reported	$0.13	$0.17	$0.27	$0.36
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	—	(0.04)	(0.01)	(0.07)

Pro forma	$0.13	$0.13	$0.26	$0.29

        The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders' deficit until a commitment date is reached. For the three months ended June 30, 2003 and 2004, the Company recorded stock-based compensation expense of $22 and $79, respectively, related to non-employee equity awards. For the six months ended June 30, 2003 and 2004, the Company recorded stock-based compensation expense of $425 and $218 respectively, related to non-employee equity awards.

Note 8—Operating Segment and Geographic Information

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

        The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

        The Company's reportable segments and geographical information for the three and six months ended June 30, 2003 and 2004 are as follows:

	Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$3,930	$4,503	$7,410	$9,303
Consumer business	7,771	8,749	16,047	19,546

Total revenues	$11,701	$13,252	$23,457	$28,849

	Gross Profit
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$1,713	$1,850	$3,267	$4,312
Consumer business	7,199	8,481	14,988	18,724

Total gross profit	$8,912	$10,331	$18,255	$23,036

	Income (Loss) From Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$(833)	$(1,729)	$(2,025)	$(2,806)
Consumer business	3,706	3,694	8,080	9,704

Total income from operations	$2,873	$1,965	$6,055	$6,898

	Revenues by Geographic Region
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
United States	$3,466	$4,401	$6,144	$8,590
International	8,235	8,851	17,313	20,259

Total revenues	$11,701	$13,252	$23,457	$28,849

        The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets at December 31, 2003 and June 30, 2004:

	Long-Lived Assets
	As of December 31, 2003	As of June 30, 2004
		(Unaudited)
United States	$3,150	$3,227
International	366	587

Total long-lived assets	$3,516	$3,814

Note 9—Net Income Attributable to Common Stockholders Per Common Share

        The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)
Basic net income attributable to common stockholders per common share:
Numerator:
Net income	$1,845	$3,119	$3,874	$6,559
Preferred stock dividends accrued	(391)	—	(783)	—
Accretion on preferred stock	(76)	—	(152)	—

Net income attributable to common stockholders	$1,378	$3,119	$2,939	$6,559

Denominator:
Weighted average common shares outstanding	4,500,885	16,830,764	4,462,479	16,704,490

Basic net income attributable to common stockholders per common share	$0.31	$0.19	$0.66	$0.39

Diluted net income attributable to common stockholders per common share:
Numerator:
Net income	$1,845	$3,119	$3,874	$6,559
Preferred stock dividends accrued	(391)	—	(783)	—
Accretion on preferred stock	(76)	—	(152)	—

Net income attributable to common stockholders	$1,378	$3,119	$2,939	$6,559

Denominator:
Weighted average shares outstanding	4,500,885	16,830,764	4,462,479	16,704,490
Effect of dilutive securities:
Common stock options	1,563,871	1,109,896	1,485,359	1,104,810
Common stock warrants	4,905,547	327,623	4,854,103	324,931

Diluted shares outstanding	10,970,303	18,268,283	10,801,941	18,134,231

Diluted net income attributable to common stockholders per common share	$0.13	$0.17	$0.27	$0.36

Note 10—Legal Settlement

        In May 2004, the Company reached a settlement with Mintek Digital, Inc. ("Mintek") for $3,500 for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek's distribution of DVD players bearing the Company's registered trademarks without obtaining a license from the Company. The Company received $1,000 in June along with $2,500 in irrevocable letters of credit in the Company's favor. The Company recognized $899 in revenue under the settlement for royalties due on units that could be identified as using the Company's trademark and accounted for the excess $2,601 portion of the settlement as other income. The $2,500 in irrevocable letters of credit is included in accounts receivable at June 30, 2004. Selling, general and administrative expenses for the three and six months ended June 30, 2004 included approximately $200 and $300, respectively, in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200 for 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This report and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained below and in our Form 10-K filed on March 30, 2004 with the Securities and Exchange Commission, or SEC, and the other documents we file with the SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

        You should read the following discussion of our financial condition and results of operations in conjunction with the Form 10-K filed on March 30, 2004. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" contained below and in our Form 10-K filed on March 30, 2004.

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

Results of Operations

  Revenues

        Total revenues for the three months ended June 30, 2004 increased 13% to $13.3 million from $11.7 million for the three months ended June 30, 2003. The increase in revenues in 2004 resulted from a 12% increase in technology and film licensing revenues to $10.7 million for the three months ended June 30, 2004 from $9.6 million for the three months ended June 30, 2003 and an 18% increase in our product sales and other revenues to $2.5 million for the three months ended June 30, 2004 from $2.1 million for the three months ended June 30, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased slightly due to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack. Shipments of our XD-10 Cinema Media Player contributed to the increase in revenues from product sales quarter over quarter, offset by a decrease in sales of music titles by our DTS Entertainment label, due to slower than expected market growth of DVD-Audio and multi-channel music.

        Revenues from our consumer business totaled $8.7 million for the three months ended June 30, 2004, an increase of 13% from $7.8 million in the second quarter of the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $4.5 million for the three months ended June 30, 2004, up 15% from the same period last year due primarily to growth in product sales, notably the XD-10 Cinema Media Player.

        Total revenues for the six months ended June 30, 2004 increased 23% to $28.8 million from $23.5 million for the six months ended June 30, 2003. The increase in revenues in 2004 resulted from an 18% increase in technology and film licensing revenues to $23.2 million for the six months ended June 30, 2004 from $19.7 million for the six months ended June 30, 2003 and a 49% increase in our product sales and other revenues to $5.6 million for the six months ended June 30, 2004 from $3.8 million for the six months ended June 30, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased moderately due to the reasons mentioned above. Shipments of our XD-10 Cinema Media Player contributed to the increase in revenues from product sales.

        Revenues from our consumer business totaled $19.5 million for the six months ended June 30, 2004, an increase of 22% from $16.0 million for the six months ended June 30, 2003. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $9.3 million for the six months ended June 30, 2004, up 26% from the same period last year due primarily to growth in product sales, primarily the XD-10 Cinema Media Player.

  Gross Profit

        Consolidated gross profit improved to 78% of revenues for the three months ended June 30, 2004, from 76% for the three months ended June 30, 2003. The increase is due to an increase in gross profit in product sales and other revenues.

        Gross profit associated with technology and film licensing revenues remained constant at 89% of related revenues for the three months ended June 30, 2004 and 2003. Gross profit associated with product sales and other revenues improved to 31% of related revenues for the three months ended June 30, 2004 from 19% in the prior year period due primarily to increased shipment volumes relative to fixed costs.

        Gross profit for our consumer business improved to 97% of related revenues for the three months ended June 30, 2004, from 93% in the prior year period. The increase is due to a favorable mix of our higher margin technology and film licensing revenues as compared to product sales in our consumer business. Theatrical business gross profit decreased to 41% of related revenues for the quarter ended June 30, 2004 from 44% in the prior year period due to the write-off of approximately $250,000 in the three months ended June 30, 2004 of obsolete inventory, primarily related to our older product lines under our normal inventory review procedures.

        For the six months ended June 30, 2004, consolidated gross profit improved to 80% of revenues, compared to 78% for the same period in 2003. Changes in the mix between higher margin technology and film licensing and lower margin product sales and other revenues resulted in the improved gross margin.

        We expect our consolidated gross profit as a percentage of sales to decrease to between 70% and 75% for the full fiscal year 2004 as we expect that the sales growth rate in our theatrical business may exceed that of our higher margin consumer business.

  Selling, General and Administrative

        Selling, general and administrative expenses increased 40% to $6.8 million for the three months ended June 30, 2004, compared to $4.9 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $626,000 as we increased headcount to support our growth, and professional services of $841,000 which includes increases in costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other additional costs associated with operating as a public company. The quarter to quarter increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. Salaries and related costs include stock-based compensation. Included in professional services for the three months ended June 30, 2004 is approximately $200,000 in legal costs related to our settlement with Mintek Digital, Inc., or Mintek, which was reached in May 2004.

        Selling, general and administrative expenses increased 34% to $13.2 million for the six months ended June 30, 2004, compared to $9.9 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $1.4 million as we increased headcount to support our growth, and professional services of $1.2 million which includes costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related and other additional costs associated with operating as a public company. The increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. Salaries and related costs include stock-based compensation, which decreased to $218,000 for the six months ended June 30, 2004 from $425,000 in the prior year period. The prior period primarily consists of a charge of $345,000 related to the issuance of a warrant. Included in professional services for the six months ended June 30, 2004 is approximately $300,000 in legal costs related to the Mintek settlement that was reached in May 2004.

        Costs of compliance with the Sarbanes-Oxley Act, particularly Section 404 of that Act, are anticipated to cause an estimated increase in administration costs of between $700,000 and $900,000 during 2004, up to half of which may represent recurring costs of compliance. Through the first six months of the year, we have incurred approximately $200,000 in Section 404 compliance costs.

  Research and Development

        Research and development expenses increased to $1.6 million for the three months ended June 30, 2004, compared to $1.2 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, research and development expenses were $2.9 million, up from compared to $2.3 million for the six months ended June 30, 2003. The increase for both periods is primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications.

        We expect quarterly research and development expenses in 2004 to increase in absolute dollars relative to prior quarters.

  Interest (Income) Expense, Net

        Interest income, net, for the three and six months ended June 30, 2004 increased significantly over the same period for the prior year due to increased investment income relating to proceeds from our initial and follow-on public offerings in 2003.

  Legal Settlement

        In May 2004, we reached a settlement with Mintek for $3.5 million for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek's distribution of DVD players bearing our registered trademarks without obtaining a license from us. We received $1.0 million in June along with $2.5 million in irrevocable letters of credit in our favor. We recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the excess $2.6 million portion of the settlement as other income. The $2.5 million in irrevocable letters of credit is included in accounts receivable at June 30, 2004. Selling, general and administrative expenses for the three and six months ended June 30, 2004 included approximately $200,000, and $300,000, respectively, in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200,000 for 2003.

  Income Taxes

        For the three months and six months ended June 30, 2004, we recorded an income tax provision of $1.7 million and $3.7 million, respectively, on pre-tax income of $4.9 million and $10.2 million, respectively. This resulted in an annualized effective tax rate of 35.8%. For the three months and six months ended June 30, 2003, we recorded an income tax provision of $1.0 million and $2.1 million, respectively, on pre-tax income of $2.9 million and $6.0 million, respectively. This resulted in an annualized effective tax rate of 35.4%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

Liquidity and Capital Resources

        At June 30, 2004, we had cash, cash equivalents and short-term investments of $92.6 million, compared to $99.4 million at December 31, 2003.

        Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2004, compared to $3.1 million for the six months ended June 30, 2003. The improvement in cash flows from operations was primarily a result of increased net income generated in the first six months of 2004 relative to the same period in the prior year as well as the tax benefit from the exercise of employee stock options of $3.4 million. Accounts receivable increased $3.2 million for the six months ended June 30, 2004 due to accruals related to consumer license fees and the Mintek settlement. Inventory increased $1.2 million for the six months ended June 30, 2004 as a result of inventory purchases related to our new product offerings.

        Net cash used in investing activities totaled $22.8 million and $449,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in cash used in investing activities for the six months ended June 30, 2004 is primarily a result of the purchases of investment instruments with maturities greater than 90 days of $22.0 million and purchases of property and equipment related to the establishment of an office in Japan and internal computer network improvements.

        Net cash provided by financing activities totaled $865,000 for the six months ended June 30, 2004 and net cash used by financing activities was $1.3 million for the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2004 primarily consisted of cash received from option exercises and shares issued under the employee stock purchase plan. Net cash used by financing activities for the six months ended June 30, 2003 consisted of payments of dividends to preferred stockholders. The preferred stock was redeemed in the third quarter of 2003.

        We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included in our Form 10-K filed on March 30, 2004 and in and other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

        In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2004.

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

        The market for our technology, products, and services is generally characterized by:

  •
  rapid technological change;

  •
  short product lifecycles;

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

        Our DTS-CSS system for subtitles, captions, and descriptive narration for films is a key new product. To date, sales and revenues from this system have not been significant and we have limited experience to indicate whether or not this system will be widely adopted. Nonetheless, we have anticipated significant future sales of this system and our revenue and growth projections contemplate that it will generate significant future revenues. If we are unsuccessful in selling our DTS-CSS system, our future revenues will be lower than expected and we may be required to write-down or reserve against obsolete or excess systems in inventory.

  If our independent auditors are unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our shares.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by our management of the effectiveness of internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management's assessment of the effectiveness of internal controls over financial reporting. This requirement may apply to our annual report on Form 10-K for the fiscal year ending December 31, 2004. While we are conducting a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, our independent auditors may interpret the Section 404 requirements and the related rules and regulations differently from us, or our independent auditors may not be satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of insignificant acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent auditors may decline or be unable to attest to management's assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD players and home theater systems, have decreased significantly and prices may continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute.

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

        Although we have been in business since 1990, we have only achieved profits from our business operations in the last twelve fiscal quarters. We expect our operating expenses to increase as we, among other things:

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

        Even if we are successful in expanding into China, we may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products or products that incorporate our technology.

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

        We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. We have limited experience in making acquisitions and/or strategic investments, and therefore our ability as an organization to make acquisitions or strategic investments is unproven. Acquisitions and strategic investments involve numerous risks, including:

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

        As of June 30, 2004, we have 16,951,398 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2004, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of June 30, 2004, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

        We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 13% of total revenues during the six months ended June 30, 2004. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.0 million for the six months ended June 30, 2004. Based upon the expenses for the six months ended June 30, 2004, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $30,000.

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

        As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the three and six months ended June 30, 2004 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was not significant.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

        The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred approximately $1.7 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.0 million. Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of June 30, 2004, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Digital Theater Systems, Inc. was held on May 19, 2004. The following matters were voted upon and were approved as set forth below.

        The stockholders elected two Class I directors to hold office until the 2007 Annual Meeting of Stockholders by the following votes:

	Number of Shares
Name of Directors Elected
	For	Withheld
Daniel E. Slusser	14,522,645	149,730
Joseph A. Fischer	14,561,155	111,220

        The following individuals are continuing directors with terms expiring upon the 2005 Annual Meeting of Stockholders: Joerg D. Agin and Steven M. Friedman

        The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders: Jon E. Kirchner, James B. McElwee and Ronald N. Stone.

        The stockholders ratified PricewaterhouseCoopers LLP as independent auditors of Digital Theater Systems, Inc. by the following vote:

Number of Shares
For	Against	Abstain
14,650,315	20,260	1,800

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit Number	Exhibit Description
10.41	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated June 9, 2004
10.42	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

        On May 6, 2004, we filed on Form 8-K a press release announcing our financial results for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL THEATER SYSTEMS, INC.
Date: August 13, 2004	By:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: August 13, 2004	By:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
Digital Theater Systems, Inc. Condensed Consolidated Balance Sheets
Digital Theater Systems, Inc. Condensed Consolidated Statements of Operations
Digital Theater Systems, Inc. Condensed Consolidated Statements of Cash Flows
DIGITAL THEATER SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES