Form 10-Q
period 2004-09-30
DIGITAL THEATER SYSTEMS INC
filed 2004-11-10
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004 a total of 17,025,534 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DIGITAL THEATER SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

DIGITAL THEATER SYSTEMS, INC.
PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

Digital Theater Systems, Inc.
Condensed Consolidated Balance Sheets

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$89,341	$69,558
Short-term investments	10,048	27,268
Accounts receivable, net of allowance for doubtful accounts of $429 and $408 at December 31, 2003 and September 30, 2004, respectively	3,962	5,321
Inventories	7,552	8,275
Deferred tax assets, net	6,025	6,610
Prepaid expenses and other	1,846	2,301
Income tax receivable	660	—
Total current assets	119,434	119,333
Long-term investments	2,998	16,649
Property and equipment, net	3,092	3,324
Intangibles, net	424	1,809
Deferred tax assets	1,527	2,969
Other assets	20	441
Total assets	$127,495	$144,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,829	$2,589
Accrued expenses	5,795	7,248
Income tax payable	—	975
Total current liabilities	8,624	10,812
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2003 and September 30, 2004; no shares outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2003 and September 30, 2004; 16,512,885 and 17,015,933 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	2	2
Additional paid-in capital	115,512	120,570
Retained earnings	3,357	13,141
Total stockholders’ equity	118,871	133,713
Total liabilities and stockholders’ equity	$127,495	$144,525

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$10,632	$13,058	$30,310	$36,275
Product sales and other revenues	2,702	2,894	6,481	8,526
Total revenues	13,334	15,952	36,791	44,801
Cost of goods sold:
Technology and film licensing	1,294	1,199	3,179	3,345
Product sales and other revenues	1,596	1,911	4,913	5,578
Total cost of goods sold	2,890	3,110	8,092	8,923
Gross profit	10,444	12,842	28,699	35,878
Operating expenses:
Selling, general and administrative	5,092	6,746	14,948	19,984
Research and development	1,304	1,501	3,648	4,401
Total operating expenses	6,396	8,247	18,596	24,385
Income from operations	4,048	4,595	10,103	11,493
Interest income, net	116	373	139	1,122
Other income (expense), net	(65)	31	(142)	—
Legal settlement (Note 10)	—	—	—	2,601
Income before provision for income taxes	4,099	4,999	10,100	15,216
Provision for income taxes	1,407	1,774	3,534	5,432
Net income	2,692	3,225	6,566	9,784
Accretion and accrued dividends on preferred stock	(299)	—	(1,234)	—
Net income attributable to common stockholders	$2,393	$3,225	$5,332	$9,784
Net income attributable to common stockholders per common share:
Basic	$0.19	$0.19	$0.74	$0.58
Diluted	$0.16	$0.18	$0.59	$0.54
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	12,691,607	17,005,750	7,227,480	16,805,643
Diluted	15,134,737	18,217,995	9,058,898	18,129,068

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2003	2004
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,566	$9,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	919
Stock-based compensation charges	497	267
Allowance for doubtful accounts	109	45
Loss on disposal of property and equipment	82	—
Deferred income taxes	(305)	(2,025)
Tax benefit from employee stock plans	—	3,878
Changes in operating assets and liabilities:
Accounts receivable	1,372	(1,389)
Inventories	(1,657)	(723)
Prepaid expenses and other assets	(1,155)	(884)
Accounts payable and accrued expenses	1,411	1,146
Income taxes	(601)	1,634
Net cash provided by operating activities	7,004	12,652
Cash flows from investing activities:
Purchase of investments	(1,897)	(30,871)
Purchase of property and equipment	(495)	(1,036)
Acquisitions, net of cash acquired	—	(1,384)
Payment for patents and trademarks in process	(70)	(57)
Net cash used in investing activities	(2,462)	(33,348)
Cash flows from financing activities:
Payment of dividends to preferred stockholders	(6,758)	—
Redemption of preferred stock	(15,778)	—
Proceeds from the sale of common stock in connection with the initial public offering, net of offering costs	63,029	—
Follow-on public offering costs	—	(30)
Proceeds from the issuance of common stock upon exercise of employee stock options	9	470
Proceeds from the issuance of common stock upon exercise of warrants	4	—
Proceeds from the issuance of common stock under employee stock purchase plan	—	473
Net cash provided by (used in) financing activities	40,506	913
Net increase (decrease) in cash and cash equivalents	45,048	(19,783)
Cash and cash equivalents, beginning of period	1,907	89,341
Cash and cash equivalents, end of period	$46,955	$69,558

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 filed on Form 10-K filed on March 30, 2004.

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

Note 2—Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the nine months ended September 30, 2004.

Note 3—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
Raw materials	$1,370	$1,647
Work in process	8	8
Finished goods	6,174	6,620
Total inventories	$7,552	$8,275

Property and equipment consist of the following:

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
Machinery and equipment	$2,511	$2,932
Office furniture and fixtures	1,963	2,487
Leasehold improvements	2,599	2,711
	7,073	8,130
Less: Accumulated depreciation	(3,981)	(4,806)
Property and equipment, net	$3,092	$3,324

Intangibles, net consist of the following:

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
Acquired technology	$—	$1,427
Patents and trademarks	909	982
	909	2,409
Less:
Accumulated amortization, acquired technology	—	45
Accumulated amortization, patents and trademarks	485	555
Intangibles, net	$424	$1,809

During the third quarter of 2004, the Company completed an acquisition (Note 11) for net cash consideration of approximately $1.4 million, of which approximately $1.4 million was allocated to acquired technology with an estimated useful life of eight years. Aggregate amortization expense for acquired technology totaled $45 for the three and nine months ended months ended September 30, 2004.

As of September 30, 2004, expected future amortization of acquired technology is as follows:

Fiscal year:
2004 (remaining three months)	$45
2005	178
2006	178
2007	178
2008	178
Thereafter	625
$1,382

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

At  September 30, 2004, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the

Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. A commitment fee of $10 was paid for this line of credit.

Note 5—Income Taxes

For the three and nine months ended September 30, 2004, the Company recorded an income tax provision of $1,774 and $5,432, respectively on pre-tax income of $4,999 and $15,216, respectively. This resulted in an annualized effective tax rate of 36%. For the three months and nine months ended September 30, 2003, the Company recorded an income tax provision of $1,407 and $3,534, respectively on pre-tax income of $4,099 and $10,100, respectively. This resulted in an annualized effective tax rate of 35%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

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

In August 2004, the Internal Revenue Service (“IRS”) initiated a regular examination of the Company’s tax return for the year 2002. As of September 30, 2004, the IRS had not issued any proposed adjustments to the amounts reflected by the Company on these returns. However, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results in operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Net income attributable to common stockholders:
As reported	$2,393	$3,225	$5,332	$9,784
Additional stock-based compensation expense determined under the fair value method, net of tax	(264)	117	(350)	(1,054)
Pro forma	$2,129	$3,342	$4,982	$8,730
Net income attributable to common stockholders per common share-basic:
As reported	$0.19	$0.19	$0.74	$0.58
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.02)	0.01	(0.05)	(0.06)
Pro forma	$0.17	$0.20	$0.69	$0.52
Net income attributable to common stockholders per common share-diluted:
As reported	$0.16	$0.18	$0.59	$0.54
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.02)	0.01	(0.04)	(0.06)
Pro forma	$0.14	$0.19	$0.55	$0.48

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three months ended September 30, 2003 and 2004, the Company recorded stock-based compensation expense of $72 and $49, respectively, related to non-employee equity awards. For the nine months ended September 30, 2003 and 2004, the Company recorded stock-based compensation expense of $497 and $267 respectively, related to non-employee equity awards.

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

The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

The Company’s reportable segments and geographical information for the three and nine months ended September 30, 2003 and 2004 are as follows:

	Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$4,079	$5,135	$11,489	$14,438
Consumer business	9,255	10,817	25,302	30,363
Total revenues	$13,334	$15,952	$36,791	$44,801

	Gross Profit
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$1,796	$2,443	$5,063	$6,755
Consumer business	8,648	10,399	23,636	29,123
Total gross profit	$10,444	$12,842	$28,699	$35,878

	Income (Loss) From Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Theatrical business	$(740)	$(898)	$(2,766)	$(3,704)
Consumer business	4,788	5,493	12,869	15,197
Total income from operations	$4,048	$4,595	$10,103	$11,493

	Revenues by Geographic Region
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
United States	$2,443	$5,045	$8,587	$13,635
International	10,891	10,907	28,204	31,166
Total revenues	$13,334	$15,952	$36,791	$44,801

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets at December 31, 2003 and September 30, 2004:

	Long-Lived Assets
	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
United States	$3,150	$3,160
International	366	1,973
Total long-lived assets	$3,516	$5,133

Note 9—Net Income Attributable to Common Stockholders Per Common Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Basic net income attributable to common stockholders per common share:
Numerator:
Net income	$2,692	$3,225	$6,566	$9,784
Preferred stock dividends accrued	(61)	—	(844)	—
Accretion on preferred stock	(238)	—	(390)	—
Net income attributable to common stockholders	$2,393	$3,225	$5,332	$9,784
Denominator:
Weighted average common shares outstanding	12,691,607	17,005,750	7,227,480	16,805,643
Basic net income attributable to common stockholders per common share	$0.19	$0.19	$0.74	$0.58
Diluted net income attributable to common stockholders per common share:
Numerator:
Net income	$2,692	$3,225	$6,566	$9,784
Preferred stock dividends accrued	(61)	—	(844)	—
Accretion on preferred stock	(238)	—	(390)	—
Net income attributable to common stockholders	$2,393	$3,225	$5,332	$9,784
Denominator:
Weighted average shares outstanding	12,691,607	17,005,750	7,227,480	16,805,643
Effect of dilutive securities:
Common stock options	1,792,576	994,463	1,682,055	1,034,550
Common stock warrants	650,554	217,782	149,363	288,875
Diluted shares outstanding	15,134,737	18,217,995	9,058,898	18,129,068
Diluted net income attributable to common stockholders per common share	$0.16	$0.18	$0.59	$0.54

Note 10—Legal Settlement

In May 2004, the Company reached a settlement with Mintek Digital, Inc. (“Mintek”) for $3,500 for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing the Company’s registered trademarks without obtaining a license from the Company. The Company recognized $899 in revenue under the settlement for royalties due on units that could be identified as using the Company’s trademark and accounted for the excess $2,601 portion of the settlement as other income. Selling, general and administrative expenses for the nine months ended September 30, 2004 included approximately $300 in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200 for 2003.

Note 11—Acquisition

In July 2004, the Company completed the acquisition of QDesign Corporation for $1,500 in cash. Under the terms of the acquisition, the Company has also contingently agreed to pay an additional amount up to a maximum of $450 in cash. The contingent payment will be accounted for as compensation expense ratably over the three-year period ending July 2007, and will be paid out if certain criteria are met.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

Cash acquired	$117
Property and equipment	15
Acquired technology	1,426
Other assets	8
Total assets acquired	1,566
Liabilities assumed	66
Total	$1,500

Amortizable intangible assets consist of acquired technology with a useful life of eight years.

The results of operations of this acquisition have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition in July 2004. Results of operations for the acquisition for periods prior to the acquisition were not material to the Company and, accordingly, pro forma results of operations have not been presented.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, product warranty, stock-based compensation, contingencies and litigation and income taxes. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The only significant addition to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 30, 2004 is the critical accounting policy of income taxes listed below.

Income Taxes.   We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of September 30, 2004, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. See  “Note 6: Contingencies” in the Notes to Consolidated Condensed Financial Statements.

Results of Operations

Revenues

Total revenues for the three months ended September 30, 2004 increased 20% to $16.0 million from $13.3 million for the three months ended September 30, 2003. The increase in revenues in 2004 resulted from a 23% increase in technology and film licensing revenues to $13.1 million for the three months ended September 30, 2004 from $10.6 million for the three months ended September 30, 2003 and a 7% increase in our product sales and other revenues to $2.9 million for the three months ended September 30, 2004 from $2.7 million for the three months ended September 30, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased significantly due to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major U.S. films, and foreign original-version films released with a DTS soundtrack. Theatrical product sales for the three months ended September 30, 2004  increased 20% relative to the prior year’s third quarter, which was partially offset by a decrease in disc sales by our DTS Entertainment label due to slower than expected growth in the overall market for DVD-Audio and multi-channel music.

Revenues from our consumer business totaled $10.8 million for the three months ended September 30, 2004, an increase of 17% from $9.3 million in the third quarter of the prior year. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $5.1 million for the three months ended September 30, 2004, up 26% from the same period last year due primarily to growth in the sales of our theatrical audio products and film licensing mentioned above.

Total revenues for the nine months ended September 30, 2004 increased 22% to $44.8 million from $36.8 million for the nine months ended September 30, 2003. The increase in revenues in 2004 resulted from a 20% increase in technology and film licensing revenues to $36.3 million for the nine months ended September 30, 2004 from $30.3 million for the nine months ended September 30, 2003 and a 32% increase in our product sales and other revenues to $8.5 million for the nine months ended September 30, 2004 from $6.5 million for the nine months ended September 30, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems, and by revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased moderately due to the reasons mentioned above. Shipments of our theatrical playback equipment, aided by the continuing recovery of the North American film exhibition industry, contributed to the increase in revenues from product sales.

Revenues from our consumer business totaled $30.4 million for the nine months ended September 30, 2004, an increase of 20% from $25.3 million for the nine months ended September 30, 2003. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Theatrical revenues were $14.4 million for the nine months ended September 30, 2004, up 26% from the same period last year due primarily to growth in the sales of our theatrical audio products, driven by the continuing recovery of the North American film exhibition industry, as mentioned above.

Gross Profit

Consolidated gross profit improved to 81% of revenues for the three months ended September 30, 2004, from 78% for the three months ended September 30, 2003. The increase is due to an increase in gross profit on technology and film licensing.

Gross profit associated with technology and film licensing revenues improved to 91% from 88% of related revenues for the three months ended September 30, 2004 and 2003, respectively. Gross profit associated with product sales and other revenues decreased to 34% of related revenues for the three months ended September 30, 2004 from 41% in the prior year period due primarily to the mix of lower margin versus higher margin products sold during the quarter. In general, cinema processor products such as the DTS-6AD carry a lower margin than our audio playback systems, and sales of the DTS-6AD were relatively strong during the third quarter of 2004.

Gross profit for our consumer business improved to 96% of related revenues for the three months ended September 30, 2004, from 93% in the prior year period. The increase is due to a favorable mix of our higher margin technology and film licensing revenues as compared to product sales in our consumer business. Theatrical business gross profit increased to 48% of related revenues for the quarter ended September 30, 2004 from 44% in the prior year period due to an increase in higher margin film licensing relative to hardware product sales.

For the nine months ended September 30, 2004, consolidated gross profit improved to 80% of revenues, compared to 78% for the same period in 2003. Changes in the mix between higher margin technology and film licensing and lower margin product sales and other revenues resulted in the improved gross margin.

Selling, General and Administrative

Selling, general and administrative expenses increased 32% to $6.7 million for the three months ended September 30, 2004, compared to $5.1 million in the prior year period. The increase is primarily due to increases in professional services of $776,000 which includes increases in costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other additional costs associated with operating as a public company. Also contributing to the increase is salaries and related costs of $299,000 as we increased headcount to support our growth. The quarter to quarter increase also includes increases in advertising and promotion costs related to new product introductions and insurance costs. Salaries and related costs include stock-based compensation.

Selling, general and administrative expenses increased 34% to $20.0 million for the nine months ended September 30, 2004, compared to $14.9 million in the prior year period. The increase is primarily due to increases in professional services of $2.0 million, which includes costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other costs associated with operating as a public company.  Also contributing to the increase is salaries and related costs of $1.7 million as we increased headcount to support our growth. The increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. Salaries and related costs include stock-based compensation, which decreased to $267,000 for the nine months ended September 30, 2004 from $497,000 in the prior year period. Stock-based compensation for the prior period primarily consists of a charge of $345,000 related to the issuance of a warrant. Included in professional services for the nine months ended September 30, 2004 is approximately $300,000 in legal costs related to our settlement with Mintek that was reached in May 2004.

Costs of compliance with the Sarbanes-Oxley Act, particularly Section 404 of that Act, are anticipated to cause an estimated increase in administration costs of between $700,000 and $900,000 during 2004, up to half of which may represent recurring costs of compliance. Through the first nine months of the year, we have incurred approximately $460,000 in Section 404 compliance costs.

Research and Development

Research and development expenses increased to $1.5 million for the three months ended September 30, 2004, compared to $1.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses were $4.4 million, compared to $3.6 million for the nine months ended September 30, 2003. The increase for both periods is primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications.

We expect to continue to increase our investment in research and development activities overall and will accelerate those initiatives in future quarters to support the roll out of the next generation standards.

Interest (Income) Expense, Net

Interest income, net, for the three and nine months ended September 30, 2004 increased significantly over the same period for the prior year due to increased investment income relating to proceeds from our initial and follow-on public offerings in 2003.

Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the second quarter of 2004, we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the excess $2.6 million portion of the settlement as other income. Selling, general and administrative expenses for the nine months ended September 30, 2004 included approximately $300,000 in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200,000 for 2003.

Income Taxes

For the three months and nine months ended September 30, 2004, we recorded an income tax provision of $1.8 million and $5.4 million, respectively, on pre-tax income of $5.0 million and $15.2 million, respectively. This resulted in an annualized effective tax rate of 36%. For the three months and nine months ended September 30, 2003, we recorded an income tax provision of $1.4 million and $3.5 million, respectively, on pre-tax income of $4.1 million and $10.1 million, respectively. This resulted in an annualized effective tax rate of 35%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and short-term investments of $96.8 million, compared to $99.4 million at December 31, 2003.

Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2004, compared to $7.0 million for the nine months ended September 30, 2003. The improvement in cash flows from operations was primarily a result of increased net income generated in the first nine months of 2004 relative to the same period in the prior year as well as the tax benefit from the exercise of employee stock options of $3.9 million. Accounts receivable decreased $1.4 million for the nine months ended September 30, 2004 due to payments received from consumer license fees. Inventory increased $723,000 for the nine months ended September 30, 2004 as a result of inventory purchases related to our new product offerings as well as slower than expected sales of our newer theatrical products.

Net cash used in investing activities totaled $33.3 million and $2.5 for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2004 is primarily a result of the purchases of investment instruments with maturities greater than 90 days of $30.9 million, the closing of an acquisition of $1.4 million, and purchases of property and equipment related to the establishment of an office in Japan and internal computer network improvements.

Net cash provided by financing activities totaled $914,000 and $40.5 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities for the nine months ended September 30, 2004 primarily consisted of cash received from option exercises and shares issued under the employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2003 consisted of proceeds from our initial public offering of $63.0 million offset by the redemption of the preferred stock and payment of dividends to the preferred stockholders totaling $22.5 million.

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

Recently Issued Accounting Standards

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 did not have a material impact on our financial position, results of operations, or cash flows for the nine months ended September 30, 2004.

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

Adoption of our technology is not mandatory as part of many governmental or industry accepted standards.

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

While we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market.

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

Our DTS-CSS system for subtitles, captions, and descriptive narration for films is a key new product. To date, sales and revenues from this system have not been significant and we have limited experience to indicate whether or not this system will be widely adopted, or the rate at which such adoption may occur. Nonetheless, we have anticipated significant future sales of this system and our revenue and growth projections contemplate that it will generate significant future revenues. If we are unsuccessful in selling our DTS-CSS system, our future revenues will be lower than expected and we may be required to write-down or reserve against obsolete or excess systems in inventory.

If our independent auditors are unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on our internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by our management of the effectiveness of internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal controls over financial reporting. This requirement will apply to our annual report on Form 10-K for the fiscal year ending December 31, 2004. While we are conducting a rigorous review of our internal controls over financial reporting in order to comply with the Section 404 requirements, our independent auditors may interpret the Section 404 requirements and the related rules and regulations differently from us, or our independent auditors may not be satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of insignificant acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent auditors may decline or be unable to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

If the Internal Revenue Service audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the future results of operations.

In August 2004, the Internal Revenue Service, or IRS,  initiated a regular examination of the our tax return for the year 2002. As of September 30, 2004, the IRS had not issued any proposed adjustments to the amounts reflected by us on these returns. However, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the IRS audit results in assessment of additional taxes due, there exists the possibility of a material adverse impact on the results in operations of the period in which the matter is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

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

In general we are dependent on our customers and licensees—including consumer electronics products manufacturers, semiconductor manufacturers, movie theaters, and producers and distributors of content for music, films, videos, and games—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have license agreements with many of these companies, these license agreements do not require any minimum purchase commitments, and are on a non-exclusive basis, and do not require incorporation of our technology or trademarks in their products. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future.

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last thirteen fiscal quarters. We expect our operating expenses to increase as we, among other things:

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

We market and sell our products and services outside the United States, and currently have employees located in China, England, Japan, Mexico, Northern Ireland, Canada and Spain. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. We face numerous risks in doing business outside the United States, including:

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

We may not successfully address problems encountered in connection with any current or future acquisitions.

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

As of September 30, 2004, we have 17,015,933 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2004, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of September 30, 2004, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 16% of total revenues during the nine months ended September 30, 2004. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $4.9 million for the nine months ended September 30, 2004. Based upon the expenses for the nine months ended September 30, 2004, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $67,000.

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

As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the three and nine months ended September 30, 2004 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was not significant.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)   During the third quarter of 2004, pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 7,852 shares of common stock to various individuals upon the cashless exercise of warrants to purchase an aggregate of 16,834 shares of common stock.

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

The aggregate price of the offering amount registered on our behalf was $69.6 million. In connection with the offering, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters and incurred approximately $1.7 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $63.0 million. Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of September 30, 2004, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibits:

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Theater Systems, Inc.
Date: November 10, 2004	By:	/s/ Jon E. Kirchner
Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: November 10, 2004	By:	/s/ Melvin L. Flanigan
Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)