Form 10-K
period 2004-12-31
DIGITAL THEATER SYSTEMS INC
filed 2005-03-16
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
5171 Clareton Drive Agoura Hills, California 91301 (Address, including zip code, of Registrant’s principal executive offices)
Registrant’s telephone number, including area code: (818) 706-3525

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004 was approximately $441,702,809 (based on the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 1, 2005, 17,086,860 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 19, 2005.

DIGITAL THEATER SYSTEMS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004
INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 7 and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

We were founded in 1990 and received a key strategic investment in 1993 from investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg’s Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets.

We provide products and services to film studios, production companies, and movie theaters to produce, release, and play back digital multi-channel film soundtracks, pre-show entertainment content, subtitles, captions and descriptive narration. We currently license our sound technology to all major film distributors in the United States. Most major feature films currently released in the United States include a DTS soundtrack. Our playback systems for DTS- formatted soundtracks have been installed in over 24,000 movie screens worldwide.

In 1996, we launched our consumer business, in which we license our technology to consumer electronics products manufacturers for inclusion in products such as audio/video receivers, DVD players, and home theater systems. The consumer products market has since grown to become the largest segment of our business. To date, we have entered into licensing agreements with substantially all of the major consumer audio electronics manufacturers in the world. We also license our technology to many major consumer semiconductor manufacturers. Our technology, trademarks, and know-how have been incorporated in more than 230 million consumer electronics products worldwide.

Our technology and products have won awards in each of our markets, including:

•       a Scientific and Engineering Oscar Award from the Academy of Motion Picture Arts and Sciences for our DTS playback system;

•       a Blue Ribbon Award from EQ Magazine voting our Coherent Acoustics algorithm the best product at the 103rd Audio Engineering Society Convention; and

•       the Best DVD-Audio Release and Best DVD-Audio Disc Award for Queen: The Game from the Canadian Entertainment Network Awards and the Fifth Annual DVD Awards, respectively, and Best Orchestral Mix for Porcupine Tree: In Absentia from The 3rd Annual Surround Music Awards.

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

Cinema Markets:

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

Imaging Markets:

In January 2005, we acquired Lowry Digital Images, Inc., or LDI, and changed the name to DTS Digital Images. Through this subsidiary, we now provide restoration and enhancement services for moving pictures captured on film or in digital form. These services enable current or archived content to be restored for high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

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

Digital multi-channel audio is now an industry standard audio format for feature films. Today, all of the major film studios in the United States, and an increasing number of international film studios, release their feature films with digital multi-channel soundtracks. In 2004, over 165 major feature films were released in the United States with a DTS digital multi-channel soundtrack.

Screen Digest Global Media Intelligence, in its December 2004 Cinema Intelligence report estimates that in 2004 there were over 141,000 movie theater screens worldwide, and that in 2004 there were more than 39,000 screens in the United States and Canada. As film studios have increasingly released films with digital multi-channel soundtracks, many movie theaters have purchased and installed digital multi-channel playback systems and cinema processor equipment for both newly constructed and retrofitted movie theaters. A number of other venues also utilize digital multi-channel playback systems and cinema processor equipment to enhance the entertainment experience. These venues include large-screen format theaters, amusement parks, national parks, and museums.

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

According to the DVD Entertainment Group website at dvdinformation.com, annual sales of DVDs surpassed annual sales of prerecorded videocassettes for the first time in 2001. Understanding & Solutions, in its Q1 2005 quarterly briefing, estimated that as of December 31, 2004, 64% of U.S. households owned one or more DVD-Video player, a figure that is expected to grow to nearly 90% by the end of 2008.

Home theater systems generally consist of a DVD-Video player, a digital multi-channel audio/video receiver, five speakers, and a subwoofer. Home-theater-in-a-box systems are increasingly offered to consumers as an all-in-one home theater package for ease of use and installation. Understanding & Solutions, in its Q1 2005 quarterly briefing, estimates that by the end of 2004 38% of U.S. households and 28% of Western European households owned at least one home theater system and that by the end of 2007 over 55% of U.S. households and over 50% of Western European households will own at least one.

Development of Robust New Markets for Digital Multi-Channel Sound

Digital multi-channel sound is extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

Manufacturers of home audio products, music labels, and recording artists have recognized that a substantial market opportunity exists for digital multi-channel home audio systems and digital multi-channel music content. Currently, there are multiple formats for CD- and DVD-based digital multi-channel audio content, many of which support our format. Understanding & Solutions, in its Q1 2005 quarterly briefing, estimates that the combined U.S. market for high-resolution digital multi-channel audio content will grow from less than 2 million units in 2002 to approximately 40 million units in 2008.

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

The digital satellite and cable broadcast markets may represent significant opportunities for digital multi-channel audio. Understanding & Solutions, in its Q1 2005 quarterly briefing, estimates that digital satellite and/or digital cable was installed in approximately 47% of U.S. households at the end of 2004, projected to grow to 79% by the end of 2008, and in approximately 22% of Western European households at the end of 2004, projected to grow to 44% by the end of 2008. A significant market opportunity may exist in all sectors of this market including broadcast hardware, television set-top boxes, and televisions.

Market Opportunity for Digital Multi-Channel Music Content

Digital multi-channel music can provide an enhanced experience to music listeners, just as home theater products now provide for home video. With the 360-degree sound-field created by digital multi-channel technology, musicians and mixing engineers are able to create a far more compelling and realistic listening experience. With this technology, an artist can create an audio experience that virtually places the listener on stage with the band, in the front rows of the audience, at the conductor’s stand, or in the middle of a concert hall. In addition, digital multi-channel music creates new revenue and profit opportunities for artists and music labels by allowing them to license content to third parties or release new or existing content in a digital multi-channel format. The music industry has faced many well-publicized challenges in recent years. The industry has experienced declining revenues, due in part to piracy, challenges associated with physical distribution, competition from low-priced alternative entertainment such as DVDs, and reliance on blockbuster pop acts. Partly as a result of these business challenges, many music labels are increasingly willing to license their music properties to companies that desire to release digital multi-channel music.

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

Motion picture exhibitors continue to seek new sources of revenue, independent of feature films. As a result, there is a growing demand for products and services that facilitate the creation, distribution, control, and playback of digital pre-show advertising and alternative content. Pre-show and alternative content presentation can represent sizable revenue opportunity for exhibitors who have historically been financially challenged by the high cost of modern theater construction and the limited revenue sources available from theater operation.

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

Our competitors imprint their proprietary digital multi-channel audio data directly onto the film. This can result in audio degradation or failure from repetitive use or handling. By contrast, we use a dual-medium system whereby we store audio information on CD-ROM discs, which are synchronized to the motion picture film by the use of our proprietary timecode. The timecode is printed on the film, which enables the correlation of single or multiple events, such as audio, light, or motion, to an individual frame of film. By placing audio data on CD-ROM discs rather than directly on film, we ensure reliable high-quality playback that is not subject to film wear or subsequent audio degradation. Our system enables theater operators to easily change audio tracks or languages by swapping the audio discs rather than changing film prints—a process that can take several hours. The CD-ROM also allows much more data capacity, and consequently higher audio quality, than data-on-film systems.

In addition, we provide products that enable the playback of video-based pre-show advertising and alternative content and systems for the projection and transmission of subtitles, captions, and descriptive narration. Our product suite allows exhibitors to purchase a single system for multiple solutions, thereby combining incremental revenue opportunities with cost efficient use of cinema hardware.

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

Products and Services

We segment our business into consumer markets and cinema markets.

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

DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, DVD players, and home-theater-in-a-box systems. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio devices, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Through December 31, 2004, our decoders have been embedded in more than 45 million audio/video devices.

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

•       DVD-Video Players. Incorporation of DTS Digital Out capabilities enables these devices to play DTS encoded DVD-Video and 5.1 Music Discs. In addition, some DVD players contain DTS decoding capability.

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

•       Car Audio Systems. Currently, most major after-market car audio manufacturers sell, or have products planned for release that include our digital multi-channel audio technology. We expect many automobile manufacturers to introduce factory-installed digital multi-channel audio systems within the next few years. A DTS digital multi-channel sound system is a standard feature on both the 2005 Acura TL and RL models. Lexus, Land Rover, Infinity, Cadillac, Toyota, and Mazda of Japan currently offer a DTS-equipped digital multi-channel sound system as a factory-installed option for certain vehicles. We anticipate that several other automobile manufacturers will soon release vehicles that will incorporate our technology.

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

•       Video Games and Consoles. We believe that the addition of interactive digital multi-channel audio to video games will enable a level of realism not provided by conventional audio systems and represents a significant enhancement to the quality of the gaming experience. We intend to license our technology for inclusion into gaming hardware and software applications. In the video game hardware market, Sony Corporation’s PlayStation 2 supports our interactive digital multi-channel sound technology when connected to a DTS-capable audio/video receiver. In the game software market, we have entered into licensing relationships with several major game publishers, including Activision, Inc., Atari, Inc., and Electronic Arts, Inc., to incorporate our digital multi-channel encoding technology into their PlayStation 2 games.

•       Portable Electronics Devices. Our technology is incorporated into some portable electronics devices, such as portable DVD players. We intend to aggressively pursue incorporation of our technology into other portable electronics devices such as camcorders, portable disc players, and music archival devices for stereo and simulated multi-channel playback via headphones.

•       Digital Satellite and Cable Broadcast Products. Our technology has been adopted by the European Broadcasting Union’s Digital Video Broadcast Project as one of several formats for digital multi-channel audio delivery. This standards group sets digital cable, satellite, and terrestrial broadcast standards for international markets including Europe. We are actively working with other relevant standards organizations for the inclusion of our technology. Such inclusion would enable us to pursue the incorporation of our technology into broadcast hardware, set-top-boxes, and televisions. To date, we have licensed our trademarks and decoding technology for incorporation into television set-top boxes.

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

We continue to develop the synergies between the various market segments in which we operate, such as the incorporation of our Coherent Acoustics technology into our cinema products to provide higher quality audio delivery for alternative content presentation in the cinema market.

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

Professional Audio Products and Services.   We sell, license, and provide a variety of professional audio products and services for content creators. The ultimate customers for these products are recording artists, music labels, and post-production facilities. The following table lists the professional audio products and services that we currently provide:

Product or Service	Description
DTS Pro Series Surround Encoder	Software based encoder for Apple or PC digital audio workstations.
DTS Pro Series Network Encoder	Software based multi-user network encoder operating on Apple’s Xserve platform through either a Mac or PC.
DTS Encoding Service	Content providers create a digital multi-channel master audio mix and provide it to us for encoding.

DTS Entertainment Label.   We re-mix and produce digital multi-channel music content to support technology options, branding and to capitalize on the emerging market for multi-channel music. We license this content and pay a royalty based on the number of discs sold. We have released over 150 titles from artists in different genres of music including classical, jazz, country, pop, rock, and others. These releases include works from classical composers such as Handel and Tchaikovsky, and titles by artists such as Diana Krall, The Crystal Method, Vince Gill, Lyle Lovett, The Eagles, Queen, Sting, and The Blue Man Group.

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

•       DVD-Audio Discs. DVD-Audio is a relatively new and growing format for music presentation. Our DVD-Audio discs are fully compatible with both DVD-Audio players and DVD-Video players. We have released 38 DVD-Audio discs.

•       OEM/Commercial Bundling. We provide major consumer electronics products manufacturers targeted digital multi-channel content, which they bundle with their product offerings to highlight a particular feature or capability and to enhance the perceived value of their product.

Relationships with Record Labels. We are pursuing relationships with major record labels whereby we re-mix and produce titles from the label in our multi-channel format and the label distributes these titles. We announced our first such relationship with EMI Music in August 2003. We produce multi-channel recordings from various EMI titles, these products carry the DTS logo, and we receive a per-unit royalty for each unit sold.

Cinema Markets

In our cinema business segment, which we have previously described as our theatrical business segment, we license technology and sell products and services to producers and distributors of feature length films and to movie theaters and special venues.

Products and Services for Film Producers and Distributors

For film producers and distributors, we license technology to encode a movie’s audio master into our digital multi-channel format and provide audio CD-ROMs for distribution with film prints to movie theaters. To facilitate synchronization to the film print, we provide the studios with equipment and the right to produce a timecode track which is printed on the film. The discs and the film print have corresponding electronic serial numbers to ensure playback of the correct soundtrack.

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
DTS XD10 Cinema Media Player

The DTS XD10 is a DVD and hard-drive based multi-function playback device for movie theaters. DTS XD10 supports up to ten channels of audio, digital video playback capability, and can be upgraded to support DTS-CSS applications and/or pre-show advertising and alternative content.

DTS XD10 Cinema Audio Processor

The recently introduced DTS XD10P is a standalone digital and analog cinema audio processor. The XD10P provides up to eight channels of audio output and interfaces with the XD10 Cinema Media Player and other digital sources as well as theater automation systems.

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

Image Restoration and Enhancement Services

In January 2005, we acquired Lowry Digital Images, Inc. and changed the name to DTS Digital Images. Through this subsidiary, we now provide restoration and enhancement services for moving pictures captured on film or in digital form. These services enable current or archived content to be restored for high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

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

The design, architecture, and implementation of this coding solution are complex. Signal coding requires a thorough and combined understanding of the disciplines of electrical engineering, computer science, and psychoacoustics, coupled with significant practical experience. One of our key technical strengths has been our ability to develop a system that enables the transparent reproduction of an original audio signal, meaning that the reproduction sounds indistinguishable from its source.

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

Intellectual Property

We have a substantial base of intellectual property assets covering patents, trademarks, copyrights, and trade secrets. We have 21 individual patent families resulting in more than 123 individual patents and more than 55 patent applications throughout the world. We have more than 70 trademarks and more than 45 trademark applications pending worldwide with additional marks in the pre-application phase. We also have a number of federally registered copyrights and maintain a sizeable library of copyrighted software and other technical materials as well as numerous trade secrets. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial centers of the world.

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

The following table lists our key patents and patent applications and the inventions they cover:

Key Patent Titles	Coverage
Consumer Markets
Multi-Channel Predictive Subband Audio Coder Using Psychoacoustic Adaptive Bit Allocation in Frequency, Time and over Multiple Channels	Coherent Acoustics Algorithm—Encoder & Decoder
Improving Sound Quality of Established Low Bit-Rate Audio Coding Systems Without Loss of Decoder Compatibility	Core + Extension Architecture, 96 kHz/24 Bit Structure
Method of Decoding Two-Channel Matrix Encoded Audio to Reconstruct Multi-Channel Audio	Neo:6 (stereo to multi-channel) and DTS-ES (6.1 channel)
Digitally Encoded Machine Readable Storage Media Using Adaptive Bit Allocation in Frequency, Time and over Multiple Channels	Coherent Acoustics Algorithm—Article of Manufacture
Method and Apparatus for Multiplexed Encoding of Digital Audio Information onto a Digital Storage Medium	Multi-Channel CD—5.1 Music Disc (applicable to cinema discs)
Cinema Markets
Motion Picture Digital Sound System and Method with Primary Sound Storage Edit Capability	Cinema Synchronization and Play Back
Motion Picture Digital Sound System & Method	DTS Time Code on Film
Motion Picture Subtitling System and Method Using an Electro-Optical Dowser	Subtitling System Using an Optical Dowser

We generally license our technology on standard terms through a two-tiered structure: first to integrated circuit semiconductor manufacturers and then to consumer electronics product manufacturers. We generally license on a non-exclusive, perpetual, worldwide basis. Our business model provides for hardware manufacturers to pay us for each unit they produce that contains our technology or trademarks. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are required to use the appropriate DTS trademark on the products they manufacture.

In the consumer products market, we have 52 patents issued and 39 patents pending worldwide spanning the entire spectrum of our technology including the encoding and decoding process, the structure of the DTS audio stream, and media containing DTS encoded material. In addition, we have a number of patents and applications covering extensions of our core technology architecture as well as unique implementation approaches for various product applications.

In the cinema market, we have 47 patents issued and seven patents pending worldwide covering our cinema system, the DTS time code, and our subtitling method. These patents cover the technology that is utilized in our various cinema products as well as our film license rights.

We also have 24 patents and nine patent applications that span across both the consumer products and cinema sectors of our business. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product.

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

Customers

Consumer Markets

Consumer Electronics Products Manufacturers.   We have licensed our Coherent Acoustics technology to over 250 consumer electronics products manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold over 45 million products with DTS digital sound decoding technology. The following list sets forth some of the consumer electronics products manufacturers that have licensed our technology.

Audio & Audio/Video Receivers		DVD Players
Koninklijke Philips Electronics LG Electronics, Inc. Pioneer Corporation	Samsung Electronics Co., Ltd. Sony Corporation Yamaha Corporation	Funai Electric Co., Ltd. Orion Electric Co., Ltd. Samsung Electronics Co., Ltd.	Sanyo Technosound Co. Ltd. Sony Corporation Thomson

Car Audio Systems
Fujitsu Ten Co., Ltd.	Hyundai Autonet	Kenwood Corporation	Matsushita Electric Industrial Co., Ltd.

Semiconductor Manufacturers.   We have licensed to over 40 semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees. Our major semiconductor-manufacturing customers include the following:

Cirrus Logic, Inc.	LSI Logic Corporation	Yamaha Corporation
Fujitsu Limited	Matsushita Electrical Industrial Co., Ltd.

Content Providers.   We have also provided our Coherent Acoustics technology to many of the leading home video and music content providers including DreamWorks Home Entertainment, New Line Home Entertainment, Inc., and Warner Bros. Records, Inc. To date, over 5,000 DVD titles, over 155 CD titles, and over 38 DVD-Audio titles have been produced with DTS digital multi-channel audio tracks.

DTS Entertainment.   Major retail customers who sell DTS Entertainment labeled music content to consumers include Amazon.com, Best Buy, Musicland, and Tower Records.

Cinema Markets

The nine major film studios in the United States are all customers of ours. According to Exhibitor Relations, these film studios accounted for approximately 84% of admission revenues and 83 of the 100 highest grossing films in the United States in 2004. These studios, which released most of their major feature films in the DTS format in 2004, are listed below.

20th Century Fox	DreamWorks SKG	Paramount Pictures
Buena Vista Pictures	MGM Pictures	Universal Pictures
Columbia Pictures	New Line Cinema Corp.	Warner Bros. Pictures

In addition, we sell our playback equipment to movie theaters, including the following:

Jack Loeks	Rave Theatres	Wallace Theatres
Odeon Cinemas	Regal Entertainment

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

Movie Theaters

We sell our cinema playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India, China, and Eastern Europe.

DTS Entertainment

We sell music content released under our DTS Entertainment label through distributors. In the United States, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts. In addition to our in-house staff, we also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels internationally. Cadiz Music Limited serves as our exclusive distributor of DTS Entertainment label products in Europe and Disc Union serves as our exclusive distributor in Japan. We intend to engage one or more additional distributors with an established presence in Asia to handle distribution in other Asian territories. We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

Research and Development

We have a group of 46 engineers and scientists, including seven PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facility in Bangor, Northern Ireland.

Our research and development expenses totaled approximately $3.8 million during 2002, $5.0 million during 2003, and $6.1 million during 2004. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

In December of 2003 we entered into a collaborative research agreement with Sonic Arts Research Centre, or SARC, located at Queen’s University in Belfast, Northern Ireland. The research is focused on the development of new multi-channel audio technologies and is jointly funded by DTS and Invest NI, a development agency in Northern Ireland.

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

We actively participate in a variety of standards organizations worldwide, including the DVD Forum, Blu-ray Disc Association, Digital Video Broadcast Project, International Engineering Consortium, High-Definition Multimedia Interface Standard, Media Oriented Systems Transport Bus, Audio Engineering

Society, and Society for Motion Picture and Television Engineers. We anticipate being involved in a number of other standards organizations as appropriate to facilitate the implementation of our technology.

We believe the market for audio and audio/video products is very standards driven and our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory where possible. We believe our standards involvement also provides us early visibility into future opportunities.

In the consumer products area, we are members of the DVD Forum and Blu-ray Disc Association. In both organizations we are specifically involved in several working groups and expert groups. For DVD-Video, we have obtained optional status for our core Coherent Acoustics technology. Through our participation, we have expanded the supported specification of our codec, increasing the quality and number of channels. Our technology has been selected as mandatory in the future high definition optical disc standards. Our technology has been accepted as an optional format in the DVD-Audio Recordable specification and we are currently involved in the working groups for Interactive DVD and DVD recording specifications for both audio and high definition video.

In the digital broadcast area, we participate in the Digital Video Broadcast Project, or DVB, and the Advanced Television Systems Committee, or ATSC. In late 2002 our technology was accepted as an optional audio format in the DVB Specification.

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

Competition

We face intense competition in each of our markets and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. Except for image restoration and enhancement, we compete with Dolby in nearly all of our markets and product categories.

Dolby was founded more than 35 years ago and for many years was the only significant provider of audio technologies. Dolby’s long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

In addition to Dolby Laboratories, we also compete in specific product markets with Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Smart Devices, Inc., Sony Corporation, Thomson, Ultra Stereo Labs, Inc., and various consumer electronics products manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

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

We have been successful in penetrating the consumer and cinema markets and building and maintaining significant market share. Most major feature-film releases in the United States are encoded in our format, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, and a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

We believe there are significant barriers to entry in our key markets. In the cinema market, there are three well-established formats—DTS, Dolby, and Sony—and we believe it would be very difficult for a new entrant to penetrate the market. Key barriers to entry include physical limitations on the film, intellectual property coverage, and the reluctance of the film studios to pay additional license fees and theater operators to purchase additional playback equipment. In the consumer electronics products market, the standards relating to DVD-Video are well established and support a limited number of technologies including DTS Coherent Acoustics.

Employees

As of December 31, 2004, we had 174 employees, which includes 46 employees in engineering, technical services, and research and development, 12 employees in production and operations, 69 employees in sales, marketing, service, and support, 22 employees in accounting and information technology, and 25 employees in senior management and administration. Of the 174 total employees, 121 work in the United States and 53 work in our various international locations, including 38 in the United Kingdom. None of our employees is subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and administration organizations.

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

Item 2. Properties

Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 42,000 square feet. This space is leased under two leases which expire in May 2007 and October 2007. We also lease smaller facilities in other locations including the United States of America, England, Northern Ireland, Japan, Canada, China, and Hong Kong. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

In connection with such activities against Sunplus Technology Co., Ltd., or Sunplus, we terminated Sunplus’ license agreement with us. In response, Sunplus filed suit against us alleging breach of contract arising from our termination of their license agreement. We have prevailed on several preliminary motions by Sunplus seeking to enjoin us from terminating the license agreement. We have filed a cross-complaint seeking a judicial declaration that we properly terminated the license agreement and to recover damages arising from Sunplus’ breach of the agreement. We believe Sunplus’ claim is without merit and we intend to vigorously defend the case.

We are not a party to any other material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the Nasdaq National Market under the symbol “DTSI” since our initial public offering on July 10, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2003:
Third Quarter (from July 10, 2003)	$31.31	$19.50
Fourth Quarter	$34.28	$24.05
2004:
First Quarter	$27.15	$20.08
Second Quarter	$28.00	$19.87
Third Quarter	$26.27	$12.56
Fourth Quarter	$21.30	$15.14

As of March 1, 2005 there were approximately 1,700 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

USE OF INITIAL PUBLIC OFFERING PROCEEDS

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of December 31, 2004, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

In the table below, we provide you with historical selected consolidated financial data of Digital Theater Systems, Inc. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000, 2001, and 2002 are derived from our audited consolidated financial statements for such periods and dates, which are not included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2003, and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from, and qualified by reference to, our audited consolidated financial statements for such periods and dates, which appear elsewhere in this Form 10-K. It is important that you read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenues:
Technology and film licensing	$14,605	$19,615	$31,906	$42,229	$49,920
Product sales and other revenues	10,457	9,133	9,150	9,473	11,511
Total revenues	25,062	28,748	41,056	51,702	61,431
Cost of goods sold:
Technology and film licensing	2,901	3,007	3,687	4,281	4,451
Product sales and other revenues	5,988	7,045	6,949	6,751	11,711
Total cost of goods sold	8,889	10,052	10,636	11,032	16,162
Gross profit	16,173	18,696	30,420	40,670	45,269
Operating expenses:
Selling, general and administrative	12,819	13,336	16,379	20,473	27,644
Research and development	2,984	3,603	3,754	4,987	6,131
Total operating expenses	15,803	16,939	20,133	25,460	33,775
Income (loss) from operations	370	1,757	10,287	15,210	11,494
Interest income (expense), net	(338)	(278)	(94)	271	1,447
Other expense, net	(131)	(302)	(255)	(214)	(31)
Income from legal settlement	—	—	—	—	2,601
Income (loss) before provision (benefit) for income taxes	(99)	1,177	9,938	15,267	15,511
Provision (benefit) for income taxes	—	(2,731)	3,688	5,368	5,535
Net income (loss)	(99)	3,908	6,250	9,899	9,976
Accretion and accrued dividends on preferred stock	(1,783)	(1,813)	(1,848)	(1,234)	—
Net income (loss) attributable to common stockholders	$(1,882)	$2,095	$4,402	$8,665	$9,976
Net income (loss) attributable to common stockholders per common share:
Basic	$(0.44)	$0.49	$0.99	$0.95	$0.59
Diluted	$(0.44)	$0.23	$0.47	$0.80	$0.55
Weighted average shares used to compute net income (loss) attributable to common stockholders per common share:
Basic	4,294,378	4,295,419	4,432,408	9,166,389	16,865,805
Diluted	4,294,378	9,054,843	9,329,278	10,764,867	18,143,114

See our consolidated financial statements and related notes for a description of the calculation of the historical net income (loss) attributable to common stockholders per common share and the weighted average number of shares used in computing the historical per common share data.

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$4,152	$6,858	$4,051	$99,389	$114,311
Working capital	7,815	9,452	9,381	110,810	125,573
Total assets	15,176	21,707	25,779	127,495	144,689
Long-term obligations, less current portion	6,403	6,303	—	—	—
Mandatorily redeemable preferred stock	17,641	19,454	21,302	—	—
Total stockholders’ equity (deficit)	(12,950)	(10,855)	(6,315)	118,871	134,766

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-K.

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

We manage our business through two reportable segments—our consumer business and our cinema business, which we have previously described as our theatrical business. Historically, we have derived a majority of our revenues from the cinema business. Beginning in 2001, however, we have derived a majority of our revenues from our consumer business. In connection with our acquisition of Lowry Digital Images, Inc., or LDI, we will have a third reportable segment in the first quarter of 2005.

In our consumer business, we derive revenues from licensing our audio technology, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture. We also derive revenues from licensing our technology to consumer semiconductor manufacturers. Through our DTS Entertainment label, we derive revenues from the sale of multi-channel music titles in our digital multi-channel format.

In our cinema business, we derive revenues from sales of our playback equipment and cinema processors to movie theaters and special venues. In addition, we license technology and sell encoding and duplication services to film producers and distributors for the creation of digital multi-channel motion picture soundtracks. We also derive revenues from the sale of systems and encoding services for pre-show advertising, alternative content, subtitling, captioning, and descriptive narration.

We present revenues in our consolidated financial statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as derived from (1) technology and film licensing and (2) product sales and other revenues. Our technology and film licensing revenues are derived from each of our consumer and cinema business segments. Revenues from technology licensing in connection with our consumer business segment include revenues derived from licensing our audio technology, trademarks, and know-how to consumer electronics, personal computer, video game and console, digital satellite and cable broadcast, and professional audio companies as well as to semiconductor manufacturers. Revenues from technology and film licensing in connection with our cinema business segment include revenues derived from film licensing and services that we provide to film studios for the production of soundtracks in our digital multi-channel format. Our product sales and other revenues also are derived from each of our consumer and cinema business segments. Revenues from product sales and other revenues in connection with our consumer business segment include revenues derived from sales of music titles that we produce in our digital multi-channel format and sales of our professional audio products and services. Revenues from product sales and other revenues in connection with our cinema business segment include revenues derived from sales of our digital playback systems, cinema processor equipment, and systems for subtitling, captioning, and descriptive narration to movie theaters and special venues.

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported to us the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

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

In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, and Northern Ireland. We sell music content released under our DTS Entertainment label through distributors. In the United States and Canada, Navarre Corporation is our exclusive distributor of DTS Entertainment label products to major national retail accounts and in Europe, Cadiz Music Limited is our exclusive distributor of DTS Entertainment label products. Disc Union serves as our exclusive distributor in Japan. We also employ consultants to coordinate sales to independent retailers. We are in the process of establishing distribution channels in other international territories. We intend to engage one or more additional distributors with an established presence in Asia to handle distribution other Asian territories. We also sell this music directly to consumers through an online store and other web-based retailers. We intend to expand the number of retail outlets that carry our products and broaden our distribution network worldwide.

In our cinema business, our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide. We sell our digital multi-channel playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States and Canada, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India and China, and in Eastern Europe.

With our recent acquisition of LDI, we now provide restoration and enhancement services for moving pictures captured on film or in digital form. These services enable current or archived content to be restored for high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 62%, 68%, and 68% of total revenues in fiscal years ended December 31, 2002, 2003, and 2004, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. The success of DVD-Video-based systems and products has fueled a demand for ever-higher quality entertainment in the home, and this demand is extending to the car and PC markets as well. We expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in late 2005. Because we expect to be a mandatory technology for the next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Failure to attain mandatory status in next generation high definition optical disc standards could cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse effect on our business.

In July 2004, we acquired QDesign Corporation, or QDesign, a company focused on lower-bit rate audio delivery technology. The market for higher quality entertainment is expanding into portable devices that require the use of low-bit rate audio coding systems including portable audio players, PDAs and wireless handset applications. Concurrent with this trend, there is a growing need for a good link between home and portable devices that preserves as much quality as possible and allows consumers a seamless technology solution for the storage and playback of their content. In October 2004, leveraging our existing research and development efforts and the intellectual property acquired in the QDesign acquisition, we launched DTS-HD, a scalable coding system. This technology allows content to be played in home and portable devices. We believe that the broad and robust nature of this offering improves the probability of inclusion of our technologies in next generation products.

Cinema Segment

Revenue from our cinema segment represented 38%, 32%, and 32% of total revenues for the years ended December 31 2002, 2003, and 2004, respectively. In our cinema business, 2004 was a solid year for sales of our playback hardware, marking a return to growth for cinema product sales. We expect growth in our cinema audio hardware to continue at a modest pace in 2005. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years.  Because our XD-10 Cinema Media Player can be configured to perform audio playback along with pre-show or subtitling presentation, we believe that we are well-positioned to participate in the growth in this market.

In January 2005 we acquired Lowry Digital Images, Inc., or LDI, a company focused in high quality image restoration and enhancement. We believe that the growing market for televisions capable of playing high resolution or high definition content will create a substantial demand for such content. We believe that LDI has a technological advantage over many of its competitors based on the sophistication of its processes and level of automation used to restore or enhance the image quality of entertainment content. To date, LDI has restored and/or enhanced over 100 feature films, including such recent major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represents a sizable market opportunity for LDI’s service.

Another trend that we believe will affect our cinema business segment is the the long-term trend toward digital media. We believe this trend will involve the near term adoption of digital pre-show and/or electronic cinema solutions, followed by longer term adoption of higher quality digital cinema. Digital media offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. We believe the widespread adoption of digital cinema will be longer term because of the significant capital investment that will be required by cinema operators to purchase new equipment and solutions. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, we do not currently offer digital cinema products and may not be succesful in developing or selling competitive product offerings. We believe that our recent acquisition of LDI, coupled with the pre-show and alternative content capabilities of our XD10 Cinema Media Player, will enable us to play a role in the industry transition to high definition sound and images for digital cinema.

Sales of cinema products and film licensing tend to fluctuate based on the underlying trends in the motion picture industry. For instance, in the late 1990s various cinema operators aggressively built megaplexes, which resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen, and eventually, many theaters were closed. As the theater industry has regained health in the last several years, sales of our DTS playback systems and cinema processors have improved. Our film licensing revenues are also subject to fluctuations based on industry trends, most significantly, the number of films being made by studios and independent filmmakers.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, impairment of long-lived assets, product warranty, taxes, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•       Revenue Recognition. We recognize revenues in accordance with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements.” Revenues from the sale of cinema hardware products are recorded upon shipment, assuming title and risk of loss has transferred to the customer, we have no significant obligations remaining, prices are fixed or determinable, and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in our playback systems is undertaken under arrangements with major film studios. Revenues arising from the licensing and duplication of soundtracks are recognized upon completion, assuming prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured. Direct costs associated with deferred revenue are deferred and included in other assets. Included in the balance sheet are $519,000 and $296,000 of deferred revenue and costs, respectively, at December 31, 2004.

•  Revenues from licensing audio technology, trademarks, and know-how are generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue. Revenues from the sale of digital multi-channel audio and video content are recorded upon shipment to retail accounts or end customers, assuming title and risk of loss has transferred, prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured. We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

•       Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Our allowances for doubtful accounts at December 31, 2003 and 2004 amounted to $429,000 and $402,000, respectively.

•       Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden declines in demand due to economic downturns, rapid product improvements, and technological changes. During the fourth quarter of 2004, we recorded a write-down of approximately $3.9 million related to our monochrome projector inventory as a result of our revised outlook based on declines in future demand and technological obsolescence.

•       Goodwill and Intangible Assets. We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. We determine fair value of the reporting units principally based upon our management’s determination of the value of DTS as a whole. This value is determined by considering a number of factors, including our historical and projected financial results, valuation analyses, risks facing us and the liquidity of our common stock. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We did not have any goodwill at December 31, 2004. We expect to record goodwill in connection with our acquisition of LDI, which occurred in January 2005.

We account for intangible assets in accordance with SFAS 144. This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value many not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, which is being amortized over eight years. No intangible or long-lived assets were impaired as of December 31, 2004. We expect to record intangible assets in connection with our acquisition of LDI.

•       Impairment of Long-Lived Assets. We periodically assess potential impairments of our long-lived assets in accordance with the provisions of SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, we have not had an impairment of long-lived assets.

•       Product Warranty. We generally warrant our products against defects in materials and workmanship for either a one or three year term after sale and provide for estimated future warranty costs at the time revenues are recognized. Our warranty obligation is affected by the length of product warranties, product failure rates, material usage, and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty reserves at December 31, 2003 and 2004 amounted to $81,000, and $162,000, respectively.

•       Stock-based Compensation. We account for employee stock option and purchase plans in accordance with the provisions of Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of the Financial Accounting Standards Board, or FASB, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price. Upon adoption of SFAS 123R in the third quarter of 2005, mentioned in Recently Issued Accounting Standards included elsewhere in this document, we expect to incur significant charges to the statement of operations.

•       Taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2004, we believe that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

In March 2005, in connection with the U.S. Internal Revenue Service’s, or IRS, regular examination of our tax return for the year ended December 31, 2002, the IRS proposed adjustments related to certain items included in our return. We do not agree with the proposed adjustments and intend to appeal these adjustments. If the IRS prevails in its position, our federal income tax due for 2002 would increase by approximately $1.9 million, plus interest. The IRS could make similar claims for years subsequent to 2002 in future audits.

Although the final resolution of the adjustments is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or overall trends in the results of operations. There is the possibility of a material adverse impact on the results of operations in the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

•       Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies,” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Segment and Geographic Information

Our reportable segment and geographic information is as follows (in thousands):

	Revenues by Segment
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$15,399	$16,328	$19,545
Consumer business	25,657	35,374	41,886
Total revenues	$41,056	$51,702	$61,431

	Gross Profit by Segment
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$6,517	$7,190	$5,448
Consumer business	23,903	33,480	39,821
Total gross profit	$30,420	$40,670	$45,269

	Income (Loss) From Operations by Segment
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$(2,425)	$(3,504)	$(8,475)
Consumer business	12,712	18,714	19,969
Total income from operations	$10,287	$15,210	$11,494

	Revenues by Geographic Region
	For the Years Ended December 31,
	2002	2003	2004
United States	$10,224	$15,837	$17,830
International	30,832	35,865	43,601
Total revenues	$41,056	$51,702	$61,431

The following table sets forth, for the periods indicated, long-lived assets by geographic region in which we hold assets (in thousands):

	Long-Lived Assets
	As of December 31,
	2002	2003	2004
United States	$3,244	$3,150	$3,099
International	297	366	2,219
Total long-lived assets	$3,541	$3,516	$5,318

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	For the Years Ended December 31,
	2002	2003	2004
Revenues:
Technology and film licensing	77.7%	81.7%	81.3%
Product sales and other revenues	22.3	18.3	18.7
Total revenues	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	9.0	8.3	7.2
Product sales and other revenues	16.9	13.0	19.1
Total cost of goods sold	25.9	21.3	26.3
Gross profit	74.1	78.7	73.7
Operating expenses:
Selling, general and administrative	39.9	39.7	45.0
Research and development	9.1	9.6	10.0
Total operating expenses	49.0	49.3	55.0
Income from operations	25.1	29.4	18.7
Interest income, net	(0.2)	0.5	2.4
Other expense, net	(0.7)	(0.4)	(0.1)
Income from legal settlement	—	—	4.2
Income before provision for income taxes	24.2	29.5	25.2
Provision for income taxes	9.0	10.4	9.0
Net income	15.2%	19.1%	16.2%

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Technology and Film Licensing. Technology and film licensing revenues for the year ended December 31, 2004 increased 18% to $49.9 million from $42.2 million for the year ended December 31, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems. The increase also related to revenues recognized as a result of intellectual property compliance and enforcement activities. These activities, which included audits of shipments by certain of our licensees of products containing our technology, trademarks and/or know-how and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods. We expect such royalty recoveries to continue and that this activity will continue to improve revenue realization in our licensing business going forward. Overall, we expect technology licensing revenues to continue to grow in 2005, based primarily on the expected continuation of growth in the home theater and DVD player markets. In addition, our film licensing revenues increased moderately due to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major films, and foreign original-version films released with a DTS soundtrack. Film licensing is expected to grow modestly again in 2005.

Product Sales and Other. Product sales and other revenues increased 22% to $11.5 million for the year ended December 31, 2004 from $9.5 million for the year ended December 31, 2003. This increase was primarily attributable to increased purchases by theater operators of our cinema processors and playback equipment by theater operators as a result of the film exhibition industry’s return to growth as well as solid interest in our XD10 Cinema Media Player. The adoption of our newer technologies for pre-show, subtitling and multi-channel music continues to be slower than expected. Product sales and other revenue is expected to grow at a modest rate, as we expect the market for pre-show entertainment to develop at a measured pace in 2005.

Segment Sales. Revenues from our consumer business totaled $41.9 million for the year ended December 31, 2004, an increase of 18% from $35.4 million for the year ended December 31, 2003. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Cinema revenues were $19.5 million for the year ended December 31, 2004, up 20% from the same period last year due primarily to growth in the sales of our cinema audio products, driven by the film exhibition industry return to growth, as mentioned above.

Gross Profit

Consolidated gross profit decreased to 74% of revenues for the year ended December 31, 2004, from 79% for the year ended December 31, 2003. The decrease is primarily due to the write-down of our monochrome projector inventory of approximately $3.9 million that was a result of our revised outlook based on declines in future demand and technological obsolescence. We expect consolidated gross margins in the 70% to 75% range in 2005, as we incorporate the activities of LDI into our consolidated results.

Technology and Film Licensing. Gross profit associated with technology and film licensing revenues increased slightly to 91% from 90% of related revenues for the year ended December 31, 2004 and 2003, respectively and we expect this rate to increase slightly during 2005 due to a higher mix of technology licensing relative to film licensing.

Product Sales and Other. Gross profit associated with product sales and other revenues decreased to (2)% of related revenues for the year ended December 31, 2004 from 29% in the prior year period due to the write-down discussed above and we expect this rate to recover to its historical levels and range from the low to mid thirties in 2005.

Segment Gross Profit. Gross profit for our consumer business remained consistent between years at 95% and we expect this trend to continue into 2005. Our cinema business gross profit decreased to 28% of related revenues for the quarter ended December 31, 2004 from 44% in the prior year period primarily due to the write-down of the monochrome projector inventory discussed above. The impact of this write-down on gross profit was partially offset by the increase in revenue for our cinema business year-over-year relative to fixed costs. We expect the gross profit from the cinema business to recover to its historical levels

Selling, General and Administrative

Selling, general and administrative expenses increased 35% to $27.7 million for the year ended December 31, 2004, compared to $20.5 million in the prior year period. The increase is primarily due to increases in professional services of $2.5 million, which includes costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other costs associated with operating as a public company. Also contributing to the increase is an increase of $2.2 million in salaries and related costs as we increased headcount to support our growth. The increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. Salaries and related costs include stock-based compensation, which decreased to $273,000 for the year ended December 31, 2004 from $497,000 in the prior year period. Stock-based compensation for the prior period primarily consists of a charge related to the issuance of a warrant. Included in professional services for the year ended December 31, 2004 is approximately $300,000 in legal costs related to our settlement with Mintek that was reached in May 2004.

Costs of compliance with the Sarbanes-Oxley Act were approximately $899,000 for the year ended December 31, 2004. We expect Sarbanes-Oxley Act costs to decrease in 2005 to approximately $500,000.

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and enforcement activities.

Research and Development

For the year ended December 31, 2004, research and development expenses were $6.1 million, compared to $5.0 million for the year ended December 31, 2003. The increase is primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications and development of tools associated with next generation optical disc standards.

We expect to continue to increase our investment in applications engineering and research and development activities overall and will accelerate those initiatives in future quarters to support the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

Interest (Income) Expense, Net

Interest income, net, for the year ended December 31, 2004 increased significantly over the previous year due to increased investment income relating to proceeds from our initial and follow-on public offerings in July and November of 2003.

Income From Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the year ended December 31, 2004, we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income. Selling, general and administrative expenses for the year ended December 31, 2004 included approximately $300,000 in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200,000 for 2003.

Income Taxes

For the year ended December 31, 2004, we recorded an income tax provision of $5.5 million on pre-tax income of $15.6 million. This resulted in an annualized effective tax rate of 36%. For the year ended December 31, 2003, we recorded an income tax provision of $5.4 million on pre-tax income of $15.3 million. This resulted in an annualized effective tax rate of 35%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits. We expect the effective tax rate for 2005 will be approximately 36%.

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

In the consumer business, revenues for the year ended December 31, 2003 were $35.4 million, a 38% increase over the $25.7 million recorded in the year ended December 31, 2002, due to the strength of the consumer electronics licensing activities discussed above. Cinema revenues were $16.3 million for the year ended December 31, 2003, a 6% increase over 2002, as growth in film licensing revenues more than offset a decline in product-related revenues.

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

Gross profit for our consumer business improved to 95% of related revenues for the year ended December 31, 2003, from 93% in the prior year. The increase is due to the rapid growth of higher margin technology licensing revenues. Cinema business gross profit increased slightly to 44% of related revenues for the year ended December 31, 2003 from 42% in the prior year due to the higher revenues achieved in 2003, which allowed certain fixed overhead costs to be spread over a larger revenue base.

Selling, General, and Administrative

Selling, general, and administrative expenses increased 25% to $20.5 million for the year ended December 31, 2003, from $16.4 million for the prior year. The increase is primarily due to increases in salaries and related costs of $1.8 million as we increased headcount to support our growth and professional services of $1.3 million, which includes costs associated with our increased intellectual property compliance and enforcement activities and additional costs associated with operating as a public company. The year-to-year increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. In addition to these growth factors, the 2003 amount includes $497,000 in expenses related to stock-based compensation for options and warrants to purchase common stock.

Research and Development

Research and development expenses for the year ended December 31, 2003 increased to $5.0 million compared to $3.8 million for the same period in the prior year. The increase is primarily due to increased labor costs caused by increased headcount associated with new product initiatives and expenses associated with the optimization of our Coherent Acoustics technology for new consumer electronics applications. Research and development headcount increased from 32 at December 31, 2002 to 41 at December 31, 2003.

Interest (Income) Expense, Net

Interest (income) expense, net, for the year ended December 31, 2003 was $(271,000) compared to $94,000 for the same period in the prior year. The increase was primarily due to increased investment income on higher average cash and investment balances arising from our initial public offering in July 2003 and our follow-on public offering in November 2003.

Other Expense, Net

Other expense, net, decreased slightly for the year ended December 31, 2003 to $214,000 from $255,000 in the prior year. Other expense, net, for 2002 primarily consisted of financing commitment fees. Other expense, net, for 2003 primarily consisted of translation losses related to foreign currency fluctuations when consolidating our foreign subsidiaries.

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

Liquidity and Capital Resources

At December 31, 2004, we had cash, cash equivalents, and short-term investments of $114.3 million, compared to $99.4 million at December 31, 2003. In addition, we had long-term investments of $3.0 and $2.7 at December 31, 2003 and 2004, respectively, and we view these long-term investments as part of our overall cash and liquidity management.

Since our inception, we have financed our operations through sales of redeemable preferred stock, borrowings under bank line of credit arrangements, internally generated cash flows and proceeds from our initial and follow-on public offerings. At December 31, 2004, we had no outstanding borrowings under our bank facility, which expires on June 30, 2005 and automatically renews for one year. The bank facility provides for working capital financing and is unsecured. The bank agreement requires us to comply with certain covenants including a tangible effective net worth of $60.0 million increasing by 50% of net income on an annual basis. The covenants also require us to keep $2.0 million in cash or securities at the bank. Availability under this facility was $10.0 million at December 31, 2004. Future borrowings will bear interest based on either of the two options selected at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent.

Through December 31, 2004, we have raised $14.7 million in cash through the sale of mandatorily redeemable preferred stock, net proceeds of $63.0 million from our initial public offering and net proceeds of $48.9 million from our follow-on public offering. The preferred stock was redeemable at the original issuance price of $2.019 per share plus dividends accumulating at 8% per annum through October 24, 2002 and 10% per annum from October 25, 2002 through the date of redemption. We used approximately $22.5 million from the proceeds of our initial public offering to redeem all shares of the preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption.

Net cash provided by operating activities was $4.6 million, $9.2 million and $17.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. For the year ended December 31, 2004, increased net income, adjusted for the $4.0 million tax benefit related to employee stock plans and the $3.9 million write-down of inventory, was the primary reason for the increase in cash provided from operating activities over the prior years. Accounts receivable increased $748,000 for the year ended December 31, 2004 due to increases in receivables related to consumer license fees, offset by improved collections. Prepaid expenses and other assets increased $1.3 million for the year ended December 31, 2004 primarily as result of acquisition related items, including restricted cash in connection with the QDesign Corporation, or QDesign, acquisition and direct costs associated with the LDI acquisition. Also contributing to the increase in prepaid expenses and other assets was an increase in deferred costs associated with deferred revenues. Upon the adoption of SFAS 123R, the tax benefits for employee benefit plans will be included as a financing activity.

We use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit, municipal bonds and auction rate securities. Cash used in investing activities totaled $3.2 million, $62.0 million, and $36.8 million, respectively, in the years ended December 31, 2002, 2003, and 2004. In 2002, 2003 and 2004, $2.1 million, $61.0 and $32.6 million, respectively, was used for the purchase of short- and long-term investments. In December 2004, in advance of our acquisition of LDI in January 2005, we provided bridge financing of approximately $1.3 million to LDI and acquired QDesign for net cash of $1.4 million. The principal and interest outstanding under the bridge loan reduced the price we paid to acquire LDI by the aggregate amount due. We continue to invest in property and equipment, including office equipment and fixtures, engineering and manufacturing test equipment, and computer hardware and software.

Net cash flows used in financing activities totaled $6.3 million for the year ended December 31, 2002. For the years ended December 31, 2003 and 2004, cash provided by financing activities were $90.1 million and $1.3 million, respectively. For the year ended December 31, 2002, cash used by financing activities consisted of the repayments under the bank line of credit. For the year ended December 31, 2003, cash provided by financing activities was $90.1 million representing net proceeds of $63.0 million from our initial public offering and proceeds of $48.9 million from our follow-on public offering. These cash inflows were partially offset by cash dividends paid to our preferred stockholders totaling $6.8 million as well as payments of $15.8 million to redeem the principal value of our mandatorily redeemable preferred stock. For the year ended December 31, 2004, cash provided by financing activities primarily consisted of proceeds from the issuance of common stock under our option and employee stock purchase plans.

Contractual Obligations and Commitments

Future payments due under non-cancelable lease obligations and commitments at of December 31, 2004 are described below (in thousands):

	2005	2006	2007	2008	2009	2010 and thereafter	Total
Operating leases	$903	$750	$559	$333	$292	$870	$3,707
Acquisition consideration	150	150	150	—	—	—	450
Total	$1,053	$900	$709	$333	$292	$870	$4,157

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are typically based on our current needs and are typically fulfilled by our vendors within short time horizons.

We also enter into contracts with manufacturers to provide certain manufacturing services. If we were to have terminated these contracts at December 31, 2004, we would have to make payments of approximately $1.6 million.

As part of the acquisition of LDI, in January 2005, we agreed to invest $3.5 million in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1.5 million through the end of 2006.

We believe that our cash and cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We used a portion of the proceeds from our initial public offering to redeem all outstanding shares of our redeemable preferred stock. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisitions of companies, products or technologies or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Quarterly Results of Operations

The following table sets forth the unaudited quarterly results of operations for each of the eight quarters ended December 31, 2004, as well as the same data expressed as a percentage of our total revenues for the periods indicated. This information includes all adjustments management considers necessary for the fair presentation of such data. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. The results of historical periods are not necessarily indicative of results for any future period.

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

	For the Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(Unaudited, in thousands)
Revenues:
Technology and film licensing	$10,124	$9,554	$10,632	$11,919	$12,497	$10,720	$13,058	$13,645
Product sales and other revenues	1,632	2,147	2,702	2,992	3,100	2,532	2,894	2,985
Total revenues	11,756	11,701	13,334	14,911	15,597	13,252	15,952	16,630
Cost of goods sold:
Technology and film licensing	840	1,045	1,294	1,102	980	1,166	1,199	1,106
Product sales and other revenues	1,573	1,744	1,596	1,838	1,912	1,755	1,911	6,133
Total cost of goods sold	2,413	2,789	2,890	2,940	2,892	2,921	3,110	7,239
Gross profit	9,343	8,912	10,444	11,971	12,705	10,331	12,842	9,391
Operating expenses:
Selling, general and administrative	4,991	4,865	5,092	5,525	6,440	6,798	6,746	7,660
Research and development	1,170	1,174	1,304	1,339	1,332	1,568	1,501	1,730
Total operating expenses	6,161	6,039	6,396	6,864	7,772	8,366	8,247	9,390
Income from operations	3,182	2,873	4,048	5,107	4,933	1,965	4,595	1
Interest income, net	13	10	116	132	439	310	373	325
Other income (expense), net	(80)	3	(65)	(72)	(14)	(17)	31	(31)
Income from legal settlement	—	—	—	—	—	2,601	—	—
Income before provision for income taxes	3,115	2,886	4,099	5,167	5,358	4,859	4,999	295
Provision for income taxes	1,086	1,041	1,407	1,834	1,918	1,740	1,774	103
Net income	$2,029	$1,845	$2,692	$3,333	$3,440	$3,119	$3,225	$192

	For the Three Months Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues:
Technology and film licensing	86.1%	81.7%	79.7%	79.9%	80.1%	80.9%	81.9%	82.1%
Product sales and other revenues	13.9	18.3	20.3	20.1	19.9	19.1	18.1	17.9
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	7.1	8.9	9.7	7.4	6.3	8.8	7.5	6.7
Product sales and other revenues	13.4	14.9	12.0	12.3	12.3	13.2	12.0	36.9
Total cost of goods sold	20.5	23.8	21.7	19.7	18.6	22.0	19.5	43.6
Gross profit	79.5	76.2	78.3	80.3	81.4	78.0	80.5	56.4
Operating expenses:
Selling, general and administrative	42.4	41.6	38.2	37.1	41.3	51.3	42.3	46.1
Research and development	10.0	10.0	9.7	9.0	8.5	11.8	9.4	10.4
Total operating expenses	52.4	51.6	47.9	46.1	49.8	63.1	51.7	56.5
Income from operations	27.1	24.6	30.4	34.2	31.6	14.9	28.8	(0.1)
Interest income, net	0.1	0.1	0.9	0.9	2.8	2.3	2.3	2.0
Other income (expense), net	(0.7)	0.0	(0.5)	(0.4)	(0.1)	(0.1)	0.2	(0.2)
Income from legal settlement	—	—	—	—	—	19.6	—	—
Income before provision for income taxes	26.5	24.7	30.8	34.7	34.3	36.7	31.3	1.7
Provision for income taxes	9.2	8.9	10.6	12.3	12.3	13.1	11.1	.6
Net income	17.3%	15.8%	20.2%	22.4%	22.0%	23.6%	20.2%	1.1%

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

Gross profit for the quarter ended December 31, 2004 was impacted by the write-down of approximately $3.9 million of our monochrome projector inventory.

Interest and other (income) expense, net, increased in the quarter ended December 31, 2002 as a result of increased financing commitment fees expensed in the fourth quarter.

Interest and other (income) expense, net, for the quarters ended September 30 and December 31, 2003 and for the quarterly periods in 2004 were favorably impacted by increased interest income earned as a result of increased cash, cash equivalent, and short-term investment balances during these periods.

Income from legal settlement for the quarter ended June 30, 2004, consists of a settlement with Mintek.

Fluctuations in the provision for income taxes between the quarters are a result of changes in our income before income taxes for the corresponding quarter.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. This statement is effective for fiscal years beginning after June 15, 2005. We plan to adopt SFAS 151 in the first quarter of fiscal 2005.

We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt SFAS 123R beginning in the third quarter of fiscal 2005. The expected effects of the adoption of SFAS 123R on our financial results for the next five years, based on stock-based awards granted as of December 31, 2004, is as follows:

	Expenses by Fiscal Year
	2005	2006	2007	2008	2009
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$933	$1,161	$503	$88	$—

This statement also affects the presentation of tax benefits for option exercises in the statement of cash flows. Prior to adoption SFAS 123R, the benefit is classified in cash provided by operating activities. Upon adoption, the tax benefit will be classified in cash provided by financing activities. We are in the process of determining the impact the adoption will have on our consolidated statement of cash flows.

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The digital audio, consumer electronics, and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering:

•       digital audio technology incorporated into consumer electronics products and entertainment mediums, including Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Meridian Audio Limited, Microsoft Corporation, Sony Corporation, and Thomson; and

•       products for cinema markets, such as Smart Devices, Inc., Sony Corporation, and Ultra Stereo Labs, Inc.

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

Technology standards are important in the audio industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular audio technology to be available in a particular product or medium, or an optional basis, meaning that a particular audio technology may be, but is not required to be, utilized. For example, our technology for stereo playback has been selected as a mandatory standard for HD-DVD. Both our digital multi-channel technology and Dolby’s have optional status in the HD-DVD standard. In the standard for HD-DVD, both DTS and Dolby technologies have been selected as mandatory standards.

Various national governments have adopted or are in the process of adopting standards for all digital television broadcasts, including cable, satellite, and terrestrial. In the United States, Dolby’s technology has been selected as the sole, mandatory standard for terrestrial digital television broadcasts. As a result, all digital terrestrial television broadcasts in the United States must include Dolby’s technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our technology may never be included in that standard. Certain large and developing markets, such as China, have not fully developed their digital television standards. Our technology may or may not ultimately be included in these standards.

As new technologies and entertainment mediums emerge, new standards relating to these technologies or mediums may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for personal computers. We may not be successful in our efforts to include our technology in any such standards.

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

If our independent auditors are unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal controls over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal controls over financial reporting. This requirement applies to our annual report on Form 10-K. While we conduct rigorous reviews of our internal controls over financial reporting in order to comply with the Section 404 requirements, our independent auditors may interpret the Section 404 requirements and the related rules and regulations differently from us, or our independent auditors or management may not be satisfied with our internal controls over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of insignificant acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent auditors may decline or be unable to attest to management’s assessment or may issue a qualified report or management may identify material weaknesses. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

If we are unsuccessful in appealing the Internal Revenue Service’s proposed adjustments, there exists the possibility of a material adverse impact on the future results of operations.

In March 2005, in connection with the U.S. Internal Revenue Service’s, or IRS, regular examination of our tax return for the year ended December 31, 2002, the IRS proposed adjustments related to certain items included in our return. We do not agree with the proposed adjustments and intend to appeal these adjustments. If the IRS prevails in its position, our federal income tax due for 2002 would increase by approximately $1.9 million, plus interest. The IRS could make similar claims for years subsequent to 2002 in future audits.

Although the final resolution of the adjustments is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or overall trends in the results of operations. There is the possibility of a material adverse impact on the results of operations in the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

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

Although all nine major film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology. Our cinema business depends on our having good relations with these film studios. A deterioration in our relationship with any of these film studios could cause these customers to stop using our DTS audio technology. Any significant decline in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other film studios throughout the world generally adopt the technologies used by the major U.S. film studios. Therefore, if the major U.S. film studios stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world.

If the movie industry adopts new digital cinema technology in place of current film technology, demand for our cinema products and services could decline.

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

Our cinema business depends in part on the construction of new screens and the renovation of existing theaters that install our DTS playback systems and cinema processors. In recent years, aggressive building of megaplexes by companies that operate movie theaters has generated significant competition and resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen and, eventually, to an inability by many major film exhibitors to satisfy their financial obligations. Several major movie theater operators have reorganized through bankruptcy proceedings, and many movie theaters have closed. As a result, our playback systems and cinema processors that we previously sold to movie theaters that have reorganized and closed have been relocated to other theaters or have been available for resale in the secondary market to movie theaters that might otherwise have purchased these products directly from us. If movie theater operators decide to close a significant number of screens in the future or cut their capital spending, demand for our playback systems and cinema processors will decline.

We are dependent on our management team and key technical employees, and the loss of any of them could harm our business.

Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our President and Chief Executive Officer, W. Paul Smith, our Senior Vice President, Research and Development and John Lowry, our Chief Technologist of DTS Digital Images who became an employee upon the acquisition of LDI. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last fourteen fiscal quarters. We expect our operating expenses to increase as we, among other things:

•       expand our domestic and international sales and marketing activities;

•       acquire businesses or technologies;

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

We market and sell our products and services outside the United States, and currently have employees located in Canada, China, England, Japan, Mexico, Northern Ireland, and Spain. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. We face numerous risks in doing business outside the United States, including:

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

We depend on several suppliers, manufacturers, and distributors for some of our products, and the loss of any of these suppliers, manufacturers, or distributors could harm our business.

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

In addition, we have entered into agreements with three companies to serve as our sole distributors for our DTS Entertainment products in the United States and Canada, Europe and Japan. We have no direct control over these distributors and any problems with their performance may take time to identify and/or remedy, and any remedial measures that we take may be unsuccessful. In addition, if any of these distributors were to go out of business, as one of our previous distributors did, or otherwise becomes incapable of continuing as our distributor, we could experience delays in distributing our DTS Entertainment products to the retail market, loss of inventory, and loss of revenue.

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

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in consumer spending on entertainment in general. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology, audio DVDs that we produce and distribute through our DTS Entertainment label, and demand by film studios and movie theaters for our cinema products and services.

We may not successfully address problems encountered in connection with any future acquisitions.

We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments involve numerous risks, including:

•       problems assimilating the purchased technologies, products, or business operations;

•       significant future charges relating to in-process research and development and the amortization of intangible assets;

•       significant amount of goodwill that is not amortizable and is subject to annual impairment review;

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

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan. For instance, the LDI acquisition in 2005 has required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

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

Accounting for employee stock options using the fair value method will reduce our net income.

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. Currently, we account for options using the intrinsic value method, which results in no compensation expense, since we granted employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant. If, however, we had used the fair value method of accounting for stock options granted to employees using a Black-Scholes option valuation formula, our net income for the year ended December 31, 2004, would have been reduced by $1.5 million, from $10.0 million to $8.5 million for the year ended December 31, 2004. When we adopt FAS 123R in the third quarter of 2005, we will have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options, which could have a material adverse affect on our operating results.

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

As of December 31, 2004, we have 17,067,573 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2004, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of December 31, 2004, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.2 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 13% of total revenues during 2004. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $5.7 million in 2004. Based upon the expenses for 2004, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $57,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During 2004, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements were $119,000.

Item 8. Financial Statements and Supplementary Data

DIGITAL THEATER SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Digital Theater Systems, Inc.:

We have completed an integrated audit of Digital Theater Systems, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Theater Systems, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Company’s Form 10-K appearing in Item 9A. Controls and Procedures entitled “Managements Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, CA
March 15, 2005

DIGITAL THEATER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2004
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,243	$21,271
Short-term investments	60,146	93,040
Accounts receivable, net of allowance for doubtful accounts of $429 and $402 at December 31, 2003 and 2004, respectively	3,962	4,649
Inventories	7,552	3,669
Deferred tax assets, net	6,025	9,144
Prepaid expenses and other	1,846	3,651
Income tax receivable	660	72
Total current assets	119,434	135,496
Long-term investments	2,998	2,657
Property and equipment, net	3,092	3,539
Intangible assets, net	424	1,779
Deferred tax assets	1,527	500
Other assets	20	718
Total assets	$127,495	$144,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,829	$3,716
Accrued expenses	5,795	5,688
Deferred revenue	—	519
Total current liabilities	8,624	9,923
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2004; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2003 and 2004; 16,512,885 and 17,067,573 shares issued and outstanding at December 31, 2003 and 2004, respectively	2	2
Additional paid-in capital	115,512	121,431
Retained earnings	3,357	13,333
Total stockholders’ equity	118,871	134,766
Total liabilities and stockholders’ equity	$127,495	$144,689

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2003	2004
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$31,906	$42,229	$49,920
Product sales and other revenues	9,150	9,473	11,511
Total revenues	41,056	51,702	61,431
Cost of goods sold:
Technology and film licensing	3,687	4,281	4,451
Product sales and other revenues	6,949	6,751	11,711
Total cost of goods sold	10,636	11,032	16,162
Gross profit	30,420	40,670	45,269
Operating expenses:
Selling, general and administrative	16,379	20,473	27,644
Research and development	3,754	4,987	6,131
Total operating expenses	20,133	25,460	33,775
Income from operations	10,287	15,210	11,494
Interest income (expense), net	(94)	271	1,447
Other expense, net	(255)	(214)	(31)
Income from legal settlement (Note 20)	—	—	2,601
Income before provision for income taxes	9,938	15,267	15,511
Provision for income taxes	3,688	5,368	5,535
Net income	6,250	9,899	9,976
Accretion and accrued dividends on preferred stock	(1,848)	(1,234)	—
Net income attributable to common stockholders	$4,402	$8,665	$9,976
Net income attributable to common stockholders per common share:
Basic	$0.99	$0.95	$0.59
Diluted	$0.47	$0.80	$0.55
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,432,408	9,166,389	16,865,805
Diluted	9,329,278	10,764,867	18,143,114

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
	(Amounts in thousands, except share amounts)
Balance at December 31, 2001	—	—	4,413,035	$1	$(1,146)	$(9,710)	$(10,855)
Exercise of warrants	—	—	116,697	—	—	—	—
Stock-based compensation charge for options issued to non-employees	—	—	—	—	138	—	138
Shares cancelled on expiration of escrow agreement	—	—	(117,616)	—	—	—	—
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	—	—	(512)	(512)
Cumulative preferred stock dividends accrued	—	—	—	—	—	(1,336)	(1,336)
Net income	—	—	—	—	—	6,250	6,250
Balance at December 31, 2002	—	—	4,412,116	1	(1,008)	(5,308)	(6,315)
Exercise of warrants	—	—	5,606,954	—	4	—	4
Exercise of options and related tax benefit of $3,384	—	—	369,378	—	3,875	—	3,875
Issuance of common stock under employee stock purchase plan			18,327	—	253	—	253
Issuance of warrants to purchase common stock	—	—	—	—	345	—	345
Issuance of common stock in initial public offering, net of issuance costs	—	—	4,091,410	1	63,028	—	63,029
Issuance of common stock in follow-on public offering, net of issuance costs			2,014,700	—	48,863		48,863
Stock-based compensation charge for options issued to non-employees	—	—	—	—	152	—	152
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	—	—	(390)	(390)
Cumulative preferred stock dividends accrued	—	—	—	—	—	(844)	(844)
Net income	—	—	—	—	—	9,899	9,899
Balance at December 31, 2003	—	—	16,512,885	2	115,512	3,357	118,871
Exercise of warrants	—	—	48,802	—	—	—	—
Exercise of options and related tax benefit of $4,348	—	—	449,085	—	4,855	—	4,855
Issuance of common stock under employee stock purchase plan	—	—	56,801	—	821	—	821
Issuance costs for follow-on public offering	—	—	—	—	(30)	—	(30)
Stock-based compensation charge for options issued to non-employees	—	—	—	—	273	—	273
Net income	—	—	—	—	—	9,976	9,976
Balance at December 31, 2004	—	—	17,067,573	$2	$121,431	$13,333	$134,766

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2003	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,250	$9,899	$9,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	902	910	1,298
Stock-based compensation charges	138	497	273
Allowance for doubtful accounts	10	114	61
Loss on disposal of property and equipment	—	93	—
Deferred income taxes	(3,141)	(374)	(2,092)
Tax benefit from employee stock plans	—	3,384	4,348
Write-down of projector inventory	—	—	3,871
Changes in operating assets and liabilities:
Accounts receivable	(1,855)	1,542	(748)
Inventories	(1,736)	(2,906)	12
Prepaid expenses and other assets	3	(1,121)	(1,245)
Accounts payable and accrued expenses	1,460	359	713
Deferred revenue	—	—	519
Income taxes	2,527	(3,187)	588
Net cash provided by operating activities	4,558	9,210	17,574
Cash flows from investing activities:
Purchase of investments	(2,144)	(61,000)	(32,554)
Purchase of property and equipment	(977)	(892)	(1,567)
Bridge loan for acquisition	—	—	(1,250)
Cash paid for acquistions, net of cash acquired	—	—	(1,383)
Payment for patents and trademarks in process	(85)	(86)	(90)
Net cash used in investing activities	(3,206)	(61,978)	(36,844)
Cash flows from financing activities:
Preferred stock dividend payments	—	(6,758)	—
Redemption of preferred stock	—	(15,778)	—
Proceeds from the sale of common stock in connection with the initial and follow-on public offerings, net of issuance costs	—	111,892	(30)
Proceeds from the issuance of common stock upon exercise of employee stock options	—	491	507
Proceeds from the issuance of common stock upon exercise of warrants	—	4	—
Proceeds from the issuance of common stock under employee stock purchase plan	—	253	821
Net repayments under bank line of credit	(6,303)	—	—
Net cash provided by (used in) financing activities	(6,303)	90,104	1,298
Net increase (decrease) in cash and cash equivalents	(4,951)	37,336	(17,972)
Cash and cash equivalents, beginning of period	6,858	1,907	39,243
Cash and cash equivalents, end of period	$1,907	$39,243	$21,271
Supplemental disclosure of cash flow information:
Cash paid for interest	$181	$2	$—
Cash paid for income taxes	$2,269	$2,774	$482
Non-cash investing and financing activities:
Non-cash cumulative preferred dividends accrued and accretion of preferred stock redemption value	$1,848	$1,234	$—

See accompanying notes to consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—The Company

Digital Theater Systems, Inc. (the “Company”) provides digital entertainment technologies, products and services to the motion picture, consumer electronics, professional audio and related industries. The Company’s Cinema business, which was previously described as the Theatrical business, provides digital playback systems and cinema processor equipment to movie theaters, and licenses and provides services to film producers and distributors. The Company’s Consumer business licenses audio technology to consumer electronics, personal computer, broadcast and professional audio companies, and sells DVD-based entertainment content.

The Company commenced operations in 1990 as Digital Theater Systems Corporation (“DTS Corp”). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership (“the Partnership”). In 1994, the Partnership formed DTS Technology, LLC (“DTS Technology”) to develop audio technologies for the consumer electronics and other markets. On October 24, 1997 the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. Of such shares, a total of 117,616 were held in escrow pursuant to an escrow agreement which called for the shares to be held in escrow until the earlier of the consummation of an Initial Public Offering or a Qualified Sale Transaction, as defined, or December 1, 2002. As none of these events occurred by December 1, 2002, under the terms of the escrow, these shares were returned to the Company for cancellation in December 2002.

Note 2—Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassification

The Company has reclassified certain auction rate securities and variable rate demand obligations from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Variable rate demand obligations generally provide an option to tender securities at par on seven days’ notice. The interest rate resets daily, weekly or depending on the mode of the security.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $50,098 on the December 31, 2003 balance sheet. As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the year ended December 31, 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations. As of December 31, 2003, before these revisions in classification, $50,098 of these current investments were classified as cash and cash equivalents on the consolidated balance sheet. For the year ended December 31, 2003, before these revisions in classification, net cash used in investing activities related to these current investments of $50,098 were included in cash and cash equivalents in the consolidated statement of cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, and bank certificates of deposit. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash restricted as to use is classified in other current and non-current assets, as appropriate.

Short-Term Investments

Short-term investments consist of bank certificates of deposit and certain marketable debt securities, which consist primarily of auction rate and variable rate obligation securities of short-to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. Short-term investments are classified as available for sale and are carried at fair value which approximates amortized cost.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

Long-Term Investments

Long-term investments consist of United States government and agency securities as well as municipal securities that the Company has classified as long-term investments based on the intention to hold these investments for at least the next twelve months. These investments are classified as available for sale and are carried at fair value, which approximates amortized cost.

Concentration of Business and Credit Risk

The Company markets its products and services to major motion picture producers and distributors, movie theaters, and consumer electronics product manufacturers in the United States and internationally. Domestic customers accounted for $10,244, $15,837, and $17,830 of revenues for the years ended December 31, 2002, 2003 and 2004, respectively. International customers accounted for $30,832, $35,865 and $43,601 of revenues for the years ended December 31, 2002, 2003 and 2004, respectively. Although the Company is generally subject to the financial well being of the motion picture industry and the consumer electronics business, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management’s expectations.

No customers accounted for more than 10% of revenues for the year ended December 31, 2002. One customer accounted for 11% of revenues for the year ended December 31, 2003. There were no customers that accounted for more than 10% of revenues for the year ended December 31, 2004. Another customer accounted for 20% of accounts receivable at December 31, 2003. This receivable was collected subsequent to the end of the year. Another customer accounted for 24% of accounts receivable at December 31, 2004.

The Company purchases its professional audio encoding devices and movie theater playback systems from several third-party manufacturers who manufacture these units according to the Company’s specifications. Although the Company believes it could find alternative suppliers if necessary, a lack of key components could cause significant delays, increased costs, or quality control problems, which could have a material adverse effect on the Company’s business and results of operations.

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

Allowance For Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates. The Company’s allowance for doubtful accounts totaled $429 and $402 at December 31, 2003 and 2004, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. The Company’s evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, the Company assesses the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. The Company recorded an inventory write-down of $3,871 related to its monochrome projector inventory during the year ended December 31, 2004 due to declines in future demand and technological obsolescence.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives, which is generally two to five years for machinery and equipment and three to seven years for office furniture and equipment. Leasehold improvements are amortized over their estimated useful lives, or the lease term, whichever is shorter. Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

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

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, the Company performs an impairment test on recorded goodwill by comparing the estimated fair value of each of the Company’s reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The Company determines fair value of the reporting units principally based upon management’s determination of the value of the Company as a whole. This value is determined by considering a number of factors, including the Company’s historical and projected financial results, valuation analyses, risks facing the Company and the liquidity of its common stock. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed the Company’s estimation of the fair value of the reporting units, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company did not have any goodwill at December 31, 2004. The Company expects to record goodwill in connection with the acquisition of Lowry Digital Images, Inc. (“LDI”) mentioned in Note 22.

The Company accounts for intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value many not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets principally consist of acquired technology and internally developed patents and trademarks, which are being amortized over their respective lives. No intangible or long-lived assets were impaired as of December 31, 2004. The Company expects to record intangible assets in connection with the acquisition of LDI mentioned in Note 22.

Revenue Recognition

The Company recognizes revenue in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. Revenue from the sale of cinema hardware products is recorded upon shipment assuming: title and risk of loss has transferred to the customer; no significant Company obligations remain; prices are fixed or determinable; and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in the audio playback systems manufactured by the Company is undertaken under arrangements with major film producers and distributors. Revenue arising from the licensing and duplication of soundtracks is recognized upon completion assuming: prices are fixed or determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured. Direct costs associated with deferred revenue are deferred and included in other assets. Included in the balance sheet are $519 and $296 of deferred revenue and costs, respectively, at December 31, 2004.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

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

Revenue from the sale of multi-channel audio content is recorded upon shipment to retail accounts or end customers, assuming: title and risk of loss has transferred to the customer; prices are fixed or determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured. The Company’s shipping terms are customarily FOB shipping point with title transfer and risk of loss transferring to the customer upon shipment.

Management provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary.

Shipping and Handling Costs

Costs related to the shipment of products to customers are included in cost of goods sold.

Patents and Trademarks

Costs incurred in securing patents and trademarks protecting the Company’s proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over five years and ten years, respectively. The amortization period commences when the patent or trademark is issued. Amortization of patent and trademark costs amounted to $73, $103 and $74 for the years ended December 31, 2002, 2003 and 2004, respectively. Accumulated amortization at December 31, 2003 and 2004 amounted to $501 and $575, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

In-process Research and Development

Costs to acquire in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

Provision for Warranty Claims

The Company offers a limited warranty for product sales that generally provides customers with one or three year warranty period against defects. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted by management periodically to reflect actual and anticipated experience.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

An analysis of changes in the liability for product warranty claims is as follows:

	For the Years Ended December 31,
	2002	2003	2004
Balance at beginning of period	$36	$52	$81
Current year provision	18	57	135
Expenditures	(2)	(28)	(54)
Balance at end of period	$52	$81	$162

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. Translation losses amounted to $1, $191 and $119 for the years ended December 31, 2002, 2003 and 2004, respectively.

Advertising Expenses

Advertising and promotional costs are expensed as incurred and amounted to $1,771, $2,376 and $2,508 for the years ended December 31, 2002, 2003 and 2004, respectively.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Comprehensive Income”, which established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. To date, comprehensive income does not differ from net income for the periods presented.

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

Stock-Based Compensation

Since 1997, the Company has stock-based employee compensation plans, which are described more fully in Note 13. During 2003, the Company adopted the 2003 Employee Stock Purchase Plan. The Company accounts for its employee stock option and purchase plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of the Financial Accounting Standards Board (“FASB”), “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

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

	For the Years Ended December 31,
	2002	2003	2004
Net income attributable to common stockholders:
As reported	$4,402	$8,665	$9,976
Additional stock-based compensation expense determined under the fair value method, net of tax	(225)	(604)	(1,465)
Pro forma	$4,177	$8,061	$8,511
Net income attributable to common stockholders per common share—basic:
As reported	$0.99	$0.95	$0.59
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.05)	(0.07)	(0.09)
Pro forma	$0.94	$0.88	$0.50
Net income attributable to common stockholders per common share—diluted:
As reported	$0.47	$0.80	$0.55
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.02)	(0.05)	(0.08)
Pro forma	$0.45	$0.75	$0.47

The key assumptions used for the determination of the fair value of stock and employee stock purchase plans are further described in Note 13.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee awards, deferred stock-based compensation is not reflected in stockholders’ equity (deficit) until a commitment date is reached. See Recent Accounting Developments below for further discussion regarding the impact of adopting SFAS 123R in the third quarter of 2005.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

Net Income Attributable to Common Stockholders Per Common Share

Basic net income attributable to common stockholders per common share is calculated by dividing net income attributable to common stockholders for the period by the weighted average common shares outstanding during the period reduced by shares subject to escrow. Diluted net income per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common share equivalents including shares issuable upon the exercise of stock options, and common stock warrants determined using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. As the Company’s mandatorily redeemable preferred stock was not convertible into shares of common stock, the mandatorily redeemable preferred stock was not considered a common share equivalent.

Accretion of Redemption Value of Mandatorily Redeemable Preferred Stock

The Company accreted the redemption value of mandatorily redeemable preferred stock ratably over the minimum period such stock is outstanding. In addition, accrued but unpaid dividends were recorded to increase the carrying value of the mandatorily redeemable preferred stock to the redemption value at maturity.

Segment Information

The Company uses the “management approach” in determining reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. This statement is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS 151 in the first quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on the Company’s consolidated financial position or results of operations.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the third quarter of fiscal 2005. The expected effects of the adoption of SFAS 123R on the Company’s financial results for the next five years, based on stock-based awards granted as of December 31, 2004, is as follows:

	Expenses by Fiscal Year
	2005	2006	2007	2008	2009
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$933	$1,161	$503	$88	$—

This statement also affects the presentation of tax benefits for option exercises in the statement of cash flows. Prior to adoption SFAS 123R, the benefit is classified in cash provided by operating activities. Upon adoption, the tax benefit will be classified in cash provided by financing activities. The Company is in the process of determining the impact the adoption will have on the Company’s consolidated statement of cash flows.

Note 3—Cash, Short-term and Long-term Investments

Cash, short-term and long-term investments consist of the following:

	As of December 31,
	2003	2004
Cash and cash equivalents:
Cash	$12,357	$15,116
United States government and agency securities	17,996	—
Municipal securities	8,890	6,155
Total cash and cash equivalents	$39,243	$21,271
Short-term investments:
Certificates of deposit	$2,192	$11,787
United States government and agency securities	—	12,086
Municipal securities	57,954	69,167
Total short-term investments	$60,146	$93,040
Long-term investments:
United States government and agency securities	$1,997	$—
Municipal securities	1,001	2,657
Total long-term investments	$2,998	$2,657

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Cash, Short-term and Long-term Investments (Continued)

The contractual maturities of short-term investments at December 31, 2004 are as follows:

Due within one year	$51,099
Due after one year through five years	—
Due after five years through ten years	1,003
Due after ten years	40,938
Total short and long-term investments	$93,040

The contractual maturities of long-term investments at December 31, 2004 are as follows:

Due after one year through five years	2,657
Total short and long-term investments	$2,657

Note 4—Inventories

Inventories consist of the following:

	As of December 31,
	2003	2004
Raw materials	$1,370	$1,313
Work in process	8	—
Finished goods	6,174	2,356
Total inventories	$7,552	$3,669

Note 5—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2003	2004
Machinery and equipment	$2,511	$3,036
Office furniture and fixtures	1,963	2,693
Leasehold improvements	2,599	2,926
	7,073	8,655
Less: Accumulated depreciation	(3,981)	(5,116)
Property and equipment, net	$3,092	$3,539

Depreciation expense was $829, $807 and $1,135 for the years ended December 31, 2002, 2003 and 2004, respectively.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 6—Intangibles

Intangibles consist of the following:

	As of December 31, 2003	As of December 31, 2004
Acquired technology	$—	$1,426
Patents and trademarks	925	1,017
	925	2,443
Less:
Accumulated amortization, acquired technology	—	89
Accumulated amortization, patents and trademarks	501	575
Intangibles, net	$424	$1,779

During the third quarter of 2004, the Company completed an acquisition (Note 9) for net cash consideration of approximately $1,400, of which approximately $1,426 was allocated to acquired technology with an estimated useful life of eight years. Aggregate amortization expense for acquired technology totaled $89 for the year ended December 31, 2004.

As of December 31, 2004, expected future amortization of acquired technology is as follows:

Fiscal year:
2005	$178
2006	178
2007	178
2008	178
2009	178
Thereafter	447
$1,337

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2003	2004
Accrued payroll and related benefits	$1,906	$2,409
Production advance	1,446	1,248
Accrued royalties	692	507
Vendor supply agreement	450	—
Other	1,301	1,524
Total accrued expenses	$5,795	$5,688

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 8—Bank Line of Credit

The Company replaced its prior working capital credit facility with a new $10,000 facility that expires on June 30, 2005. This facility automatically renews for a one year term. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank.

At December 31,2004, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. A commitment fee of $10 was paid for this line of credit.

Note 9—Acquisition

In July 2004, the Company completed the acquisition of QDesign Corporation for $1,500 in cash. Under the terms of the acquisition, the Company has also contingently agreed to pay an additional amount up to a maximum of $450 in cash, which is held by the Company in a restricted account. The Company classified the restricted cash in other current and non-current assets. The contingent payment is being accounted for as compensation expense ratably over the three-year period ending July 2007, and will be paid out if certain criteria are met.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

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

Note 10—Commitments and Contingencies

Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2007. Some leases contain renewal options and escalation clauses including increases

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 10—Commitments and Contingencies (Continued)

in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income are as follows:

Years Ending December 31,
2005	$903
2006	750
2007	559
2008	333
2009	292
2010 and thereafter	870
$3,707

Rent expense, net of sublease income amounted to $525, $485 and $883 for the years ended December 31, 2002, 2003 and 2004, respectively.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

In March 2005, in connection with the U.S. Internal Revenue Service’s (“ IRS”) regular examination of the Company’s tax return for the year ended December 31, 2002, the IRS proposed adjustments related to certain items included in its return. The Company does not agree with the proposed adjustments and intends to appeal these adjustments. If the IRS prevails in its position, the Company’s federal income tax due for 2002 would increase by approximately $1.9 million, plus interest. The IRS could make similar claims for years subsequent to 2002 in future audits.

Although the final resolution of the adjustments is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in the results of operations. There is the possibility of a material adverse impact on the results of operations in the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 10—Commitments and Contingencies (Continued)

In connection with the Company’s enforcement activities relating to its intellectual property rights and to stop unauthorized use of its technology and trademarks, the Company terminated its license agreement to Sunplus Technology Co., Ltd. (“Sunplus”). In response, Sunplus filed suit against the Company alleging breach of contract arising from the Company’s termination of their license agreement. The Company has prevailed on several preliminary motions by Sunplus seeking to enjoin the Company from terminating the license agreement. The Company has filed a cross-complaint seeking a judicial declaration that the Company properly terminated the license agreement and to recover damages arising from Sunplus’ breach of the agreement. The Company believes Sunplus’ claim is without merit and intends to vigorously defend the case.

In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, any such legal matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

As stated in Note 22, the Company has agreed to invest $3,500 in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1,500 through the end of 2006.

Note 11—Related Party Transactions

One of the Company’s 5% or greater stockholders is both a customer of and a supplier to the Company. Sales to this stockholder totaled $569, $615 and $648 for the years ended December 31, 2002, 2003 and 2004, respectively. Purchases from the stockholder totaled $0, $0 and $39 for the years ended December 31, 2002, 2003 and 2004, respectively. Accounts receivable at December 31, 2003 and 2004 include $102 and $176, respectively, due from this stockholder.

Sales to another 5% or greater stockholder totaled $369 and $369 for the years ended December 31, 2002 and 2003 respectively. Accounts receivable at December 31, 2003 include $129 due from this stockholder. This entity was not considered a related party in 2004.

The Company had sales of $126, $90 and $219 for the years ended December 31, 2002, 2003 and 2004, respectively, to a customer which is an 18.8% owned affiliate. Accounts receivable at December 31, 2003 and 2004 include $25 and $132, respectively, due from this affiliate.

The Company purchased web hosting and graphic design services from an entity controlled by a person who is the son of one of the Company’s former board members and was then also a stockholder. The Company paid $85 and $12 for such services during the years ended December 31, 2002 and 2003, respectively. This entity was not considered a related party in 2004.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 12—Income Taxes (Continued)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
Current:
Federal	$3,700	$1,462	$5,307
State	965	1,106	1,358
Foreign	2,164	3,174	960
Total current	6,829	5,742	7,625
Deferred:
Federal	(2,821)	(242)	(1,774)
State	(320)	(132)	(316)
Total deferred	(3,141)	(374)	(2,090)
Total provision for income taxes	$3,688	$5,368	$5,535

The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2003	2004
Deferred tax assets:
Accrued revenues	$3,986	$4,650
Inventory	—	1,877
Credit carryforwards	1,421	1,340
Royalty expense	1,115	—
Depreciation and amortization	669	500
Accrued expenses	663	992
Other assets	260	285
Total deferred tax assets	8,114	9,644
Deferred tax liabilities:
Depreciation and amortization	(562)	—
Total deferred tax liabilities	(562)	—
Deferred tax assets, net	7,552	9,644
Current deferred tax assets	6,025	9,144
Non-current deferred tax assets, net	$1,527	$500

There is no valuation allowance for deferred tax assets at December 31, 2004, based on management’s assessment of the Company’s ability to utilize these deferred tax assets. Realization of the net deferred tax assets of $9.6 million is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 12—Income Taxes (Continued)

assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

The income tax provision excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes. The income tax benefit from these deductions resulted in an increase to additional paid-in capital of approximately $3.4 million and $4.3 million, respectively, for the years ended December 31, 2003 and 2004 and a corresponding decrease in the income taxes payable in the accompanying balance sheets.

The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) before provision (benefit) for income taxes as follows:

	Years Ended December 31,
	2002	2003	2004
Statutory federal rate	34.0%	34.0%	35.0%
State income taxes, net	4.3	4.2	4.5
Valuation allowance	(2.2)	—	—
Effect of varying foreign rates	(0.3)	(4.5)	(1.5)
Other	1.3	1.5	(2.3)
Effective tax rate	37.1%	35.2%	35.7%

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2004, since these earnings are intended to be reinvested indefinitely.

As of December 31, 2004, the Company had foreign tax credit carryforwards of approximately $1.3 million, which expire in 2014.

During the years ended December 31, 2002, 2003 and 2004, the Company received a tax holiday from the Chinese taxing authorities. In future periods, the Company expects to be taxed on income in China at 17%.

Note 13—Stock Option Plans

In 1997, the Company adopted a stock option plan (the “1997 Plan”) for eligible employees, directors and consultants. In 2002, the Company adopted a stock option plan (the “2002 Plan”) for management and certain key employees. Options granted under the plans may be incentive stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or non-qualified options. Options generally become exercisable over a four-year period and expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071,051. Options granted prior to 2002 were granted at exercise prices equal to the preferred stock financing prices, which were in excess of the estimated fair value of the underlying common stock.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Stock Option Plans (Continued)

In March 2002, the Company offered a stock option replacement program for employees, directors and non-employee consultants participating in the existing Plan. Under the stock option replacement program, participants were able to elect to cancel their current options and have those options replaced after six months and one day with options that will have an exercise price equal to the stock’s then-current fair value. Options to purchase a total of 930,250 shares were cancelled under the stock option replacement program. On September 30, 2002, six months and 15 days after the cancellation of options exchanged under the option replacement program, the Company granted options to purchase a total of 929,250 shares of common stock as replacement awards at an exercise price of $1.02, which represented the fair value of the Company’s common stock on that date.

In April 2003, the Company’s Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”) under which an additional 928,949 shares were authorized for future issuances of common stock options. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: 1) four percent of the number of shares issued and outstanding on the immediately preceding December 31, 2) 1,500,000 shares, or 3) a number of shares set by the Board of Directors. At December 31, 2003, a total of 917,545 shares were available for future grant under the Company’s 2003 Plan. In accordance with the 2003 Plan provisions, there was no increase in the number of shares available for future grants on January 1, 2004.

During 2000 and 2001, options to purchase  50,000 and 5,000 shares, respectively, were granted to non-employee directors or consultants.

In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants, all of which were re-grants under the stock option replacement program. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 50%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a result, stock-based compensation will fluctuate with changes in the fair value of the Company’s common stock. In connection with the grant of stock options to consultants during 2002, the Company recorded stock-based compensation expense in selling, general and administrative expense of $138, $152 and $273 for the years ended December 31, 2002, 2003 and 2004, respectively.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Stock Option Plans (Continued)

The following table summarizes information about stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2001	1,036,125	$4.04
Granted	1,778,250	1.02
Exercised	—	—
Expired or cancelled	(942,750)	4.04
Options outstanding at December 31, 2002	1,871,625	4.04
Granted	223,205	18.09
Exercised	(371,883)	1.38
Expired or cancelled	(13,625)	2.56
Options outstanding at December 31, 2003	1,709,322	3.32
Granted	571,499	22.05
Exercised	(448,685)	1.13
Expired or cancelled	(28,065)	17.58
Options outstanding at December 31, 2004	1,804,071	$10.15
Options available for future grant at December 31, 2004	299,920

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$1.02	–	$3.07	981,271	7.70	$1.02	555,021	$1.02
3.08	–	6.16	10,925	4.30	4.16	8,516	4.03
6.17	–	9.23	10,250	8.20	8.02	2,562	8.02
9.24	–	12.31	2,750	8.30	10.59	1,312	10.55
12.32	–	15.40	73,000	9.40	14.10	2,874	12.56
15.41	–	18.47	91,875	8.50	16.16	30,936	16.34
18.48	–	21.55	36,250	9.60	19.17	5,312	21.30
21.56	–	24.63	560,500	9.20	23.09	25,746	22.62
24.64	–	27.71	29,750	8.90	25.94	6,810	26.00
27.72	–	30.79	7,500	8.80	30.79	4,375	30.79
$1.02	–	30.79	1,804,071	8.32	$10.15	643,464	$3.39

Options exercisable at December 31, 2002 and 2003 were 834,375 and 1,431,652, respectively, at weighted average exercise prices of $1.34 and $1.64 per share, respectively.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Stock Option Plans (Continued)

As further described in Note 2, the key assumptions used for determining the fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2003	2004
Risk free interest rate	4.0%	3.9%	3.4%
Expected lives (years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	50%

The weighted average fair value at grant date for the options granted for the years ended December 31, 2002, 2003 and 2004 was $1.02, $18.09, and $22.05, respectively.

In accordance with the evergreen provision in the 2003 Plan, the Board of Directors, in January 2005, approved an increase in the number of shares reserved under the 2003 Plan by 682,703 shares.

On April 17, 2003, the Company’s board adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan (“ESPP”), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500,000, cumulatively increased on January 1, 2004 and each January 1 therafter until and including January 1, 2013 by the lesser of: 1) 500,000 shares, 2) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or 3) a lesser amount determined by the Board of Directors. Under the employee stock purchase plan, shares are only issued during the second and fourth quarter of each year. The values were estimated at the date of grant using the following weighted average assumptions for 2003 and 2004:

	2003	2004
Risk free interest rate	1.2%	1.4%
Expected lives (years)	1.2	1.3
Dividend yield	0%	0%
Expected volatility	50%	50%

In accordance with the evergreen provision in the ESPP, the Board of Directors approved an increase in the number of shares reserved under the ESPP by 100,000 shares in January 2005.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 14—Defined Contribution Plan

The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee’s contributions up to 6%.  Effective for 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% if certain financial targets are met. For the years ending December 31, 2002, 2003 and 2004, the costs of these matches were $160, $156 and $194, respectively.

Note 15—Mandatorily Redeemable Preferred Stock

In 1997, the Company issued 5,943,536 shares of Series A preferred stock, $0.0001 par value per share, for net proceeds of approximately $11,000 as a result of a completed private placement. These shares contained mandatory redemption provisions and were redeemable at a price of $2.02 each plus accrued and unpaid dividends, 50% of the shares at October 24, 2002, and the remaining 50% at October 24, 2003. As further described below, on October 22, 2002, the redemption date was extended to May 24, 2004. Along with the issuance of the Series A preferred stock, the Company issued 2,971,768 common stock warrants, each of which entitles the holder to purchase one share of the Company’s common stock for $0.02 per share. These warrants are further described in Note 16.

Additionally, in connection with the private placement, the Company issued warrants to the placement agent to purchase 29,717 shares of common stock at a price of $4.04 per share, expiring on December 31, 2007. The estimated fair value of these warrants as determined using the Black-Scholes option pricing model was insignificant.

In January 2000, the Company completed the issuance of 1,857,355 shares of Series B redeemable preferred stock (“Series B preferred stock”) for net proceeds of approximately $3,689. These shares contained mandatory redemption provisions and were redeemable at a price of $2.02 each, 50% of the shares on January 27, 2005, and the remaining 50% on January 27, 2006. As further described below, on October 22, 2002, the redemption date was accelerated to May 24, 2004. Along with the Series B preferred stock, the Company issued 1,857,355 warrants, each of which entitles the holder to purchase one share of the Company’s common stock for $0.02 per share. These warrants are further described in Note 16.

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

In conjunction with its initial public offering, the Company redeemed its preferred stock and paid accrued dividends. As of December 31, 2003 and 2004, no balances were outstanding.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 15—Mandatorily Redeemable Preferred Stock (Continued)

Prior to the redemption of the mandatorily redeemable preferred stock during 2003, the mandatorily redeemable preferred stock had the following rights:

Conversion

At issuance, the shares of Series A preferred stock were automatically convertible into shares of the Company’s common stock on a one-for-two basis in the event that, on or prior to December 31, 1999 the Company consummated a public offering or sale transaction, meeting certain criteria. Upon expiration of the December 31, 1999 conversion expiration date, the shares of Series A preferred stock were no longer convertible into common stock. Accordingly, the Series A and Series B preferred stock have no conversion features and can only be redeemed.

Dividend Rights

Holders of preferred stock were entitled to receive dividends at the rate of 8% per annum through October 24, 2002 and 10% per annum thereafter through maturity when, as and if declared by the Board of Directors (the “Board”). Dividends not declared and paid were accrued and accumulated, resulting in an increase in the liquidation preference on the preferred stock.

On each anniversary date of original issuance of the Series A and Series B preferred stock, respectively, the Company was required to pay all accrued but unpaid dividends on the preferred stock if and to the extent the Company’s net income for the period for which such dividends accrued was equal to or greater than twice the amount of the total dividend due on the Series A and Series B preferred stock, respectively (the “Dividend Amount”). If the Dividend Amount was less than the amount of all accrued dividends, any dividends not paid would continue to accrue and accumulate. All dividends for Series A and Series B were paid during 2003.

Liquidation Rights

Upon any liquidation, dissolution or winding-up of the Company, holders of Series B preferred stock had the right to receive an amount equal to their initial purchase price plus any accrued and unpaid dividends, prior to and in preference over any liquidation payment on the Company’s Series A preferred stock and common stock. In addition, holders of Series A preferred stock had the right to receive an amount equal to their initial purchase price plus any accrued and unpaid dividends, prior to and in preference over any liquidation payment on the Company’s common stock. A sale of all or substantially all of the Company’s assets, a sale of the Company’s securities representing in excess of 50% of the voting power of the Company or a merger, consolidation, reorganization or other transaction that results in the Company’s stockholders immediately prior to such transaction not holding more than 50% of the voting power of the surviving entity would have been deemed a liquidation (any of the foregoing, a “Sale”).

Voting Rights

Each holder of a share of Series A preferred stock or Series B preferred stock was entitled to one vote per share. Except as provided by law or with respect to the election of directors, holders of common stock

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 15—Mandatorily Redeemable Preferred Stock (Continued)

and preferred stock voted together as a single class. The holders of a majority of the shares of Series A and Series B preferred stock outstanding, voting separately as one class, had the special and exclusive right to elect two directors of the Board (the “Preferred Stock Directors”). The Preferred Stock Directors collectively had the greater of (i) two or (ii) 28.5% of the aggregate votes represented by all the members of the Board in office at the time in question. The holders of Series A and Series B preferred stock also had veto rights over certain corporate actions.

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

Note 16—Common Stock Warrants

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

In connection with the reorganization as described in Note 1, each of the former stockholders and the Partnership members of the predecessor entities were also granted warrants to acquire a pro-rata number of 2,126,663 shares of the Company’s common stock at an exercise price of $12.11 per share at any time through December 31, 2007. As the reorganization was accounted for as a common control transaction, no additional value was ascribed to these warrants.

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

Upon the measurement date, the portion of the proceeds attributable to the common stock warrants was estimated to be $876 and was recorded as a charge to additional paid-in capital. The allocation of

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 16—Common Stock Warrants (Continued)

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

In March 2003, the Company issued warrants to a holder of Series A preferred stock to purchase 32,864 shares of the Company’s common stock at an exercise price of $0.02 per share. The warrants are immediately exercisable, non-forfeitable and expire in 10 years. The fair value ascribed to these warrants amounted to $345 and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4%; contractual life of ten years; dividend yield of 0%, expected volatility of 50%; and a fair value of $10.50 per share of common stock. The charge for these warrants was recorded in selling, general and administrative expenses for the year ended December 31, 2003. In April 2003, all of these warrants were exercised for proceeds totaling $1.

As of December 31, 2004, there were 593,753 and 19,491 warrants exercisable to purchase common stock outstanding with exercise prices of $12.114 and $4.038 per share, respectively.

Note 17—Capital Structure and Sale of Common Stock

In April 2003, the Company’s Board approved an increase in the number of authorized shares of common stock to 70,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock at a $0.0001 par value.

On July 15, 2003, the Company completed its initial public offering of 3,840,000 shares of its common stock at $17.00 per share, before underwriting discounts and commissions. In addition, the Company sold an additional 251,410 shares of common stock and certain of the Company’s stockholders sold an aggregate of 324,590 shares of common stock pursuant to the underwriter’s exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $69,600 in gross proceeds from the offering. After deducting the underwriting fee of approximately $4,900

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 17—Capital Structure and Sale of Common Stock (Continued)

and approximately $1,671 of other offering expenses, net proceeds were approximately $63,029. Concurrent with the initial public offering, certain warrants issued in connection with the Series A and Series B preferred stock were automatically converted into common stock, resulting in the issuance of 4,690,390 shares of common stock.

On December 10, 2003, the Company completed its follow-on public offering of 1,500,000 shares of its common stock at $25.75 per share, before underwriting discounts and commissions. In connection with the follow-on public offering, certain of the Company’s stockholders sold an aggregate of 3,000,000 shares of common stock. In addition, the Company sold an additional 514,700 shares of common stock pursuant to the underwriter’s exercise of their option to purchase additional shares of common stock to cover over-allotments. The Company raised a total of $51,879 in gross proceeds from the offering. After deducting the underwriting fee of approximately $2,594 and approximately $423 of other offering expenses, net proceeds were approximately $48,863.

Note 18—Operating Segment and Geographic Information

The Company operates its business in two reportable segments: the Cinema business segment, previously named the Theatrical business segment, and the Consumer business segment. The Cinema business segment provides digital playback systems and cinema processor equipment to movie theaters, and licenses technology and provides services to film production and distribution companies. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers.

The Company does not have separately identifiable capital expenditures or long-lived assets related to these two business segments.

The Company’s reportable segments and geographical information are as follows:

	Revenues
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$15,399	$16,328	$19,545
Consumer business	25,657	35,374	41,886
Total revenues	$41,056	$51,702	$61,431

For 2003, sales to a customer accounted for 11% of consolidated revenues. This same customer accounted for 4% and 14% of the Cinema and Consumer Segment 2003 revenues, respectively. No customers accounted for more than 10% of revenues for either business segment in 2004.

	Gross Profit
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$6,517	$7,190	$5,448
Consumer business	23,903	33,480	39,821
Total gross profit	$30,420	$40,670	$45,269

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 18—Operating Segment and Geographic Information (Continued)

	Income (loss) From Operations
	For the Years Ended December 31,
	2002	2003	2004
Cinema business	$(2,425)	$(3,504)	$(8,475)
Consumer business	12,712	18,714	19,969
Total income from operations	$10,287	$15,210	$11,494

Included in gross profit and loss from operations for the Cinema business for the year ended December 31, 2004 is a $3,871 write-down of the monochrome projector inventory.

The Cinema business loss from operations includes tax benefits of $954, $1,208 and $2,752 for the years ending December 31, 2002, 2003 and 2004, respectively. The Consumer business income from operations includes tax provisions of $4,642, $6,576 and $8,287 for the years ending December 31, 2002, 2003 and 2004, respectively.

The Cinema business loss from operations includes depreciation and amortization expense of $408, $326 and $545 for the years ending December 31, 2002, 2003 and 2004, respectively. The Consumer business income from operations includes depreciation and amortization expense of $494, $584 and $753 for the years ending December 31, 2002, 2003 and 2004, respectively.

	Revenues by Geographic Region
	For the Years Ended December 31,
	2002	2003	2004
United States	$10,224	$15,837	$17,830
International	30,832	35,865	43,601
Total revenues	$41,056	$51,702	$61,431

The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2002	2003	2004
United States	$3,244	$3,150	$3,099
International	297	366	2,219
Total long-lived assets	$3,541	$3,516	$5,318

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 19—Net Income Attributable to Common Stockholders Per Share:

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	For the Years Ended December 31,
	2002	2003	2004
Basic net income attributable to common stockholders per share:
Numerator:
Net income	$6,250	$9,899	$9,976
Preferred stock dividends accrued	(1,336)	(844)	—
Accretion on preferred stock	(512)	(390)	—
Net income attributable to common stockholders	$4,402	$8,665	$9,976
Denominator:
Weighted average common shares outstanding	4,432,408	9,166,389	16,865,805
Shares subject to escrow	—	—	—
Weighted average basic shares outstanding	4,432,408	9,166,389	16,865,805
Basic net income attributable to common stockholders per common share	$0.99	$0.95	$0.59
Diluted net income attributable to common stockholders per share:
Numerator:
Net income	$6,250	$9,899	$9,976
Preferred stock dividends accrued	(1,336)	(844)	—
Accretion on preferred stock	(512)	(390)	—
Net income attributable to common stockholders	$4,402	$8,665	$9,976
Denominator:
Weighted average shares outstanding	4,432,408	9,166,389	16,865,805
Effect of dilutive securities:
Common stock options	156,196	1,401,727	1,002,857
Common stock warrants	4,740,674	196,751	274,452
Diluted shares outstanding	9,329,278	10,764,867	18,143,114
Diluted net income attributable to common stockholders per share	$0.47	$0.80	$0.55

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the year ended December 31, 2004, 597,750 shares, with a weighted average exercise price of $23.33, of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 20—Income From Legal Settlement:

In May 2004, the Company reached a settlement with Mintek Digital, Inc. (“Mintek”) for $3,500 for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing the Company’s registered trademarks without obtaining a license from the Company. The Company recognized $899 in revenue under the settlement for royalties due on units that were identified as using the Company’s trademark and accounted for the remaining $2,601 as other income. Selling, general and administrative expenses for the year ended December 31, 2004 included approximately $300 in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200 for 2003.

Note 21—Selected Quarterly Data (Unaudited):

	For the Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues	$11,756	$11,701	$13,334	$14,911	$15,597	$13,252	$15,952	$16,630
Gross profit	$9,343	$8,912	$10,444	$11,971	$12,705	$10,331	$12,842	$9,391
Net income attributable to common stockholders	$1,561	$1,378	$2,393	$3,333	$3,440	$3,119	$3,225	$192
Basic earnings per share	$0.35	$0.31	$0.19	$0.22	$0.21	$0.19	$0.19	$0.01
Diluted earnings per share	$0.15	$0.13	$0.16	$0.20	$0.19	$0.17	$0.18	$0.01

During the fourth quarter of 2004, the Company incurred a write-down of approximately $3.9 million related to its monochrome projector inventory.

Note 22—Subsequent Event:

In January 2005, the Company completed the acquisition of LDI for $9,600 in cash. Under the terms of the acquisition, the Company has contingently agreed to issue up to 857,213 shares of DTS common stock to the former owners of LDI if the LDI business achieves certain gross profit targets in 2005 and 2006. In late 2004, the Company loaned LDI a total of $1,250 to enable LDI to satisfy certain liabilities. Neither LDI nor its stockholders were required to repay this loan prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital.

The Merger Agreement also requires the Company to invest approximately $3,500 in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1,500 through the end of 2006.

In connection with the acquisition, the Company expects to record between $5,000 and $6,000 in goodwill and intangibles of approximately $11,000 with expected lives ranging from one to eleven years. The Company also expects to record approximately $2,000 of IPR&D, which will be expensed in the first quarter of 2005. The estimated purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.

DIGITAL THEATER SYSTEMS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

For the Years Ended December 31,		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
2002	Allowance for doubtful accounts	$550	$10	$123	$437
	Valuation allowance for deferred tax assets	120	—	120	—
2003	Allowance for doubtful accounts	437	114	122	429
	Valuation allowance for deferred tax assets	—	—	—	—
2004	Allowance for doubtful accounts	429	61	88	402
	Valuation allowance for deferred tax assets	—	—	—	—

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Managements Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company filed as exhibit 10.44 to this Form 10-K an employment agreement with Don Bird, Senior Vice President, Marketing, which was entered into in the fourth quarter of 2004.

The Company filed as exhibit 10.45 to this Form 10-K a Secured Convertible Note in the amount of $1.0 million by and between Lowry Digital Images, Inc. and Digital Theater Systems, Inc., which was entered into in the fourth quarter of 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our executive officers appears in our proxy statement under the caption “Executive Officers and Significant Employees” and information concerning our directors appears in our Proxy Statement under the caption “Item 1—Election of Directors”. Such information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation appears in our proxy statement, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appears in our proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in our proxy statement under the captions “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services appears in our proxy statement under the caption “Item 2—Ratification of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15 (b) below.

(b) Exhibits:

Exhibit Number	Description
3.3	Restated Certificate of Incorporation(3)
3.5	Restated Bylaws(3)
3.6	Audit Committee Charter(1)
3.7	Compensation Committee Charter(1)
3.8	Nominating/Corporate Governance Committee Charter(1)
4.1	Specimen Common Stock Certificate(2)
10.1	Registration Rights Agreement, dated October 24, 1997(1)
10.2	Amended and Restated Registration Rights Agreement, dated January 27, 2000(1)
10.3	[reserved]
10.4	[reserved]
10.5	[reserved]
10.6	[reserved]
10.7	1997 Stock Option Plan(1)
10.8	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(1)
10.9	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(1)
10.10	2002 Stock Option Plan(1)
10.11	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(1)
10.12	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(1)
10.13	2003 Equity Incentive Plan(2)
10.14	Form of Grant of Stock Option under 2003 Equity Incentive Plan(2)
10.15	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(2)
10.16	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(2)
10.17	2003 Employee Stock Purchase Plan(2)
10.18	2003 Foreign Subsidiary Employee Stock Purchase Plan(2)
10.19	Replacement Warrant to Purchase Common Stock between the Registrant and Comerica Incorporated, dated February 27, 2004(4)
10.20	Replacement Warrant to purchase Common Stock between the Registrant and J.P. Morgan Securities Inc., dated January 9, 2004(4)

10.21	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.22	Amendment to Warrants issued October 24, 1997(1)
10.23	Form of Existing Shareholder Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.24	Replacement Warrant to Purchase Common Stock between the Registrant and W. Paul Smith, dated January 20, 2004(4)
10.25	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated January 27, 2000(1)
10.26	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated September 30, 2000(1)
10.27	Amendment to Warrants issued January 27, 2000 and September 30, 2000(1)
10.28	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997(1)
10.29	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002(1)
10.30	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002(1)
10.31	[reserved]
10.32	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(1)
10.33	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated January 8, 2003(1)
10.34	Employment Agreement by and between the Registrant and Melvin Flanigan, dated March 6, 2000(1)
10.35	Amendment to Employment Agreement Between the Registrant and Melvin Flanigan, dated September 30, 2002(1)
10.36	Employment Agreement by and between the Registrant and Patrick Watson, dated January 1, 2001(1)
10.37	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(1)
10.38	Purchase-Sales Agreement dated as of March 13, 2002, between the Registrant and InFocus Corporation(1)†
10.39	Form of Indemnification Agreement between the Registrant and its directors(1)
10.40	Form of Indemnification Agreement between the Registrant and its officers(1)
10.41	Letter Agreement dated March 9, 2004, by and between the Registrant and InFocus Corporation amending the Purchase-Sales Agreement between such parties dated as of March 13, 2002(5)†
10.42	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(6)

10.43	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated June 9, 2004(7)
10.44	Employment Agreement by and between the Registrant and Don Bird, executed October 1, 2004
10.45

Secured Convertible Note Purchase Agreement dated December 17, 2004 and Secured Convertible Promissory Note dated December 17, 2004 by and between Lowry Digital Images, Inc. and Digital Theater Systems, Inc.

21.1	List of all subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Form S-1 Registration Statement (File No. 333-104761) on April 25, 2003.
(2)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (File No. 333-104761) on June 5, 2003.
(3)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Form S-1 Registration Statement (File No. 333-110120) on October 31, 2003.
(4)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(6)	Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(7)	Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
†

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2005.

DIGITAL THEATER SYSTEMS, INC.
By:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JON E. KIRCHNER	President, Chief Executive Officer, and	March 15, 2005
Jon E. Kirchner	Director
(principal executive officer)
/s/ MELVIN L. FLANIGAN	Executive Vice President, Finance and	March 15, 2005
Melvin L. Flanigan	Chief Financial Officer
(principal financial and accounting officer)
/s/ DAN E. SLUSSER	Chairman of the Board	March 15, 2005
Dan E. Slusser
/s/ JOERG D. AGIN	Director	March 15, 2005
Joerg D. Agin
/s/ JOSEPH A. FISCHER	Director	March 15, 2005
Joseph A. Fischer
/s/ STEVEN M. FRIEDMAN	Director	March 15, 2005
Steven M. Friedman
/s/ JAMES B. MCELWEE	Director	March 15, 2005
James B. McElwee
/s/ RONALD N. STONE	Director	March 15, 2005
Ronald N. Stone