Form 10-Q
period 2005-03-31
DIGITAL THEATER SYSTEMS INC
filed 2005-05-10
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of April 30, 2005 a total of 17,303,563 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DIGITAL THEATER SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

DIGITAL THEATER SYSTEMS, INC.

PART I

FINANCIAL INFORMATION

Item 1.                      Financial Statements

Digital Theater Systems, Inc.
Condensed Consolidated Balance Sheets

	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,271	$31,892
Short-term investments	93,040	74,303
Accounts receivable, net of allowance for doubtful accounts of $402 and $406 at December 31, 2004 and March 31, 2005, respectively	4,649	10,664
Inventories	3,669	3,320
Deferred tax assets	9,144	9,090
Prepaid expenses and other	3,651	2,713
Income tax receivable	72	—
Total current assets	135,496	131,982
Long-term investments	2,657	—
Property and equipment, net	3,539	5,722
Goodwill	—	3,853
Intangible assets, net	1,779	12,369
Deferred tax assets	500	1,903
Other assets	718	727
Total assets	$144,689	$156,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,716	$4,609
Accrued expenses	5,688	6,138
Deferred revenue	519	2,275
Income tax payable	—	656
Total current liabilities	9,923	13,678
Deferred tax liability	—	4,307
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2004 and March 31, 2005; no shares outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2004 and March 31, 2005; 17,067,573 and 17,091,980 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	2	2
Additional paid-in capital	121,431	121,680
Retained earnings	13,333	16,889
Total stockholders’ equity	134,766	138,571
Total liabilities and stockholders’ equity	$144,689	$156,556

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004	2005
	(Amounts in thousands, except share and per share amounts)
	(Unaudited)
Revenues:
Technology and film licensing	$12,497	$18,464
Product sales and other revenues	3,100	3,593
Total revenues	15,597	22,057
Cost of goods sold:
Technology and film licensing	980	1,282
Product sales and other revenues	1,912	3,181
Total cost of goods sold	2,892	4,463
Gross profit	12,705	17,594
Operating expenses:
Selling, general and administrative	6,440	8,044
Research and development	1,332	2,094
In-process research and development	—	2,300
Total operating expenses	7,772	12,438
Income from operations	4,933	5,156
Interest income, net	439	354
Other expense, net	(14)	(12)
Income before provision for income taxes	5,358	5,498
Provision for income taxes	1,918	1,942
Net income	3,440	3,556
Net income per common share:
Basic	$0.21	$0.21
Diluted	$0.19	$0.19
Weighted average shares used to compute net income per common share:
Basic	16,578,942	17,080,005
Diluted	18,219,289	18,266,094

See accompanying notes to condensed consolidated financial statements.

Digital Theater Systems, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$3,440	$3,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	809
Stock-based compensation charges	139	5
Allowance for doubtful accounts	2	5
Deferred income taxes	(1,130)	(43)
Tax benefit from employee stock plans	1,060	169
In-process research and development	—	2,300
Changes in operating assets and liabilities:
Accounts receivable	(811)	(5,816)
Inventories	(1,567)	349
Prepaid expenses and other assets	(23)	(233)
Accounts payable and accrued expenses	1,647	(966)
Deferred revenue	—	829
Income taxes	1,107	728
Net cash provided by operating activities	4,143	1,692
Cash flows from investing activities:
Sales (purchases) of investments, net	(29,485)	21,394
Cash paid for acquisitions	—	(10,954)
Purchase of property and equipment	(521)	(1,517)
Payment for patents and trademarks in process	(16)	(70)
Net cash provided by (used in) investing activities	(30,022)	8,853
Cash flows from financing activities:
Follow-on public offering costs	(52)	—
Proceeds from the issuance of common stock upon exercise of employee stock options	130	76
Net cash provided by financing activities	78	76
Net increase (decrease) in cash and cash equivalents	(25,801)	10,621
Cash and cash equivalents, beginning of period	39,243	21,271
Cash and cash equivalents, end of period	$13,442	$31,892

See accompanying notes to condensed consolidated financial statements.

DIGITAL THEATER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Theater Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for fair statements, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 filed on Form 10-K filed on March 16, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $56,523 on the March 31, 2004 balance sheet. As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations. As of March 31, 2004, before these revisions in classification, $56,523 of these current investments were classified as cash and cash equivalents on the consolidated balance sheet. For the three months ended March 31, 2004, before these revisions in classification, net cash used in investing activities related to these current investments of $56,523 were included in cash and cash equivalents in the consolidated statement of cash flows.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition

In January 2005, the Company acquired Lowry Digital Images, Inc. (“LDI”). The Company recognizes revenue when all titles subject to a customer order or contract are delivered and accepted by the customer and no significant obligations remain after customer acceptance. The Company typically bills in advance of services. Prices are established in advance of the work performed and are generally fixed in nature. If losses are anticipated on a contract, such losses are recognized immediately.

Acquired In-Process Research and Development

The value assigned to acquired in-process research and development (“IPR&D”) is determined by identifying acquired specific in-process research and development projects that would be continued and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability, upon consummation of a business combination.

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

To date, options have been granted at exercise prices that equal or exceed the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
Net income:
As reported	$3,440	$3,556
Additional stock-based compensation expense determined under the fair value method, net of tax	(449)	(489)
Pro forma	$2,991	$3,067
Net income per common share basic:
As reported	$0.21	$0.21
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)	(0.03)
Pro forma	$0.18	$0.18
Net income per common share—diluted:
As reported	$0.19	$0.19
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)	(0.03)
Pro forma	$0.16	$0.16

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three months ended March 31, 2004 and 2005, the Company recorded stock-based compensation expense of $139 and $5, respectively, related to non-employee equity awards.

Note 3—Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in the first quarter of fiscal 2005 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of fiscal 2006. The expected effects of the adoption of SFAS 123R on the Company’s financial results for the next five years, based on stock-based awards granted as of March 31, 2004, are as follows:

	Expenses by Fiscal Year
	Remaining Nine Months
	2005	2006	2007	2008	2009
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$2,100	$1,513	$691	$169	$—

SFAS 123R also affects the presentation of tax benefits for option exercises in the statement of cash flows. Prior to adoption SFAS 123R, the benefit is classified in cash provided by operating activities. Upon adoption, the tax benefit will be classified in cash provided by financing activities. The Company is in the process of determining the impact the adoption will have on the Company’s consolidated statement of cash flows.

Note 4—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
Raw materials	$1,313	$1,268
Work in process	—	49
Finished goods	2,356	2,003
Total inventories	$3,669	$3,320

Property and equipment consist of the following:

	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
Machinery and equipment	$3,036	$3,134
Office furniture and fixtures	2,693	4,838
Leasehold improvements	2,926	3,272
	8,655	11,244
Less: Accumulated depreciation	(5,116)	(5,522)
Property and equipment, net	$3,539	$5,722

Note 5—Business Combinations

In January 2005, the Company completed the acquisition of LDI for $9,600 in cash. In late 2004, the Company loaned LDI a total of $1,250 to enable LDI to satisfy certain liabilities. Neither LDI nor its stockholders were required to repay this loan prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital. Subsequent to the acquisition, we changed the name of the business to DTS Digital Images, Inc. (“DDI”).

The Merger Agreement also requires the Company to invest approximately $3,500 in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1,500 through the end of 2006.

The estimated total purchase price for the acquisition of all of the outstanding shares of LDI is as follows:

Cash	$9,642
Bridge loan, including interest	1,261
Estimated direct acquisition costs	1,346
Total estimated purchase price	$12,249

The LDI acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets.” The results of operations of LDI are included in our Consolidated Statement of Operations from January 3, 2005. The final purchase price is dependent on the actual direct acquisition costs and shares issued, if any, as further discussed below. Under the purchase method of accounting, the total estimated purchase price is allocated to LDI’s net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the estimated purchase price and the preliminary valuation, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows:

Accounts receivable	$202
Tangible assets	1,094
Other assets	90
Deferred tax assets	1,441
Amortizable intangible assets:
Existing technology	10,200
Non-compete	400
Backlog	100
Tradename	200
In-process research and development	2,300
Goodwill	3,853
Total assets acquired	19,880
Liabilities assumed:
Accounts payable	(942)
Accrued liabilities	(952)
Notes payable	(368)
Deferred revenues	(928)
Total liabilities assumed	(3,190)
Net deferred tax liability for acquired intangibles and purchase accounting	(4,441)
Total purchase price	$12,249

A preliminary estimate of $10.9 million has been allocated to amortizable intangible assets consisting of existing technology, non-compete, backlog, and tradenames with useful lives of between one and eleven years.

A preliminary estimate of $3.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for LDI is subject to revision as more detailed analysis is completed and additional information on the fair values of LDI’s assets and liabilities become available.

Any change in the fair value of the net assets of LDI will change the amount of the purchase price allocable to goodwill.

In-process research and development, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets are being amortized with the following useful lives:

Estimated Useful Life (Years)
Existing technology	11
Non-compete	3
Backlog	2
Tradename	1

Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by LDI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

The former shareholders of LDI are entitled to receive shares of DTS common stock if certain gross profit targets in 2005 and/or 2006 are met. In the event that the targets are met in full, an aggregate of up to 857,213 shares of DTS common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

The results of operations of LDI are included in our Consolidated Statements of Operations from January 3, 2005, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, the Company used the income statements of LDI for the three-months ended March 31, 2004. If the Company had acquired LDI at the beginning of fiscal year 2004, the Company’s unaudited pro forma net revenues, net income and net income per share for the three months ended March 31, 2004 would have been as follows:

Three Months
Ended
March 31, 2004
Revenue	$16,214
Net income	$2,937
Net income per share—Basic	$0.17
Net income per share—Diluted	$0.16

Note 6—Goodwill and Intangibles

In accordance with SFAS 142, our goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate its value may no longer be recoverable. SFAS 142 prescribes a two-step process for impairment testing of goodwill. For the first step, we screen for impairment and, if any impairment exists, we undertake a second step of measuring such impairment. We plan to perform our goodwill impairment test annually in our fourth fiscal quarter. SFAS 142 requires impairment testing based on reporting units. In the period ended March 31, 2005, we added $3,853 to goodwill in connection with our acquisition of LDI. The Company did not have goodwill prior to the acquisition of LDI.

Included in cost of sales is $244 of amortization relating to existing technologies and backlog for the three months ended March 31, 2005. Included in operating expenses is $129 of amortization relating to non-compete and tradename. The following table summarizes the weighted average lives and the carrying values of our acquired intangible assets by category:

		As of March 31, 2005			As of December 31, 2004
	Weighted Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	10.6	$11,627	$(366)	$11,261	$1,427	$(89)	$1,338
Non-compete	3	400	(33)	367	—	—	—
Backlog	2	100	(13)	87	—	—	—
Tradename	1	200	(50)	150	—	—	—
Total		$12,327	$(462)	$11,865	$1,427	$(89)	$1,338

As of March 31, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows:

Estimated Amortization Expense
Remainder of the year ending December 31, 2005	$1,117
2006	1,289
2007	1,239
2008	1,106
2009	1,106
Thereafter	6,008
Total	$11,865

Note 7—Bank Line of Credit

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

At March 31, 2005, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. A commitment fee of $10 was paid for this line of credit.

Note 8—Income Taxes

For the three months ended March 31, 2005, the Company recorded an income tax provision of $1,942 on pre-tax income of $5,498 resulting in an annualized effective tax rate of 35.3%. For the three months ended March 31, 2004, the Company recorded an income tax provision of $1,918 on pre-tax income of $5,358, resulting in an annualized effective tax rate of 35.8%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

Note 9—Commitments and Contingencies

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

In March 2005, in connection with the U.S. Internal Revenue Service’s (“IRS”) regular examination of the Company’s tax return for the year ended December 31, 2002, the IRS proposed adjustments related to certain items included in the Company’s return. In March 2005, the Company settled with the IRS and agreed to pay approximately $704,000. This amount was paid in April 2005 and did not have a material impact on our results of operations for the three months ended March 31, 2005.

In connection with the Company’s enforcement activities relating to its intellectual property rights and to stop unauthorized use of its technology and trademarks, the Company terminated its license agreement with Sunplus Technology Co., Ltd. (“Sunplus”). In response, Sunplus filed suit against the Company alleging breach of contract arising from the Company’s termination of their license agreement. The Company has prevailed on several preliminary motions by Sunplus seeking to enjoin the Company from terminating the license agreement. The Company has filed a cross-complaint seeking a judicial declaration that the Company properly terminated the license agreement and to recover damages arising from Sunplus’ breach of the agreement. The Company believes Sunplus’ claim is without merit and intends to vigorously defend the case.

Note 10—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Cinema business segment, previously referred to as the Theatrical business, the Consumer business segment and the Digital Images business segment. The Cinema business segment provides digital playback systems and cinema processor equipment to movie theaters, and provides film licensing services to film production and distribution companies. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Digital Images business provides processing, enhancement and restoration services for cinema, home video and broadcast television content.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three months ended March 31, 2004 and 2005 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
Cinema business	$4,800	$4,796
Consumer business	10,797	16,541
Digital Images business	—	720
Total revenues	$15,597	$22,057

	Gross Profit
	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
Cinema business	$2,462	$2,173
Consumer business	10,243	16,001
Digital Images business	—	(580)
Total gross profit	$12,705	$17,594

	Income (Loss) From Operations
	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
Cinema business	$(1,077)	$(1,019)
Consumer business	6,010	10,113
Digital Images business	—	(3,938)
Total income from operations	$4,933	$5,156

Included in the Digital Images business segment’s loss for the three months ended March 31, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
United States	$4,189	$9,379
International	11,408	12,678
Total revenues	$15,597	$22,057

The majority of international revenues are generated from Japan and are primarily denominated in United States dollars.

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2004 and March 31, 2005:

	Long-Lived Assets
	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
United States	$2,657	$4,640
International	882	1,082
Total long-lived assets	$3,539	$5,722

Note 11—Net Income Attributable to Common Stockholders Per Common Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended March 31,
	2004	2005
	(Unaudited)
Basic net income per common share:
Numerator:
Net income	$3,440	$3,556
Denominator:
Weighted average common shares outstanding	16,578,942	17,080,005
Basic net income per common share	$0.21	$0.21
Diluted net income per common share:
Numerator:
Net income	$3,440	$3,556
Denominator:
Weighted average shares outstanding	16,578,942	17,080,005
Effect of dilutive securities:
Common stock options	1,318,156	946,957
Common stock warrants	322,191	239,132
Diluted shares outstanding	18,219,289	18,266,094
Diluted net income per common share	$0.19	$0.19

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2004 and 2005, 37,250 and 738,268 shares, with a weighted average exercise prices of $26.91 and $22.39 of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our industry, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and elsewhere in this Form 10-Q, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-K. We cannot guarantee future results, levels of activity, performance, or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets. With our January 2005 acquisition of Lowry Digital Images, Inc., now DTS Digital Images, Inc. or DDI, we have expanded our business into high quality digital image processing, enhancement and restoration for the cinema, home video, and broadcast television markets.

We manage our business through three reportable segments—our consumer business, our cinema business, which we previously described as our theatrical business and our digital images business. Prior to 2001, we derived a majority of our revenues from the cinema business. Beginning in 2001, however, we have derived a majority of our revenues from our consumer business.

In our consumer business, we derive revenues from licensing our audio technology, trademarks, and know-how under agreements with substantially all major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture. We also derive revenues from licensing our technology to consumer semiconductor manufacturers. Through our DTS Entertainment label, we derive revenues from the sale of multi-channel music titles in our digital multi-channel format.

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

In our recently acquired digital images business, we derive revenues from the  processing, enhancement and restoration of cinema, home video and broadcast television content. We provide these services to motion picture and television studios and other content owners. We offer our services on either a fixed fee or time and materials basis.

We present revenues in our consolidated financial statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as derived from (1) technology and film licensing and (2) product sales and other revenues. Our technology and film licensing revenues are derived from each of our consumer and cinema business segments. Revenues from technology licensing in connection with our consumer business segment include revenues derived from licensing our audio technology, trademarks, and know-how to consumer electronics, personal computer, video game and console, digital satellite and cable broadcast, and professional audio companies as well as to semiconductor manufacturers. Revenues from technology and film licensing in connection with our cinema business segment include revenues derived from film licensing and services that we provide to film studios for the production of soundtracks in our digital multi-channel format. Our product sales and other revenues are derived from our consumer, cinema and digital images business segments. Revenues from product sales and other revenues in connection with our consumer business segment include revenues derived from sales of music titles that we produce in our digital multi-channel format and sales of our professional audio products and services. Revenues from product sales and other revenues in connection with our cinema business segment include revenues derived from sales of our digital playback systems, cinema processor equipment, and systems for subtitling, captioning, and descriptive narration to movie theaters and special venues. Revenues from product sales and other revenues in connection with our digital images business segment include fees for processing, enhancing and restoring cinema, home video and broadcast television content.

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported to us the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part our normal operations, we cannot predict the amount or timing of such revenues.

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

In our digital images business, our senior management team markets our services directly to directors, producers and content owners. The sales process typically involves an evaluation of the cinema, home video or broadcast television content to be enhanced or restored and a determination of the scope of services required to achieve the desired result.  This enables current or archived content to be enhanced or restored for high quality, high definition presentation in digital cinema, high definition optical media or broadcast applications.

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 75% and 69% of total revenues for the quarters ended March 31, 2005 and 2004, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years, however, we have begun to experience softness in our DVD player trademark licensing program, which may cause growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for ever-higher quality entertainment in the home, and this demand is extending to the car and PC markets as well. We expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in 2006. Because we expect to be a mandatory technology for the next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Failure to attain mandatory status in next generation high definition optical disc standards could cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse effect on our business.

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

Cinema Segment

Revenue from our cinema segment represented 22% and 31% of total revenues for the quarters ended March 31, 2005 and 2004, respectively. In our cinema business, 2004 was a solid year for sales of our playback hardware, marking a return to growth for cinema product sales. We expect growth in our cinema audio hardware to continue at a modest pace in 2005. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the growth in this market.

A factor that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, followed by longer-term adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. We believe the widespread adoption of digital cinema will be longer-term because of the significant capital investment that will be required by cinema operators to purchase new equipment and solutions. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, we do not currently offer digital cinema products and may not be successful in developing or selling competitive product offerings. We believe that the addition of the services provided by our digital images business, coupled with the pre-show and alternative content capabilities of our XD10 Cinema Media Player, will enhance our ability to play a role in the industry transition to high definition sound and images for digital cinema.

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

Digital Images Segment

 Revenue from our digital images segment represented 3% of total revenues for the quarter ended March 31, 2005. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the services provided by DDI. We believe that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues in this business totaled $720,000 for the three months ended March 31, 2005. This was lower than originally anticipated, as distractions related to the acquisition and integration of this business, coupled with certain process development initiatives, slowed the pace of selected larger projects during the quarter. To date, this business has restored and/or enhanced over 100 feature films, including such recent major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for DDI’s service.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. With the exceptions of the revenue recognition and in-process research and development in connection with the recent acquisition of LDI, now DDI, as described below, there has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 16, 2005.

DDI Revenue Recognition

Revenue is recognized when all titles subject to a customer order or contract are delivered and accepted by the customer and no significant obligations remain after customer acceptance. We typically bill in advance of services. Prices are established in advance of the work performed and are generally fixed in nature.  If losses are anticipated on a contract, such losses are recognized immediately.

Acquired In-Process Research and Development

The value assigned to acquired in-process research and development, or IPR&D, is determined by identifying acquired specific in-process research and development projects that would be continued and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability, upon consummation of a business combination.

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended March 31, 2005 increased 48% to $18.5 million from $12.5 million for the three months ended March 31, 2004. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $5.0 million from intellectual property compliance and enforcement activities. These activities, which included audits of shipments by certain of our licensees of products containing our technology, trademarks and/or know-how and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods. We expect such royalty recoveries to continue and that this activity will continue to improve revenue realization in our licensing business going forward. Also contributing to the increase is the continued growth in consumer electronics licensing, particularly in the car and personal computer markets. Overall, we expect technology licensing revenues to continue to grow in 2005, based primarily on the expected continuation of growth in the home theater market. Our film licensing revenues decreased slightly for the three months ended March 31, 2005 compared to the prior year period due to fewer international releases in the DTS format and changes in the timing of major feature film releases. Film licensing is expected to to grow modestly in 2005.

Product Sales and Other

Product sales and other revenues increased 16% to $3.6 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004. This increase was primarily attributable to revenues generated by DDI, which we acquired in January 2005. Cinema hardware sales were up slightly from a strong performance in the first quarter of 2004. Interest in our XD10 Cinema Media Player continued to build during the first quarter of 2005, with revenue from shipments totalling approximately $417,000 deferred pending completion of a software deliverable, which we expect to be completed by the third quarter of 2005. The adoption of our multi-channel music continues to be slower than expected. Product sales and other revenue is expected to grow at a modest rate, as we continue to expect the market for pre-show entertainment to develop at a measured pace throughout the rest of 2005.

Segment Sales

Revenues from our consumer business totaled $16.5 million for the three months ended March 31, 2005, an increase of 53% from $10.8 million for the three months ended March 31, 2004. The increase in revenues was driven primarily by royalty recoveries and the growth in consumer electronics technology licensing as mentioned above. Cinema revenues were $4.8 million for the three months ended March 31, 2005, essentially unchanged from the same period last year as a slight increase in hardware revenues was offset by a slight decrease in film licensing revenues. Revenues from our digital images business were $720,000 for the three months ended March 31, 2005, the first quarter these revenues have been included in our results of operations. Revenues from this business segment were lower than anticipated due to normal distractions related to this acquisition and revenue deferrals under the completed contract methodology.

Gross Profit

Consolidated gross profit decreased to 80% of revenues for the three months ended March 31, 2005, from 81% for the three months ended March 31, 2004. We expect consolidated gross margins in the 70% to 75% range in 2005 primarily as a result of the incorporation of DDI into our consolidated results of operations.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues increased slightly to 93% for the three months ended March 31, 2005 from 92% of related revenues for the prior year same period.

Product Sales and Other

Gross profit associated with product sales and other revenues decreased to 11% of related revenues for the three months ended March 31, 2005 from 38% in the prior year period primarily as a result of negative margins relating to our digital images business.

Segment Gross Profit

Gross profit for our consumer business increased to 97% of related revenues for the quarter ended March 31, 2005 from 95% in the prior year period. Our cinema business gross profit decreased to 45% of related revenues for the quarter ended March 31, 2005 from 51% in the prior year period primarily due the change in mix to lower margin product sales from the higher margin film licensing. Our digital images business experienced negative gross margins due to lower than anticipated revenues and the amortization of acquired intangibles of $244,000. We expect margins in the digital images business to improve as revenues increase throughout the remainder of the year.

Selling, General and Administrative

Selling, general and administrative expenses increased 25% to $8.0 million for the three months ended March 31, 2005, compared to $6.4 million in the prior year period. The increase is primarily due to increases in professional services of $1.1 million, which includes costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other costs associated with operating as a public company. Also contributing to the increase was $503,000 relating to the inclusion of DDI in our results of operations. Included in the increase related to DDI is amortization of acquired intangibles of $83,000.

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the three months ended March 31, 2005, research and development expenses were $2.1 million, compared to $1.3 million for the three months ended March 31, 2004. The change is primarily due to increased labor costs associated with new product initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. Also contributing to the increase was the inclusion of DDI research and development activities totaling $179,000.

We expect to continue to increase our investment in applications engineering and research and development activities overall and will accelerate those initiatives in future quarters to support the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million relates to development projects that had not reached technological feasibility and were of no future alternative use and expensed upon consummation of the acquisition of LDI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by LDI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest (Income) Expense, Net

Interest income, net, for the three months ended March 31, 2005 decreased due to the inclusion of interest income related to a royalty settlement in the first quarter of 2004, partially offset by increasing interest rates in 2005.

Income Taxes

For the three months ended March 31, 2005, we recorded an income tax provision of $1.9 million on pre-tax income of $5.5 million. This resulted in an annualized effective tax rate of 35.3%. For the three months ended March 31, 2004, we recorded an income tax provision of $1.9 million on pre-tax income of

$5.4 million. This resulted in an annualized effective tax rate of 35.8%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits. We expect the effective tax rate for 2005 will be approximately 35%.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and short- and long-term investments of $106.2 million, compared to $117.0 million at December 31, 2004.

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2005, compared to $4.1 million for the three months ended March 31, 2004. The decrease in cash flows from operations was primarily a result of an increase in accounts receivable and a reduced tax benefit relating to options. Accounts receivable, net of acquired accounts receivable, increased $5.8 million for the three months ended March 31, 2005 due primarily to accrued consumer license fees, $4.7 million of which was collected by April 2005. Our tax benefit from the exercise of options decreased $891,000 for the three months ended March 31, 2005 as a result of the decrease in the market value of our common stock relative to the same period in the prior year.

Net cash provided by investing activities totaled $8.9 million for the three months ended March 31, 2005. Net cash used in investing activities totaled $30.0 million for the three months ended 2004. The increase in cash used in investing activities for the three months ended March 31, 2005 is primarily a result of the net sales of investments of $21.4 million, offset by the acquisition of LDI of $11.0 million and purchases of property and equipment of $1.5 million.

Net cash provided by financing activities totaled $76,000 and $78,000 for the three months ended March 31, 2005 and 2004, respectively, and primarily consists of the exercise of stock options.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included in our Form 10-K filed on March 16, 2005 and in and other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, or SFAS 151. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. This statement is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 151 in the three months ended 2005 and the adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R beginning in the first quarter of fiscal 2006. The expected effects of the adoption of SFAS 123R on our financial results for the next five years, based on stock-based awards granted as of March 31, 2004, are as follows:

	Expenses by Fiscal Year
	Remaining
	Nine
	Months
	2005	2006	2007	2008	2009
	(unaudited)
	(In thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$2,100	$1,513	$691	$169	$—

SFAS 123R also affects the presentation of tax benefits for option exercises in the statement of cash flows. Prior to adoption SFAS 123R, the benefit is classified in cash provided by operating activities. Upon adoption, the tax benefit will be classified in cash provided by financing activities. We are in the process of determining the impact the adoption will have on our consolidated statement of cash flows.

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

The digital audio, digital imaging, consumer electronics, and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering:

•       digital audio technology incorporated into consumer electronics products and entertainment mediums, including Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Meridian Audio Limited, Microsoft Corporation, Sony Corporation, and Thomson;

•       products for cinema markets, such as Smart Devices, Inc., Sony Corporation, and Ultra Stereo Labs, Inc., and

•       digital image processing, enhancement and restoration services, including Ascent Media Group, EFILM LLC, Imax Corporation, Laser Pacific Media Corporation, Modern Video Film, Inc., Sunset Digital, Technicolor Media Services, and Warner Bros. Entertainment, Inc.

•       products for image processing including da Vinci Systems, LLC, Digital Vision AB, Mathematical Technologies, Inc., Pixel Farm Ltd., Snell and Wilcox, Teranex Incorporated, and The Foundry Visionmongers Ltd.

Many of our current and potential competitors, including Dolby, enjoy substantial competitive advantages, including:

•       greater name recognition;

•       a longer operating history;

•       more developed distribution channels and deeper relationships with our common customer base;

•       a more extensive customer base;

•       digital technologies that provide features that ours do not;

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

Warner Bros. is both a competitor and a significant customer in the image processing, enhancement and restoration markets. If Warner Bros. decides to compete directly with us in the image processing, enhancement and restoration market, the revenues that we derive from Warner Bros. would be lower than expected.

Current and future governmental and industry standards may significantly limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby’s have optional status in the HD-DVD standard. In the emerging standard for HD-DVD, both DTS and Dolby technologies have been selected as mandatory standards. Recently, however, there has been discussion regarding merging the two competing next generation optical disc HD-DVD standards. If either or both of these standards are re-examined as a result of these discussions or a new standard is developed, we may not be included as mandatory in any new or revised standard.

Various national governments have adopted or are in the process of adopting standards for all digital television broadcasts, including cable, satellite, and terrestrial. In the United States, Dolby’s audio technology has been selected as the sole, mandatory audio standard for terrestrial digital television broadcasts. As a result, the audio for all digital terrestrial television broadcasts in the United States must include Dolby’s technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our audio technology may never be included in that standard. Certain large and developing markets, such as China, have not fully developed their digital television standards. Our technology may or may not ultimately be included in these standards.

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

•       we may not be able to practice our trade secrets as a result of patent protection afforded a third-party for such product, technique or processes;

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

As a result, our means of protecting our intellectual property rights and brands may not be adequate. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Infringement claims and lawsuits would likely be expensive to resolve and would require management’s time and resources. In addition, we have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be lawfully produced and sold without a license.

We may be sued by third parties for alleged infringement of their proprietary rights.

Companies that participate in the digital audio, digital image processing, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property contests, with or without merit, could be costly and time consuming to litigate or settle, and could divert management’s attention from executing our business plan. In addition, our technology and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party’s rights and could be required to temporarily or permanently discontinue licensing our products.

If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics products manufacturers may significantly decline.

We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in emerging markets for multi-channel audio, including homes, cars, personal computers, and video games and consoles, will be based on the number, quality, and popularity of the audio DVDs, computer software programs, and video games released with DTS audio soundtracks. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we do not have contracts that require any of these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, audio DVDs, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

If our independent registered public accounting firm is unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal control over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. While we conduct rigorous reviews of our internal control over financial reporting in order to comply with the Section 404 requirements, our registered public accounting firm may interpret the Section 404 requirements and the related rules and regulations differently from us, or our registered public accounting firm or management may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date and may continue to change such that we may not be able to comply with these new requirements. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. In addition, in January 2005, we acquired Lowry Digital Images, Inc., or LDI, a privately held company with limited financial resources that had not implemented sufficient internal control over financial reporting. We may in the future make additional acquisitions which may be significant to our operations either individually or in the aggregate. We may face significant challenges in implementing the required processes and procedures in the acquired operations of LDI or any other businesses that we may acquire. As a result, our registered public accounting firm may issue an adverse report or a disclaimer on managements assesment of internal control over financial reporting. Management may also identify material weaknesses which would cause management to conclude internal control over financial reporting is not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

We have limited experience in licensing, re-mixing, marketing, and directly selling multi-channel audio content.

Although we have established relationships with a number of artists and music labels, we do not have any contractual agreements that require artists or music labels to provide us with music content to re-mix and release in our proprietary DTS audio format. Music companies may in the future be unwilling to license titles from their music catalogs to us. In addition, our audio content competes with other multi-channel formats, including Super Audio CD, which is a format developed jointly by Philips and Sony Corporation. As a result, we may have difficulty in obtaining rights to release a significant amount of audio content, and any content that we do release may not be commercially successful.

We have limited experience in image processing, enhancement and restoration

Although we have established relationships with a number of motion picture studios, content owners, producers and distributors, we do not have any contractual agreements that require them to provide us image content for processing. Further, the demand for image processing, enhancement and restoration of cinema, home video or broadcast television content may not materialize or accelerate as we anticipate, which would have a negative impact on our business.

Declining retail prices for consumer electronics products or video content could force us to lower the license or other fees we charge our customers.

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

The market for consumer video products is also intensely competitive and price sensitive. Retail prices for consumer video products that that have been processed, enhanced or restored by us, such as movies, concerts or animated content released on DVD or other media, have experienced price pressure and we expect this price pressure to continue for the foreseeable future. Declining prices for such video products could create downward pressure on the fees we currently charge our customers for the image processing, enhancement and restoration services we provide. If the motion picture studios, content owners, producers or distributors were to believe that the existing image quality is satisfactory or that the pricing for our services are too high, they could decide to not use our services altogether.

We have limited control over existing and potential customers’ and licensees’ decision to include our technology in their product offerings.

We are dependent on our customers and licensees—including consumer electronics products manufacturers, semiconductor manufacturers, movie theaters, producers and distributors of content for music, films, videos, and games—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, and are on a non-exclusive basis, and do not require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

Our revenues from film producers and distributors and from the products and services that we offer to movie theaters would decline if the major U.S. film producers and distributors decrease the number of films they release using DTS technology or services.

Although all nine major film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our image services. Our cinema and images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our image enhancement services. Any significant decline in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world.

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

Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our President and Chief Executive Officer, W. Paul Smith, our Senior Vice President, Research and Development, and John Lowry, our Chief Technologist of DTS Digital Images who became an employee upon our acquisition of LDI. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

•       our existing employment agreements with the members of our management team allow such persons to terminate their employment with us at any time;

•       we do not have employment agreements with a majority of our key engineering and technical personnel;

•       we have key-man life insurance only for a limited numbers of our employees;

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

Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. In addition, while we have completed over 100 digital image processing, enhancement and restoration film projects, it is only recently that a large number of these projects have been completed. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology and image services are relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last fifteen fiscal quarters. We expect our operating expenses to increase as we, among other things:

•       expand our domestic and international sales and marketing activities;

•       acquire businesses or technologies and integrate them into our existing organization;

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

We may not successfully address problems encountered in connection with any acquisitions.

We acquired LDI in January 2005, and we expect to consider additional opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments involve numerous risks, including:

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

•       unanticipated costs associated with the acquisition, including accounting charges, capital expenditures, and transaction expenses;

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

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan. For instance, our acquisition of LDI has required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. Currently, we account for options using the intrinsic value method, which results in no compensation expense, since we grant employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant. If, however, we had used the fair value method of accounting for stock options granted to employees using a Black-Scholes option valuation formula, our net income for the three months ended March 31, 2005, would have been reduced by $489,000, from $3.5 million to $3.1 million for the three months ended March 31, 2005. When we adopt FAS 123R in the first quarter of 2006, we will have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options, which will have a material adverse affect on our operating results.

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

As of March 31, 2005, we have 17,091,980 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2005, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S.

government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of March 31, 2005, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the first quarter of 2005. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $1.5 million in the first quarter of 2005. Based upon the expenses for the first quarter of 2005, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $62,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the first quarter of 2005 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was not significant.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported appropriately and within the time periods specified in applicable rules and forms.

Changes in internal controls.   During the first quarter of 2005 we began integrating the accounting operations of LDI, now DDI. Prior to our acquisition of LDI in January 2005, LDI was a privately held company operating with limited financial resources that had not implemented sufficient internal controls over financial reporting. We are in the process of implementing changes to improve the internal controls at LDI. We do not believe the integration of the accounting operations of LDI has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings

In connection with our enforcement activities relating to our intellectual property rights and to stop unauthorized use of our technology and trademarks, we terminated our license agreement to Sunplus Technology Co., Ltd., or Sunplus. In response, Sunplus filed suit against us alleging breach of contract arising from our termination of their license agreement. We prevailed on several preliminary motions by Sunplus seeking to enjoin us from terminating the license agreement. We filed a cross-complaint seeking a judicial declaration that we properly terminated the license agreement and to recover damages arising from Sunplus’ breach of the agreement. We believe Sunplus’ claim is without merit and intends to vigorously defend the case.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of March 31, 2005, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

In February 2005, several of our executives implemented individual stock selling plans in accordance with SEC Rule 10b5-1 to sell a portion of their holdings of our common stock over time as part of their individual long-term strategy for asset diversification and liquidity, while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company. The executives that have implemented such plans are Chief Executive Officer Jon Kirchner, Executive Vice President, Finance and Chief Financial Officer Melvin Flanigan, Executive Vice President, Operations Andrea Nee, Executive Vice President, Legal and General Counsel, Blake Welcher, Senior Vice President, Research and Development W. Paul Smith, Senior Vice President, Strategy and Business Development Patrick Watson, Senior Vice President, Engineering and Product Development Jan Wissmuller, Senior Vice President, Cinema division Don Bird, Vice President, Consumer/Pro Audio Brian Towne and Chairman of the Board of Directors Dan Slusser.

Under the Rule 10b5-1 trading plans, the DTS executives may each sell up to 20% of the stock and exercisable stock options held by such person as of the effective date of the plan during the one-year term of the plan; however, the executive shall not sell more than 50% of such shares in any one calendar quarter. Sales under these plans may be executed no more than once per month. These plans provide that sales may begin 90 days after the implementation date of the plan.

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL THEATER SYSTEMS, INC.
	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)
Date: May 10, 2005
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2005