Form 10-Q
period 2005-06-30
DTS, INC.
filed 2005-08-05
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission File Number 000-50335

DTS, Inc.

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

As of July 15, 2005 a total of 17,387,153 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.
FORM 10-Q
TABLE OF CONTENTS

DTS, INC.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

DTS, Inc.
Condensed Consolidated Balance Sheets

	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,271	$41,161
Short-term investments	93,040	66,449
Accounts receivable, net of allowance for doubtful accounts of $402 and $405 at December 31, 2004 and June 30, 2005, respectively	4,649	10,688
Inventories	3,669	3,787
Deferred tax assets	9,144	9,157
Prepaid expenses and other	3,651	2,721
Income tax receivable	72	—
Total current assets	135,496	133,963
Long-term investments	2,657	—
Property and equipment, net	3,539	6,496
Intangible assets, net	1,779	12,040
Goodwill	—	3,853
Deferred tax assets	500	1,863
Other assets	718	712
Total assets	$144,689	$158,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,716	$4,454
Accrued expenses	5,688	6,510
Deferred revenue	519	2,643
Income tax payable	—	7
Total current liabilities	9,923	13,614
Deferred tax liability	—	4,174
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2004 and June 30, 2005; no shares outstanding at December 31, 2004 and June 30, 2005	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2004 and June 30, 2005; 17,067,573 and 17,370,368 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	2	2
Additional paid-in capital	121,431	122,432
Retained earnings	13,333	18,705
Total stockholders’ equity	134,766	141,139
Total liabilities and stockholders’ equity	$144,689	$158,927

See accompanying notes to condensed consolidated financial statements.

DTS, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$10,720	$12,835	$23,217	$31,299
Product sales and other revenues	2,532	4,893	5,632	8,486
Total revenues	13,252	17,728	28,849	39,785
Cost of goods sold:
Technology and film licensing	1,166	1,035	2,146	2,317
Product sales and other revenues	1,755	3,995	3,667	7,176
Total cost of goods sold	2,921	5,030	5,813	9,493
Gross profit	10,331	12,698	23,036	30,292
Operating expenses:
Selling, general and administrative	6,798	8,080	13,238	16,124
Research and development	1,568	2,532	2,900	4,626
In-process research and development	—	—	—	2,300
Total operating expenses	8,366	10,612	16,138	23,050
Income from operations	1,965	2,086	6,898	7,242
Interest income, net	310	835	749	1,189
Other expense, net	(17)	(11)	(31)	(23)
Income from legal settlement	2,601	—	2,601	—
Income before provision for income taxes	4,859	2,910	10,217	8,408
Provision for income taxes	1,740	1,094	3,658	3,036
Net income	3,119	1,816	6,559	5,372
Net income per common share:
Basic	$0.19	$0.10	$0.39	$0.31
Diluted	$0.17	$0.10	$0.36	$0.30
Weighted average shares used to compute net income per common share:
Basic	16,830,764	17,331,602	16,704,490	17,206,415
Diluted	18,268,283	18,264,458	18,134,231	18,180,973

See accompanying notes to condensed consolidated financial statements.

DTS, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2004	2005
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,559	$5,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	1,679
Stock-based compensation charges	218	59
Allowance for doubtful accounts	45	5
Deferred income taxes	(2,027)	(202)
Tax benefit from employee stock plans	3,381	400
In-process research and development	—	2,300
Changes in operating assets and liabilities:
Accounts receivable	(3,212)	(5,841)
Inventories	(1,155)	(118)
Prepaid expenses and other assets	(234)	(225)
Accounts payable and accrued expenses	(65)	(702)
Deferred revenue	—	1,196
Income taxes	719	79
Net cash provided by operating activities	4,777	4,002
Cash flows from investing activities:
Sales (purchases) of investments, net	(28,533)	29,248
Cash paid for acquisitions	—	(11,000)
Purchase of property and equipment	(805)	(2,773)
Payment for patents and trademarks in process	(40)	(129)
Net cash provided by (used in) investing activities	(29,378)	15,346
Cash flows from financing activities:
Follow-on public offering costs	(10)	—
Proceeds from the issuance of common stock upon exercise of employee stock options	402	112
Proceeds from the issuance of common stock under employee stock purchase plan	473	430
Net cash provided by financing activities	865	542
Net increase (decrease) in cash and cash equivalents	(23,736)	19,890
Cash and cash equivalents, beginning of period	39,243	21,271
Cash and cash equivalents, end of period	$15,507	$41,161

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position at June 30, 2005, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 filed on Form 10-K filed on March 16, 2005.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $56,662 on the June 30, 2004 balance sheet. As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations. For the six months ended June 30, 2004, before these revisions in classification, net cash used in investing activities related to these current investments of $56,662 were included in cash and cash equivalents in the consolidated statement of cash flows.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition

In January 2005, the Company acquired Lowry Digital Images, Inc. (“LDI”). The Company recognizes revenue when titles subject to a customer order or contract are delivered and accepted by the customer and no significant obligations remain after customer acceptance. In certain instances the Company bills in advance of services. Prices are established in advance of the work performed and are generally fixed in nature. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. If losses are anticipated on a contract, such losses are recognized immediately.

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

Stock-Based Compensation

The Company accounts for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

To date, options have been granted at exercise prices that equal or exceed the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Net income:
As reported	$3,119	$1,816	$6,559	$5,372
Additional stock-based compensation expense determined under the fair value method, net of tax	(722)	(538)	(1,171)	(1,027)
Pro forma	$2,397	1,278	$5,388	$4,345
Net income per common share basic:
As reported	$0.19	$0.10	$0.39	$0.31
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma	$0.15	$0.07	$0.32	$0.25
Net income per common share—diluted:
As reported	$0.17	$0.10	$0.36	$0.30
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma	$0.13	$0.07	$0.29	$0.24

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three and six months ended June 30, 2005, the Company recorded stock-based compensation expense of $54 and $59, respectively, related to non-employee equity awards. For the three and six months ended June 30, 2004, the Company recorded stock-based compensation expense of $79 and $218, respectively, related to non-employee equity awards.

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123R that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. DTS employees are eligible to retire after age 60. For those employees that retire and are eligible, their options continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of FAS 123R, then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. Had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have recognized additional stock-based compensation expense resulting in the following adjusted proforma diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Diluted pro forma earnings per share (from above table)	$0.13	$0.07	$0.29	$0.24
Impact of retirement-eligible	—	(0.01)	(0.01)	(0.01)
Diluted pro forma earnings per share (adjusted to reflect non-substantive vesting approach)	$0.13	$0.06	$0.28	$0.23

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model it may use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of June 30, 2005, the effects of the adoption of SFAS 123R on the Company’s financial results for the next five years, based on stock-based awards granted as of June 30, 2005, would be as follows:

	Expenses by Fiscal Year
	Remaining Six Months
	2005	2006	2007	2008	2009
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$2,151	$2,464	$1,149	$393	$57

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on SFAS 123R. SAB 107 was issued to assist registrants by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected volatility and expected term. The Company will apply the guidance of SAB 107 in conjunction with its adoption of SFAS 123R.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005 FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) of the European Union (“EU”) which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. The Company is currently evaluating the effect of FSP 143-1 on its consolidated financial statements.

Note 4—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
Raw materials	$1,313	$1,297
Finished goods	2,356	2,490
Total inventories	$3,669	$3,787

Property and equipment consist of the following:

	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
Machinery and equipment	$3,036	$5,972
Office furniture and fixtures	2,693	3,047
Leasehold improvements	2,926	3,568
	8,655	12,587
Less: Accumulated depreciation	(5,116)	(6,091)
Property and equipment, net	$3,539	$6,496

Note 5—Business Combinations

In January 2005, the Company completed the acquisition of LDI for $9,642 in cash. In late 2004, the Company loaned LDI a total of $1,250 to enable LDI to satisfy certain liabilities. Neither LDI nor its stockholders were required to repay this loan prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital. Subsequent to the acquisition, we changed the name of the business to DTS Digital Images, Inc. (“DDI”).

The Merger Agreement also requires, under certain conditions, the Company to invest approximately $3,500 in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1,500 through the end of 2006. As of June 30, 2005, the Company has invested $1,135 of the $3,500 described above.

The estimated total purchase price for the acquisition of all of the outstanding shares of LDI is as follows:

Cash	$9,642
Bridge loan, including interest	1,261
Estimated direct acquisition costs	1,346
Total estimated purchase price	$12,249

The LDI acquisition was accounted for as a purchase business combination. The results of operations of LDI are included in our Consolidated Statement of Operations from January 3, 2005. The final purchase price is dependent on the actual direct acquisition costs and shares issued, if any, as further discussed below. Under the purchase method of accounting, the total estimated purchase price is allocated to LDI’s net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the estimated purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows:

Accounts receivable	$202
Tangible assets	1,094
Other assets	90
Deferred tax assets	1,441
Amortizable intangible assets:
Existing technology	10,200
Non-compete	400
Backlog	100
Tradename	200
IPR&D	2,300
Goodwill	3,853
Total assets acquired	19,880
Liabilities assumed:
Accounts payable	(942)
Accrued liabilities	(952)
Notes payable	(368)
Deferred revenues	(928)
Total liabilities assumed	(3,190)
Net deferred tax liability for acquired intangibles and purchase accounting	(4,441)
Total purchase price	$12,249

A preliminary estimate of $10.9 million has been allocated to amortizable intangible assets consisting of existing technology, non-compete, backlog, and tradenames.

A preliminary estimate of $3.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for LDI is subject to revision as more detailed analysis is completed and additional information on the fair values of LDI’s assets and liabilities become available. The Company expects to complete the evaluation in the fourth quarter 2005.

Any change in the fair value of the net assets of LDI will change the amount of the purchase price allocable to goodwill.

IPR&D, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets are being amortized with the following estimated economic useful lives:

Estimated Useful Life (Years)
Existing technology	11
Non-compete	3
Backlog	2
Tradename	1

Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by LDI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPR&D. Key assumptions for IPR&D included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

The former shareholders of LDI are entitled to receive shares of DTS common stock if certain gross profit targets in 2005 and/or 2006 are met. In the event that the targets are met in full, an aggregate of up to 857,213 shares of DTS common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

The results of operations of LDI are included in our Consolidated Statements of Operations from January 3, 2005, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, the Company used the income statements of LDI for the three and six months ended June 30, 2004. If the Company had acquired LDI at the beginning of fiscal year 2004, the Company’s unaudited pro forma net revenues, net income and net income per share for the three and six months ended June 30, 2004 would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Revenue	$14,275	$30,489
Net income	$2,691	$5,628
Net income per share—Basic	$0.16	$0.34
Net income per share—Diluted	$0.15	$0.31

Note 6—Goodwill and Intangibles

Goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate its value may no longer be recoverable. A two-step process for impairment testing of goodwill is used. For the first step, we screen for impairment and, if any impairment exists, we undertake a second step of measuring such impairment. We plan to perform our goodwill impairment test annually in our fourth fiscal quarter. Impairment testing is based on reporting units. In the six month period ended June 30, 2005, we added $3,853 to goodwill in connection with our acquisition of LDI, which is included in the Digital Images business segment. The Company did not have goodwill prior to the acquisition of LDI.

Included in cost of sales are $244 and $488 of amortization relating to existing technologies and backlog for the three and six months ended June 30, 2005, respectively. Included in operating expenses are $129 and $258 of amortization relating to non-compete and tradename for the three and six months ended June 30, 2005, respectively. The following table summarizes the weighted average lives and the carrying values of our acquired intangible assets by category:

		As of June 30, 2005			As of December 31, 2004
	Weighted Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	10.6	$11,627	$(642)	$10,985	$1,427	$(89)	$1,338
Non-compete	3	400	(67)	333	—	—	—
Backlog	2	100	(25)	75	—	—	—
Tradename	1	200	(100)	100	—	—	—
Total		$12,327	$(834)	$11,493	$1,427	$(89)	$1,338

As of June 30, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows:

Estimated Amortization Expense
Remainder of the year ending December 31, 2005	$744
2006	1,289
2007	1,239
2008	1,106
2009	1,106
Thereafter	6,009
Total	$11,493

Note 7—Bank Line of Credit

We have in place a $10,000 facility that expires on June 30, 2006. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At June 30, 2005, the Company was compliant with all covenants under the bank agreement.

At June 30, 2005, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. An annual commitment fee of $10 will be paid in July 2005 for this line of credit.

Note 8—Income Taxes

For the three and six months ended June 30, 2005, the Company recorded an income tax provision of $1,094 and $3,036, respectively, on pre-tax income of $2,910 and $8,408, respectively. This resulted in an annualized effective tax rate of 36.1%. For the three and six months ended June 30, 2004, the Company recorded an income tax provision of $1,740 and $3,658, respectively, on pre-tax income of $4,859 and $10,217, respectively. This resulted in an annualized effective tax rate of 35.8%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits.

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

In March 2005, in connection with the U.S. Internal Revenue Service’s (“IRS”) regular examination of the Company’s tax return for the year ended December 31, 2002, the IRS proposed adjustments related to certain items included in the Company’s return. In March 2005, the Company settled with the IRS and agreed to pay approximately $704. This amount was paid in April 2005 and did not have a material impact on our results of operations for the three or six months ended June 30, 2005.

In connection with the Company’s enforcement activities relating to its intellectual property rights and to stop unauthorized use of its technology and trademarks, the Company has settled its dispute with Sunplus Technology Co., Ltd. (“Sunplus”).

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

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three and six months ended June 30, 2004 and 2005 are as follows:

	Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$4,503	$5,138	$9,303	$9,934
Consumer business	8,749	10,974	19,546	27,515
Digital Images business	—	1,616	—	2,336
Total revenues	$13,252	$17,728	$28,849	$39,785

	Gross Profit
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$1,850	$2,235	$4,312	$4,408
Consumer business	8,481	10,484	18,724	26,485
Digital Images business	—	(21)	—	(601)
Total gross profit	$10,331	$12,698	$23,036	$30,292

	Income (Loss) From Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$(1,729)	$(1,604)	$(2,806)	$(2,623)
Consumer business	3,694	4,534	9,704	14,647
Digital Images business	—	(844)	—	(4,782)
Total income from operations	$1,965	$2,086	$6,898	$7,242

Included in the Digital Images business segment’s loss for the six months ended June 30, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
United States	$4,401	$5,664	$8,590	$15,043
International	8,851	12,064	20,259	24,742
Total revenues	$13,252	$17,728	$28,849	$39,785

The majority of international revenues are generated from Japan and are primarily denominated in United States dollars.

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2004 and June 30, 2005:

	Long-Lived Assets
	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
United States	$2,657	$5,079
International	882	1,417
Total long-lived assets	$3,539	$6,496

Note 11—Net Income Attributable to Common Stockholders Per Common Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Basic net income per common share:
Numerator:
Net income	$3,119	$1,816	$6,559	$5,372
Denominator:
Weighted average common shares outstanding	16,830,764	17,331,602	16,704,490	17,206,415
Basic net income per common share	$0.19	$0.10	$0.39	$0.31
Diluted net income per common share:
Numerator:
Net income	$3,119	$1,816	$6,559	$5,372
Denominator:
Weighted average shares outstanding	16,830,764	17,331,602	16,704,490	17,206,415
Effect of dilutive securities:
Common stock options	1,109,896	912,479	1,104,810	953,047
Common stock warrants	327,623	20,377	324,931	21,511
Diluted shares outstanding	18,268,283	18,264,458	18,134,231	18,180,973
Diluted net income per common share	$0.17	$0.10	$0.36	$0.30

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of common stock for the respective period, and, therefore, their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2005, there were 773,250 anti-dilutive common stock equivalents, with a weighted average exercise prices of $22.54. For the three and six months ended June 30, 2004, there were 133,750 anti-dilutive common stock equivalents, with a weighted average exercise prices of $26.34. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

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

We manage our business through three reportable segments—our consumer business, our cinema business, which we previously described as our theatrical business, and our digital images business. Prior to 2001, we derived a majority of our revenues from the cinema business. Beginning in 2001, however, we have derived a majority of our revenues from our consumer business.

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

In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, Hong Kong and Northern Ireland. We sell music content released under our DTS Entertainment label through exclusive distribution arrangements in the United States, Europe and Japan. We employ consultants to coordinate sales to independent retailers and we sell this music directly to consumers through an online store and other web-based retailers.

In our cinema business, our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide. We sell our digital multi-channel playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States and Canada, Western Europe, and in targeted markets in Asia and Latin America. We have also expanded our efforts to pursue theater companies that have a large concentration of movie theaters in selected foreign countries such as India and China, and in Eastern Europe.

In our digital images business, our senior management team markets our services directly to directors, producers and content owners. The sales process typically involves an evaluation of the cinema, home video or broadcast television content to be enhanced or restored and a determination of the scope of services required to achieve the desired result. Our digital images services enable current or archived film content to be enhanced or restored for high quality, high definition presentation in digital cinema, high definition optical media or broadcast applications.

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 62% and 66% of total revenues for the quarters ended June 30, 2005 and 2004, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car and PC markets as well. We expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in 2006. Because we expect to be a mandatory technology for the next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Failure to attain mandatory status in next generation high definition optical disc standards could cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse effect on our business.

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

Cinema Segment

Revenue from our cinema segment represented 29% and 34% of total revenues for the quarters ended June 30, 2005 and 2004, respectively. In our cinema business, 2004 was a solid year for sales of our playback hardware, marking a return to growth for cinema product sales. We expect growth in our cinema audio hardware to continue at a modest pace in 2005. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the growth in this market.

A trend that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, followed by longer-term adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. We believe the widespread adoption of digital cinema will be longer-term because of the significant capital investment that will be required by cinema operators to purchase new equipment and solutions. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, we do not currently offer digital cinema products and may not be successful in developing or selling competitive product offerings. We believe that the addition of the services provided by our digital images business, coupled with the pre-show and alternative content capabilities of our XD10 Cinema Media Player, will enhance our ability to play a role in the industry transition to high definition sound and images for digital cinema.

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

Digital Images Segment

Revenue from our digital images segment represented 9% of total revenues for the quarter ended June 30, 2005. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DDI. We believe that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues in this business totaled $1.6 million for the three months ended June 30, 2005, up significantly from $720,000 in the first quarter of 2005. To date, this business has restored and/or enhanced over 100 feature films, including such recent major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for DDI’s services.

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

DDI Revenue Recognition

Revenue is recognized when elements of a customer order or contract are delivered and accepted by the customer and no significant obligations remain after customer acceptance. In certain instances, we bill in advance of services. Prices are established in advance of the work performed and are generally fixed in nature. If losses are anticipated on a contract, such losses are recognized immediately.

Acquired In-Process Research and Development

The value assigned to acquired in-process research and development is determined by identifying acquired specific in-process research and development projects that would be continued and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability, upon consummation of a business combination.

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended June 30, 2005 increased 20% to $12.8 million from $10.7 million for the three months ended June 30, 2004. The increase in revenues from technology and film licensing was primarily attributable to growth in our car and PC licensing activities, and an increase in royalty recoveries from intellectual property compliance and enforcement activities. These activities, which included audits of shipments by certain of our licensees of products containing our technology, trademarks and/or know-how and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods. We expect such royalty recoveries to continue and that this activity will continue to improve revenue realization in our licensing business going forward. Our core DVD business was down quarter to quarter, in line with the industry as the industry is experiencing a slowdown in sales of DVD players and certain home theater equipment. We remain cautious on our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly in 2005, based primarily on the expected continuation of growth in the home theater market and from our license enforcement activities. However, we believe that the growth rate of our technology licensing business will decline in the second half of the year relative to the growth rate in the six months ended June 30, 2005. Our film licensing revenues decreased slightly for the three months ended June 30, 2005 compared to the prior year period due to fewer international releases in the DTS format and changes in the timing of major feature film releases. Film licensing is expected to decrease slightly in 2005.

Technology and film licensing revenues for the six months ended June 30, 2005 increased 35% to $31.3 million from $23.2 million for the six months ended June 30, 2004. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $7.1 million from intellectual property compliance and enforcement activities during the first two quarters of 2005 as well as an increase in consumer license revenues.

Product Sales and Other

Product sales and other revenues increased 93% to $4.9 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. This increase was primarily attributable to revenues generated by DDI, which we acquired in January 2005, and an increase in Cinema hardware sales of $722,000. Interest in our XD10 Cinema Media Player along with the recently released XD10P Cinema Audio Processor was a primary driver of sales. Revenue from shipments during this quarter totalling approximately $272,000 were deferred pending completion of a software deliverable, which we expect to be completed by the third quarter of 2005. Product sales and other revenue is expected to grow at a modest rate, as we continue to expect the market for pre-show entertainment to develop at a measured pace throughout the rest of 2005.

Product sales and other revenues increased 51% to $8.5 million for the six months ended June 30, 2005 from $5.6 million for the six months ended June 30, 2004. This increase was primarily attributable to revenues generated by DDI as well as an increase in Cinema hardware sales of approximately $750,000 due to the reasons mentioned above.

Segment Sales

Revenues from our consumer business totaled $11.0 million for the three months ended June 30, 2005, an increase of 25% from $8.7 million for the three months ended June 30, 2004. The increase in revenues was driven primarily by royalty recoveries and the increase in license revenue from our car and personal computer markets. Cinema revenues were $5.1 million for the three months ended June 30, 2005, an increase of 14% from $4.5 million for the three months ended June 30, 2004. The increase in revenues was driven primarily by an increase in hardware revenues offset by a slight decrease in film revenues. Revenues from our digital images business were $1.6 million for the three months ended June 30, 2005, the second quarter these revenues have been included in our results of operations.

Revenues from our consumer business totaled $27.5 million for the six months ended June 30, 2005, an increase of 41% from $19.5 million for the six months ended June 30, 2004. The increase in revenues was driven primarily by royalty recoveries and the growth in consumer electronics technology licensing as mentioned above. Cinema revenues were $9.9 million for the six months ended June 30, 2005, up 7% from the same period last year due primarily to growth in product sales, primarily the XD10 Cinema Media Player. At the end of the first quarter of 2005, we released the XD10P Cinema Audio Processor.

Gross Profit

Consolidated gross profit decreased to 72% of revenues for the three months ended June 30, 2005, from 78% for the three months ended June 30, 2004. We expect consolidated gross margins in the 70% to 75% range in 2005 primarily as a result of the incorporation of DDI into our consolidated results of operations.

For the six months ended June 30, 2005, consolidated gross profit decreased to 76% of revenues, compared to 80% for the same period in 2004 as a result of the incorporation of DDI into our consolidated results of operations as mentioned above.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues increased to 92% for the three months ended June 30, 2005 from 89% of related revenues for the prior year same period due to the increase in revenue relative to fixed costs.

For the six months ended June 30, 2005, technology and film licensing revenues increased to 93% of related revenues, compared to 91% for the same period in 2004 due to the reasons mentioned above.

Product Sales and Other

Gross profit associated with product sales and other revenues decreased to 18% of related revenues for the three months ended June 30, 2005 from 31% in the prior year period primarily as a result of negative margins relating to our digital images business due to fixed overhead and amortization of acquired intangibles in excess of revenues.

For the six months ended June 30, 2005, product sales and other revenues decreased to 15% of related revenues, compared to 35% for the same period in 2004 due to reasons mentioned above.

Segment Gross Profit

Gross profit for our consumer business decreased slightly to 96% of related revenues for the quarter ended June 30, 2005, from 97% in the prior year period. Our cinema business gross profit increased to 43% of related revenues for the quarter ended June 30, 2005 from 41% in the prior year period primarily due to the increase in revenue relative to fixed costs. Our digital images business experienced negative gross margins due to lower than anticipated revenues and the amortization of acquired intangibles of $244,000. We expect margins in the digital images business to improve as revenues increase throughout the remainder of the year.

For the six months ended June 30, 2005, our consumer business gross profit remained consistent at 97% of related revenues, compared to the same period in 2004. Our cinema business gross profit decreased slightly to 44% of related revenues, compared to 46% for the same period in 2004. Our digital images business experienced negative gross margins due to the reasons mentioned above and the amortization of acquired intangibles of $488,000.

Selling, General and Administrative

Selling, general and administrative expenses increased 19% to $8.1 million for the three months ended June 30, 2005, compared to $6.8 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $1.2 million, as we increased headcount to support our growth. Also contributing to the increase was $366,000 relating to the inclusion of DDI in our results of operations. Included in the increase related to DDI is amortization of acquired intangibles of $96,000.

Selling, general and administrative expenses increased 22% to $16.1 million for the six months ended June 30, 2005, compared to $13.2 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $1.1 million as we increased headcount to support our growth, and professional services of $1.1 million which includes costs associated with our increased intellectual property compliance and enforcement activities, and other additional costs associated with operating as a public company. Also contributing to the increase was $868,000 relating to the inclusion of DDI in our results of operations. Included in the increase related to DDI is amortization of acquired intangibles of $192,000.

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the three months ended June 30, 2005, research and development expenses were $2.5 million, compared to $1.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2004, research and development expenses were $4.6 million, up from $2.9 million for the six months ended June 30, 2004. The increase for both periods is primarily due to increased labor costs associated with new product initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. Also contributing to the increase was the inclusion of DDI research and development activities totaling $204,000 and $383,000 for the three and six months ended June 30, 2005, respectively.

We expect to continue to increase our investment in applications engineering and research and development activities overall in future quarters, primarily in support of new product initiatives, the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the six months ended June 30, 2005, relates to development projects that had not reached technological feasibility, were of no future alternative use and which were expensed upon consummation of the acquisition of LDI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by LDI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest (Income) Expense, Net

Interest income, net, for the three and six months ended June 30, 2005 increased significantly over the same period of the prior year due to the generally improved interest rate environment and a temporary shift away from tax-exempt auction rate securities to taxable investments, which generate higher nominal yields. Offsetting the increase for the six months ended June 30, 2005, is the inclusion of interest income related to a royalty settlement in the first quarter of 2004.

Income From Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the six months ended June 30, 2004 we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income.

Income Taxes

For the three and six months ended June 30, 2005, we recorded an income tax provision of $1.1 million and $3.0 million, respectively, on pre-tax income of $2.9 million and $8.4 million, respectively. This resulted in an annualized effective tax rate of 36.1%. For the three and six months ended June 30, 2004, we recorded an income tax provision of $1.7 million and $3.7 million, respectively, on pre-tax income of $4.9 million and $10.2 million, respectively. This resulted in an annualized effective tax rate of 35.8%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits. We expect the effective tax rate for 2005 will be approximately 36%, slightly higher than our previous estimates due primarily to the non-deductibility of in-process research and development charges and changes in our geographic earnings mix expectations as the year has progressed.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and short- and long-term investments of $107.6 million, compared to $117.0 million at December 31, 2004.

Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2005, compared to $4.8 million for the six months ended June 30, 2004. Accounts receivable, net of acquired accounts receivable, increased $5.8 million for the six months ended June 30, 2005 due to royalty recoveries and other accrued license fees. Our tax benefit from the exercise of options decreased $3.0 million for the six months ended June 30, 2005, compared to the same prior period. Included in 2004 was an unusually high volume of option exercises during the six months subsequent to our initial public offering lockup release in early 2004. Additionally, lower average market prices for shares of our common stock in the first six months of 2005 relative to the same period in 2004 resulted in lower option exercise activity during 2005.

Net cash provided by investing activities totaled $15.3 million for the six months ended June 30, 2005. Net cash used in investing activities totaled $29.4 million for the six months ended June 30, 2004. The increase in cash provided by investing activities for the six months ended June 30, 2005 is primarily a result of the net sales of investments of $29.2 million, offset by the acquisition of LDI of $11.0 million and purchases of property and equipment of $2.8 million. We have shifted our investment focus away from the purchase of auction rate securities that are classified as short-term investments, which has resulted in an increase in our cash balance.

Net cash provided by financing activities totaled $542,000 and $865,000 for the six months ended June 30, 2005 and 2004, respectively, and primarily consists of the exercise of stock options and purchases of stock under our employee stock purchase plan.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included herein and in our Form 10-K filed on March 16, 2005 and in any other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, or SFAS 151. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. This statement is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 151 in the three months ended March 31, 2005 and the adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options, and we are currently assessing which model we will use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of June 30, 2005, the effects of the adoption of SFAS 123R on our financial results for the next five years, based on stock-based awards granted as of June 30, 2005, would be as follows:

	Expenses by Fiscal Year
	Remaining
	Six
	Months
	2005	2006	2007	2008	2009
	(unaudited)
	(In thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$2,151	$2,464	$1,149	$393	$57

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

In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107 to provide guidance on SFAS 123R. SAB 107 was issued to assist registrants by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected volatility and expected term. We will apply the guidance of SAB 107 in conjunction with our adoption of SFAS 123R.

In June 2005 FASB Staff Position, or FSP, 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the “Directive”, of the European Union, or EU, which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. We are currently evaluating the effect of FSP 143-1 on our consolidated financial statements.

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”, or SFAS 154. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

•       products for cinema markets, such as Smart Devices, Inc., Ultra Stereo Labs, Inc., Eastman Kodak Company, Screenvision Cinema Network LLC, National CineMedia LLC, and Unique Digital Ltd., and

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

Sony Corporation is both a competitor and a significant customer in most of our markets. If Sony decides to eliminate the use of our technology in its products or to compete with us more aggressively in our markets, the revenues that we derive from Sony would be lower than expected.

Current and future governmental and industry standards may significantly limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby’s have optional status in Standard and High-Definition DVD. In the emerging standards for high definition-DVD, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. Recently, however, there has been discussion regarding merging the two competing next generation optical disc standards. If either or both of these standards are re-examined as a result of these discussions or a new standard is developed, we may not be included as mandatory in any new or revised standard.

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

Companies that participate in the digital audio, digital image processing, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property disputes, with or without merit, could be costly and time consuming to litigate or settle, and could divert management’s attention from executing our business plan. In addition, our technology and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party’s rights and could be required to temporarily or permanently discontinue licensing our products.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal control over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. While we conduct rigorous reviews of our internal control over financial reporting in order to comply with the Section 404 requirements, our registered public accounting firm may interpret the Section 404 requirements and the related rules and regulations differently from us, or our registered public accounting firm or management may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date and may continue to change such that we may not be able to comply with these new requirements. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. In addition, in January 2005, we acquired Lowry Digital Images, Inc., or LDI, a privately held company with limited financial resources that had not implemented sufficient internal control over financial reporting. We may in the future make additional acquisitions which may be significant to our operations either individually or in the aggregate. We may face significant challenges in implementing the required processes and procedures in the acquired operations of LDI or any other businesses that we may acquire. As a result, our registered public accounting firm may issue an adverse report or a disclaimer on management’s assesment of internal control over financial reporting. Management may also identify material weaknesses which would cause management to conclude internal control over financial reporting is not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

The market for consumer video products is also intensely competitive and price sensitive. Retail prices for consumer video products that have been processed, enhanced or restored by us, such as movies, concerts or animated content released on DVD or other media, have experienced price pressure and we expect this price pressure to continue for the foreseeable future. Declining prices for such video products could create downward pressure on the fees we currently charge our customers for the image processing, enhancement and restoration services we provide. If the motion picture studios, content owners, producers or distributors were to believe that the existing image quality is satisfactory or that the pricing for our services is too high, they could decide to not use our services altogether.

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

Although all nine major film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our digital image services. Our cinema and digital images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our digital image enhancement services. Any significant decline in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world.

If the movie industry adopts new digital cinema technology in place of current film technology, demand for our cinema products and services could decline.

The movie theater industry may transition from film-based media to electronic-based, or digital, media. If this transition occurs, we may be unable to meaningfully respond with competitive product offerings. In addition, if the film industry broadly adopts digital cinema, our technology and current product and service offerings could be rendered obsolete. In such an event, demand by movie theaters for our playback systems, cinema processors, and systems for subtitling, captioning, and descriptive narration as well as film licensing revenue would decline.

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

The loss of key personnel or an inability to attract qualified personnel in a timely manner could slow our technology and product development and harm our ability to execute our business plan. We do not generally carry key-man life insurance on any of our employees, with the exception that we are the beneficiary of a $10 million key-man life insurance policy for John Lowry.

We have a limited operating history in many of our key markets.

Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. In addition, while we have completed over 100 digital image processing, enhancement and restoration film projects, it is only recently that a large number of these projects have been completed. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology and image services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last sixteen fiscal quarters. We expect our operating expenses to increase as we, among other things:

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

We market and sell our products and services outside the United States, and currently have employees located in Canada, China, England, Japan, Hong Kong, Italy, Mexico, Northern Ireland, and Spain. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. We face numerous risks in doing business outside the United States, including:

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

Even if we are successful in expanding into China, we may be greatly impacted by the political, economic, and military conditions in China, Taiwan, North Korea, and South Korea. These countries have periodically conducted military exercises in or near the other’s territorial waters and airspace. Such disputes may continue or escalate, resulting in economic embargos, disruptions in shipping, or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products or products that incorporate our technology.

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

A significant percentage of our revenues are generated from our consumer electronics products manufacturer customers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive and time consuming and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. Currently, we account for options using the intrinsic value method, which results in no compensation expense, since we grant employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant. If, however, we had used the fair value method of accounting for stock options granted to employees using a Black-Scholes option valuation formula, our net income for the six months ended June 30, 2005, would have been reduced by $1.0 million, from $5.4 million to $4.4 million for that period. When we adopt FAS 123R in the first quarter of 2006, we will have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options, which will have a material adverse affect on our operating results.

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

As of June 30, 2005, we have 17,370,368 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2005, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of June 30, 2005, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in seven countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the first quarter of 2005. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.1 million in the first six months of 2005. Based upon the expenses for the first six months of 2005, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $124,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the three and six month periods ended June 30, 2005 of 2005 the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was not significant.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15(d)-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings

During the quarter ended June 30, 2005, we settled our dispute with Sunplus Technology Co., Ltd.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the second quarter of 2005, pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act, the Registrant issued an aggregate of 211,583 shares of common stock upon the cashless exercise of a warrant to purchase an aggregate of 574,825 shares of common stock.

(b) On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of June 30, 2005, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of DTS, Inc. was held on May 19, 2005. The following matters were voted upon and were approved as set forth below.

The stockholders elected two Class II directors to hold office until the 2008 Annual Meeting of Stockholders by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
Joerg D. Agin	15,310,389	524,583
C. Ann Busby	15,733,987	100,985

The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders: Jon E. Kirchner, James B. McElwee and Ronald N. Stone.

The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders: Daniel E. Slusser and Joseph A. Fischer.

The stockholders ratified PricewaterhouseCoopers LLP as independent registered public accounting firm of DTS, Inc. by the following vote:

Number of Shares
For	Against	Abstain
15,816,007	15,755	3,210

The stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s corporate name from “Digital Theater Systems, Inc.” to “DTS, Inc.” by the following vote:

Number of Shares
For	Against	Abstain
15,374,111	454,182	6,679

The stockholders approved the Performance Incentive Plan (the “PIP”), pursuant to which awards of restricted stock that are intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, may be made to eligible Company employees, including each of the Company’s named executive officers. The PIP, effective as of January 1, 2005, was approved by the following vote:

Number of Shares
For	Against	Abstain	No Vote
10,848,733	954,214	474,360	3,557,665

Item 5.                        Other Information

The Company has entered into employment agreements, each effective in May 2005, with each of Melvin Flanigan, Blake Welcher, Andrea Nee, Jan Wissmuller, Mr. William Paul Smith, Don Bird, Brian Towne, Patrick Watson and William Neighbors. The Company has filed these agreements as exhibits 10.46 through 10.54 included with this Report.

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
3.9	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005
10.46	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005
10.47	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005
10.48	Employment Agreement by and between the Registrant and Andrea Nee, effective as of May 20, 2005
10.49	Employment Agreement by and between the Registrant and Jan Wissmuller, effective as of May 20, 2005
10.50	Second Amendment to Service Agreement between the Registrant and Mr. William Paul Smith, dated June 3, 2005
10.51	Employment Agreement by and between the Registrant and Don Bird, effective as of May 20, 2005
10.52	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005
10.53	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005
10.54	Employment Agreement by and between the Registrant and William Neighbors, effective as of May 18, 2005
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, INC.
	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer (Duly Authorized Officer)
Date: August 5, 2005
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 5, 2005