Form 10-Q
period 2005-09-30
DTS, INC.
filed 2005-11-09
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number 000-50335

DTS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
5171 Clareton Drive Agoura Hills, California 91301	(818) 706-3525
(Address of principal executive	(Registrant’s telephone number,
offices and zip code)	Including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of October 31, 2005 a total of 17,440,217 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.
FORM 10-Q
TABLE OF CONTENTS

DTS, INC.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

DTS, Inc.
Condensed Consolidated Balance Sheets

	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,271	$30,406
Short-term investments	93,040	78,124
Accounts receivable, net of allowance for doubtful accounts of $402 and $398 at December 31, 2004 and September 30, 2005, respectively	4,649	8,692
Inventories	3,669	4,077
Deferred tax assets	9,144	8,023
Prepaid expenses and other	3,651	2,946
Income tax receivable	72	1,358
Total current assets	135,496	133,626
Long-term investments	2,657	—
Property and equipment, net	3,539	7,267
Intangible assets, net	1,779	11,672
Goodwill	—	3,640
Deferred tax assets	500	1,762
Other assets	718	541
Total assets	$144,689	$158,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,716	$3,445
Accrued expenses	5,688	6,437
Deferred revenue	519	2,102
Total current liabilities	9,923	11,984
Deferred tax liability	—	3,897
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2004 and September 30, 2005; no shares outstanding at December 31, 2004 and September 30, 2005	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2004 and September 30, 2005; 17,067,573 and 17,434,882 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	2	2
Additional paid-in capital	121,431	122,726
Retained earnings	13,333	19,899
Total stockholders’ equity	134,766	142,627
Total liabilities and stockholders’ equity	$144,689	$158,508

See accompanying notes to condensed consolidated financial statements.

DTS, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$13,058	$12,611	$36,275	$43,910
Product sales and other revenues	2,894	4,942	8,526	13,428
Total revenues	15,952	17,553	44,801	57,338
Cost of goods sold:
Technology and film licensing	1,199	1,194	3,345	3,511
Product sales and other revenues	1,911	3,450	5,578	10,626
Total cost of goods sold	3,110	4,644	8,923	14,137
Gross profit	12,842	12,909	35,878	43,201
Operating expenses:
Selling, general and administrative	6,746	8,971	19,984	25,095
Research and development	1,501	2,612	4,401	7,238
In-process research and development	—	—	—	2,300
Total operating expenses	8,247	11,583	24,385	34,633
Income from operations	4,595	1,326	11,493	8,568
Interest income, net	373	635	1,122	1,824
Other expense, net	31	123	—	100
Income from legal settlement	—	—	2,601	—
Income before provision for income taxes	4,999	2,084	15,216	10,492
Provision for income taxes	1,774	890	5,432	3,926
Net income	3,225	1,194	9,784	6,566
Net income per common share:
Basic	$0.19	$0.07	$0.58	$0.38
Diluted	$0.18	$0.07	$0.54	$0.36
Weighted average shares used to compute net income per common share:
Basic	17,005,750	17,411,461	16,805,643	17,275,515
Diluted	18,217,995	18,342,186	18,129,068	18,194,333

See accompanying notes to condensed consolidated financial statements.

DTS, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2005
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,784	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919	2,691
Stock-based compensation charges	267	75
Allowance for doubtful accounts	45	5
Deferred income taxes	(2,025)	937
Tax benefit from employee stock plans	3,878	563
In-process research and development	—	2,300
Changes in operating assets and liabilities:
Accounts receivable	(1,389)	(3,845)
Inventories	(723)	(408)
Prepaid expenses and other assets	(884)	(279)
Accounts payable and accrued expenses	1,146	(1,786)
Deferred revenue	—	655
Income taxes	1,634	(1,286)
Net cash provided by operating activities	12,652	6,188
Cash flows from investing activities:
Purchases of investments	(91,863)	(80,703)
Maturities of investments	7,130	52,277
Sales of investments	52,112	45,998
Cash paid for acquisitions	(1,384)	(11,000)
Purchase of property and equipment	(1,036)	(4,168)
Payment for patents and trademarks in process	(57)	(115)
Net cash provided by (used in) investing activities	(35,098)	2,289
Cash flows from financing activities:
Follow-on public offering costs	(30)	—
Proceeds from the issuance of common stock upon exercise of employee stock options	470	228
Proceeds from the issuance of common stock under employee stock purchase plan	473	430
Net cash provided by financing activities	913	658
Net increase (decrease) in cash and cash equivalents	(21,533)	9,135
Cash and cash equivalents, beginning of period	39,243	21,271
Cash and cash equivalents, end of period	$17,710	$30,406

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position at September 30, 2005, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 filed on Form 10-K on March 16, 2005.

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

In the third quarter of 2005, the Company’s management identified an error in its calculation of commission expense that was corrected during the third quarter of 2005. The correction had the effect of increasing selling, general and administrative expenses and operating expenses by $287 for the three months ended September 30, 2005. This correction also decreased income from operations and income before provision for income taxes by $287 and decreased net income by $180. Although this correction was an out-of-period adjustment, the Company’s management determined that the effect on previously filed reports was not material.

Reclassification

The Company has reclassified certain auction rate securities and variable rate demand obligations from cash equivalents to short-term marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28 or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Variable rate demand obligations generally provide an option to tender securities at par on seven days’ notice. The interest rate resets daily, weekly or at longer intervals as set forth in each instrument.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. The Company’s re-evaluation of the maturity dates and other provisions associated with the underlying bonds resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $51,848 on the September 30, 2004 balance sheet. As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported consolidated statements of cash flows or the previously reported consolidated statements of operations. For the nine months ended September 30, 2004, before these revisions in classification, net cash used in investing activities related to these current investments of $51,848 was included in cash and cash equivalents in the consolidated statement of cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
		(Unaudited)
Net income:
As reported	$3,225	$1,194	$9,784	$6,566
Additional stock-based compensation expense determined under the fair value method, net of tax	117	(680)	(1,054)	(1,707)
Pro forma	$3,342	514	$8,730	$4,859
Net income per common share basic:
As reported	$0.19	$0.07	$0.58	$0.38
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.01	(0.04)	(0.06)	(0.10)
Pro forma	$0.20	$0.03	$0.52	$0.28
Net income per common share—diluted:
As reported	$0.18	$0.07	$0.54	$0.36
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.01	(0.04)	(0.06)	(0.09)
Pro forma	$0.19	$0.03	$0.48	$0.27

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the three and nine months ended September 30, 2005, the Company recorded stock-based compensation expense of $16 and $75, respectively, related to non-employee equity awards. For the three and nine months ended September 30, 2004, the Company recorded stock-based compensation expense of $49 and $267, respectively, related to non-employee equity awards.

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123R that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. DTS employees are eligible to retire after age 60. For those employees that retire and are eligible, their options continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of FAS 123R, then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. Had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have recognized additional stock-based compensation expense resulting in the following adjusted pro forma diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
		(unaudited)
Diluted pro forma earnings per share (from above table)	$0.19	$0.03	$0.48	$0.27
Impact of retirement-eligible	—	—	(0.01)	(0.01)
Diluted pro forma earnings per share (adjusted to reflect non-substantive vesting approach)	$0.19	$0.03	$0.47	$0.26

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model it may use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of September 30, 2005, using the Black-Scholes method, the effects of the adoption of SFAS 123R on the Company’s financial results for the next five years, based on stock-based awards granted as of September 30, 2005, would be as follows:

	Expenses by Fiscal Year
	Remaining Three Months
	2005	2006	2007	2008	2009
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$832	$3,036	$2,659	$1,410	$314

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

In June 2005 FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) of the European Union (“EU”) which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. The adoption of FSP 143-1 did not have a material impact on the Company’s consolidated financial statements.

Note 4—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
Raw materials	$1,313	$1,246
Finished goods	2,356	2,831
Total inventories	$3,669	$4,077

Property and equipment consist of the following:

	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
Machinery and equipment	$3,036	$6,969
Office furniture and fixtures	2,693	3,287
Leasehold improvements	2,926	3,680
	8,655	13,936
Less: Accumulated depreciation	(5,116)	(6,669)
Property and equipment, net	$3,539	$7,267

Note 5—Business Combinations

In January 2005, the Company completed the acquisition of LDI for $9,642 in cash. In late 2004, the Company loaned LDI a total of $1,250 to enable LDI to satisfy certain liabilities. Neither LDI nor its stockholders were required to repay this loan prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital. Subsequent to the acquisition, we changed the name of the business to DTS Digital Images, Inc. (“DTS DI”).

The merger agreement also required, under certain conditions, the Company to invest approximately $3,500 in the business of LDI on or prior to June 30, 2005 to enable LDI to make certain capital expenditures and, if and to the extent LDI meets specified gross profit milestones, to invest up to an additional $1,500 through the end of 2006. Based upon the conditions met as of June 30, 2005 the Company invested $1,813 of the $3,500 described above.

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

Accounts receivable	$202
Tangible assets	1,094
Other assets	90
Deferred tax assets	1,356
Amortizable intangible assets:
Existing technology	10,200
Non-compete	400
Backlog	100
Tradename	200
IPR&D	2,300
Goodwill	3,640
Total assets acquired	19,582
Liabilities assumed:
Accounts payable	(942)
Accrued liabilities	(919)
Notes payable	(368)
Deferred revenues	(928)
Total liabilities assumed	(3,157)
Net deferred tax liability for acquired intangibles and purchase accounting	(4,176)
Total purchase price	$12,249

A preliminary estimate of $10,900 has been allocated to amortizable intangible assets consisting of existing technology, non-compete, backlog, and tradenames.

A preliminary estimate of $3,640 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for LDI is subject to revision as more detailed analysis is completed and additional information on the fair values of LDI’s assets and liabilities become available. Goodwill decreased $213 in the third quarter of this year as a result of additional information relating to the fair value of certain assets and liabilities. The Company expects to complete the evaluation in the fourth quarter of 2005.

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

The former shareholders of LDI are entitled to receive shares of DTS common stock if certain gross profit targets in 2005 and/or 2006 are met. The target for 2005 has not been met. In the event that the targets are met in full, an aggregate of up to 857,213 shares of DTS common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

The results of operations of LDI are included in our Consolidated Statements of Operations from January 3, 2005, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, the Company used the income statements of LDI for the three and nine months ended September 30, 2004. If the Company had acquired LDI at the beginning of fiscal year 2004, the Company’s unaudited pro forma net revenues, net income and net income per share for the three and nine months ended September 30, 2004 would have been as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenue	$18,169	$48,658
Net income	$3,389	$9,013
Net income per share—Basic	$0.20	$0.54
Net income per share—Diluted	$0.19	$0.50

Note 6—Goodwill and Intangibles

Goodwill is not amortized, but is tested for impairment at least annually, or sooner, if circumstances indicate its value may no longer be recoverable. A two-step process for impairment testing of goodwill is used. For the first step, we screen for impairment and, if any impairment exists, we undertake a second step of measuring such impairment. We plan to perform our goodwill impairment test annually in our fourth fiscal quarter. Impairment testing is based on reporting units. In the nine month period ended September 30, 2005, we added $3,640 to goodwill in connection with our acquisition of LDI, which is included in the Digital Images business segment. The Company did not have goodwill prior to the acquisition of LDI.

Included in cost of sales are $244 and $732 of amortization relating to existing technologies and backlog for the three and nine months ended September 30, 2005, respectively. Included in operating expenses are $129 and $387 of amortization relating to non-compete and tradename for the three and nine months ended September 30, 2005, respectively. The following table summarizes the weighted average lives and the carrying values of our acquired intangible assets by category:

		As of September 30, 2005			As of December 31, 2004
	Weighted Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	10.6	$11,627	$(918)	$10,709	$1,427	$(89)	$1,338
Non-compete	3	400	(100)	300	—	—	—
Backlog	2	100	(38)	62	—	—	—
Tradename	1	200	(150)	50	—	—	—
Total		$12,327	$(1,206)	$11,121	$1,427	$(89)	$1,338

As of September 30, 2005, we expect the amortization of acquired intangible assets for future periods to be as follows:

Estimated Amortization Expense
Remainder of the year ending December 31, 2005	$372
2006	1,289
2007	1,239
2008	1,106
2009	1,106
Thereafter	6,009
Total	$11,121

Note 7—Bank Line of Credit

We have in place a $10,000 facility that expires on June 30, 2006. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At September 30, 2005, the Company was compliant with all covenants under the bank agreement.

At September 30, 2005, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. An annual commitment fee of $10 was paid in July 2005 for this line of credit.

Note 8—Income Taxes

For the three and nine months ended September 30, 2005, the Company recorded an income tax provision of $890 and $3,926, respectively, on pre-tax income of $2,084 and $10,492, respectively. This resulted in an annualized effective tax rate of 37.4%. For the three and nine months ended September 30, 2004, the Company recorded an income tax provision of $1,774 and $5,432, respectively, on pre-tax income of $4,999 and $15,216, respectively. This resulted in an annualized effective tax rate of 35.7%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign tax rate differentials and research and development credits.

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

Note 10—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Cinema business segment, previously referred to as the Theatrical business segment, the Consumer business segment and the Digital Images business segment. The Cinema business segment provides digital playback systems and cinema processor equipment to movie theaters, and provides film licensing services to film production and distribution companies. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Digital Images business provides processing, enhancement and restoration services for cinema, home video and broadcast television content.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three and nine months ended September 30, 2004 and 2005 are as follows:

	Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$5,135	$5,742	$14,438	$15,676
Consumer business	10,817	10,213	30,363	37,728
Digital Images business	—	1,598	—	3,934
Total revenues	$15,952	$17,553	$44,801	$57,338

	Gross Profit
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$2,443	$3,089	$6,755	$7,497
Consumer business	10,399	9,799	29,123	36,284
Digital Images business	—	21	—	(580)
Total gross profit	$12,842	$12,909	$35,878	$43,201

	Income (Loss) From Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Cinema business	$(898)	(742)	$(3,704)	$(3,365)
Consumer business	5,493	3,282	15,197	17,929
Digital Images business	—	(1,214)	—	(5,996)
Total income from operations	$4,595	$1,326	$11,493	$8,568

Included in the Digital Images business segment’s loss for the nine months ended September 30, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
United States	$5,045	$6,101	$13,635	$21,144
International	10,907	11,452	31,166	36,194
Total revenues	$15,952	$17,553	$44,801	$57,338

The majority of international revenues is generated from Japan and is primarily denominated in United States dollars.

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2004 and September 30, 2005:

	Long-Lived Assets
	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
United States	$2,657	$5,772
International	882	1,495
Total long-lived assets	$3,539	$7,267

Note 11—Net Income Attributable to Common Stockholders Per Common Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Basic net income per common share:
Numerator:
Net income	$3,225	$1,194	$9,784	$6,566
Denominator:
Weighted average common shares outstanding	17,005,750	17,411,461	16,805,643	17,275,515
Basic net income per common share	$0.19	$0.07	$0.58	$0.38
Diluted net income per common share:
Numerator:
Net income	$3,225	$1,194	$9,784	$6,566
Denominator:
Weighted average shares outstanding	17,005,750	17,411,461	16,805,643	17,275,515
Effect of dilutive securities:
Common stock options	994,463	908,720	1,034,550	897,135
Common stock warrants	217,782	22,005	288,875	21,682
Diluted shares outstanding	18,217,995	18,342,186	18,129,068	18,194,333
Diluted net income per common share	$0.18	$0.07	$0.54	$0.36

Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. Certain common stock equivalents were excluded from the calculation of diluted EPS because the exercise price of these common stock equivalents was greater than the average market price of common stock for the respective period, and, therefore, their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2005, there were 817,150 and 845,150, respectively, anti-dilutive common stock equivalents, with weighted average exercise prices of $22.41 and $22.28, respectively. For the three and nine months ended September 30, 2004, there were 611,000 and 378,500, respectively, anti-dilutive common stock equivalents, with weighted average exercise prices of $23.62 and $24.47, respectively. These options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

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

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets. With our January 2005 acquisition of Lowry Digital Images, Inc., now DTS Digital Images, Inc., or DTS DI, we have expanded our business into high quality digital image processing, enhancement and restoration for the cinema, home video, and broadcast television markets.

In the third quarter of 2005, we identified an error in our calculation of commission expense that was corrected during the third quarter of 2005. The correction had the effect of increasing selling, general and administrative expenses and operating expenses by $287,000 for the three months ended September 30, 2005. This correction also decreased income from operations and income before provision for income taxes by $287,000 and decreased net income by $180,000. Although this correction was an out-of-period adjustment, we determined that the effect on previously filed reports was not material.

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

In our digital images business, we derive revenues from the processing, enhancement and restoration of cinema, home video and broadcast television content. We provide these services to motion picture and television studios and other content owners. We offer our services on either a fixed fee or time and materials basis.

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

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported to us the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part our normal operations, we cannot predict the amount or timing of such revenues.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 58% and 68% of total revenues for the quarters ended September 30, 2005 and 2004, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car and PC markets as well. We expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in 2006. Because we expect to be a mandatory technology for next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Failure to attain mandatory status in next generation high definition optical disc standards could cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse effect on our business.

In July 2004, we acquired QDesign Corporation, or QDesign, a company focused on lower-bit rate audio delivery technology. The market for higher quality entertainment is expanding into portable devices such as portable audio players, PDAs, and wireless handset applications that require the use of low-bit rate audio coding systems. Concurrent with this trend, there is a growing need for a good link between home and portable devices that preserves as much quality as possible and allows consumers a seamless technology solution for the storage and playback of their content. In October 2004, leveraging our existing research and development efforts and the intellectual property acquired in the QDesign acquisition, we launched DTS-HD, a scalable coding system. This technology allows content to be played in home and portable devices. We believe that the broad and robust nature of this offering improves the probability of inclusion of our technologies in next generation products.

Cinema Segment

Revenue from our cinema segment represented 33% and 32% of total revenues for the quarters ended September 30, 2005 and 2004, respectively. In our cinema business, 2004 was a solid year for sales of our playback hardware, marking a return to growth for cinema product sales. We expect growth in our cinema audio hardware to continue at a modest pace in 2005. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the growth in this market.

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

Digital Images Segment

Revenue from our digital images segment represented 9% of total revenues for the quarter ended September 30, 2005. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. We believe that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues in this business totaled $1.6 million for the three months ended September 30, 2005. To date, this business has restored and/or enhanced over 100 feature films, including such major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for DTS DI’s services.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. With the exceptions of the revenue recognition and in-process research and development in connection with the recent acquisition of LDI, now DTS DI, as described below, there has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 16, 2005.

DTS DI Revenue Recognition

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

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended September 30, 2005 decreased 3% to $12.6 million from $13.1 million for the three months ended September 30, 2004. The decrease in revenues from technology and film licensing was primarily attributable to a decrease in royalty recoveries from intellectual property compliance and enforcement activities in the third quarter of 2005 relative to the same period in the prior year. Our combined home AV/DVD licensing business, excluding royalty recoveries, was down 4% year-to-year in the third quarter due primarily to continuing softness in the DVD player market. However, we continue to see good growth in our car and PC licensing, which posted year over year growth totals of 52% and 23%, respectively, in the third quarter of 2005. We remain cautious in our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly for 2005, based primarily on the expected continuation of growth in our decoder licensing program and from our license enforcement activities. Our film licensing revenues decreased slightly for the three months ended September 30, 2005 compared to the prior year period due to fewer international releases in the DTS format and changes in the timing of major feature film releases. Film licensing is expected to decrease slightly for the full year 2005 compared to 2004.

Technology and film licensing revenues for the nine months ended September 30, 2005 increased 21% to $43.9 million from $36.3 million for the nine months ended September 30, 2004. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $6.8 million from intellectual property compliance and enforcement activities during 2005 as well as an increase in consumer license revenues.

Product Sales and Other

Product sales and other revenues increased 71% to $4.9 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. This increase was primarily attributable to revenues generated by DTS DI, which we acquired in January 2005, and an increase in Cinema hardware sales of $620,000. Interest in our XD10 Cinema Media Player along with the XD10P Cinema Audio Processor was a primary driver of sales. Deferred revenue of approximately $828,000 was recognized during the third quarter of 2005, which had been pending the completion of a software deliverable. Product sales and other revenue is expected to grow at a modest rate, as we continue to expect market interest in multi-function playback devices to develop at a measured pace throughout the rest of 2005.

Product sales and other revenues increased 57% to $13.4 million for the nine months ended September 30, 2005 from $8.5 million for the nine months ended September 30, 2004. This increase was primarily attributable to revenues generated by DTS DI as well as an increase in Cinema hardware sales of approximately $1.4 million due to the reasons mentioned above.

Segment Sales

Revenues from our consumer business totaled $10.2 million for the three months ended September 30, 2005, a decrease of 6% from $10.8 million for the three months ended September 30, 2004. The decrease in revenues was driven primarily by a decrease in royalty recoveries. Cinema revenues were $5.7 million for the three months ended September 30, 2005, an increase of 12% from $5.1 million for the three months ended September 30, 2004. The increase in revenues was driven primarily by an increase in hardware revenues. Revenues from our digital images business were $1.6 million for the three months ended September 30, 2005, the third quarter these revenues have been included in our results of operations.

Revenues from our consumer business totaled $37.7 million for the nine months ended September 30, 2005, an increase of 24% from $30.4 million for the nine months ended September 30, 2004. The increase in revenues was driven primarily by an increase in royalty recoveries mentioned above, which was partially offset by softness in DVD trademark royalties. Cinema revenues were $15.7 million for the nine months ended September 30, 2005, up 9% from the same period last year due primarily to growth in product sales, primarily the XD10 Cinema Media Player.

Gross Profit

Consolidated gross profit decreased to 74% of revenues for the three months ended September 30, 2005, from 81% for the three months ended September 30, 2004 due primarily to the mix of licensing and product sales during the period including the incorporation of DTS DI in our 2005 revenues.

For the nine months ended September 30, 2005, consolidated gross profit decreased to 75% of revenues, compared to 80% for the same period in 2004 as a result of the incorporation of DTS DI into our consolidated results of operations as mentioned above. We expect consolidated gross margins in the

70% to 75% range for the 2005 fiscal year primarily as a result of the incorporation of DTS DI into our consolidated results of operations.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues remained at 91% of related revenues for the three months ended September 30, 2005 compared to the prior year same period.

For the nine months ended September 30, 2005, technology and film licensing revenues increased to 92% of related revenues, compared to 91% for the same period in 2004 due to the increase in revenue relative to fixed costs.

Product Sales and Other

Gross profit associated with product sales and other revenues decreased to 30% of related revenues for the three months ended September 30, 2005 from 34% in the prior year period primarily as a result of low margins in our digital images business due to high fixed overhead costs and amortization of acquired intangibles.

For the nine months ended September 30, 2005, product sales and other revenues decreased to 21% of related revenues, compared to 35% for the same period in 2004 for the reasons mentioned above and the negative margins in our digital images business for the first half of the year.

Segment Gross Profit

Gross profit for our consumer business remained consistent at 96% of related revenues for the quarter ended September 30, 2005 from the prior year period. Our cinema business gross profit increased to 54% of related revenues for the quarter ended September 30, 2005 from 48% in the prior year period primarily due to a higher margin deal that was recognized during the quarter. Our digital images business experienced low gross margins due to lower than anticipated revenues and the amortization of acquired intangibles of $244,000. We expect margins in the digital images business to improve as revenues increase throughout the remainder of the year.

For the nine months ended September 30, 2005, our consumer business gross profit remained consistent at 96% of related revenues, compared to the same period in 2004. Our cinema business gross profit increased slightly to 48% of related revenues, compared to 47% for the same period in 2004. Our digital images business experienced negative gross margins due to the reasons mentioned above and the amortization of acquired intangibles of $732,000.

Selling, General and Administrative

Selling, general and administrative expenses increased 33% to $9.0 million for the three months ended September 30, 2005, compared to $6.7 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $1.4 million, as we increased headcount to support our growth. Also contributing to the increase was $230,000 relating to the inclusion of DTS DI in our results of operations.

Selling, general and administrative expenses increased 26% to $25.1 million for the nine months ended September 30, 2005, compared to $20.0 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $2.5 million as we increased headcount to support our growth, and professional services of $1.1 million which includes costs associated with our increased intellectual property compliance and enforcement activities, and other additional costs associated with operating as a public company. Also contributing to the increase was $1.1 million relating to the inclusion of DTS DI in our results of operations.

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the three months ended September 30, 2005, research and development expenses were $2.6 million, compared to $1.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses were $7.2 million, up from $4.4 million for the nine months ended September 30, 2004. The increase for both periods is primarily due to increased labor costs associated with new product initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. Also contributing to the increase was the inclusion of DTS DI research and development activities totaling $285,000 and $668,000 for the three and nine months ended September 30, 2005, respectively.

We expect to continue to increase our investment in applications engineering and research and development activities overall in future quarters, primarily in support of new product initiatives, the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the nine months ended September 30, 2005, relates to development projects that had not reached technological feasibility, were of no future alternative use and which were expensed upon consummation of the acquisition of LDI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by LDI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest (Income) Expense, Net

Interest income, net, for the three and nine months ended September 30, 2005 increased significantly over the same period of the prior year due to the generally improved interest rate environment and a temporary shift away from tax-exempt auction rate securities to taxable investments, which generate higher nominal yields. Offsetting the increase for the nine months ended September 30, 2005, is the inclusion of $164,000 of interest income related to a royalty settlement in the first quarter of 2004. We re-entered the tax-exempt auction rate securities market in the third quarter of this year, and expect interest income to decrease in future quarters.

Income From Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for Trademark Infringement, False Designation of Origin, Trademark Dilution, and Unfair Competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the nine months ended September 30, 2004 we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income.

Income Taxes

For the three and nine months ended September 30, 2005, we recorded an income tax provision of $890,000 and $3.9 million, respectively, on pre-tax income of $2.1 million and $10.5 million, respectively. This resulted in an annualized effective tax rate of 37.4%. For the three and nine months ended September 30, 2004, we recorded an income tax provision of $1.8 million and $5.4 million, respectively, on pre-tax income of $5.0 million and $15.2 million, respectively. This resulted in an annualized effective tax rate of 35.7%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign tax rate differentials and research and development credits. We expect the effective tax rate for 2005 will be approximately 38%, slightly higher than our previous estimates due primarily to the non-deductibility of in-process research and development charges and changes in our geographic earnings mix expectations as the year has progressed.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and short- and long-term investments of $108.5 million, compared to $117.0 million at December 31, 2004.

Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2005, compared to $12.7 million for the nine months ended September 30, 2004. Accounts receivable, net of acquired accounts receivable, increased $3.8 million for the nine months ended September 30, 2005 due to royalty recoveries and other accrued license fees. Our tax benefit from the exercise of options decreased $3.3 million for the nine months ended September 30, 2005, compared to the same prior period. Included in 2004 was an unusually high volume of option exercises during the nine months subsequent to our initial public offering lockup release in early 2004. Additionally, lower average market prices for shares of our common stock in the first nine months of 2005 relative to the same period in 2004 resulted in lower option exercise activity during 2005. As part of the acquisition of LDI, we assumed $1.9 million in liabilities and a significant portion of these liabilities were paid during 2005.

Net cash provided by investing activities totaled $2.3 million for the nine months ended September 30, 2005. Net cash used in investing activities totaled $35.1 million for the nine months ended September 30, 2004. The increase in cash provided by investing activities for the nine months ended September 30, 2005 is primarily a result of the net sales of investments of $17.6 million, offset by the acquisition of LDI of $11.0 million and purchases of property and equipment of $4.2 million. We shifted our investment focus away from the purchase of auction rate securities that are classified as short-term investments, which has resulted in an increase in our cash balance. We started to re-enter the auction rate security market and expect to see a continued shift of cash to short-term investments.

Net cash provided by financing activities totaled $658,000 and $913,000 for the nine months ended September 30, 2005 and 2004, respectively, and primarily consists of the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options, and we are currently assessing which model we will use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of September 30, 2005, the effects of the adoption of SFAS 123R on our financial results for the next five years, based on stock-based awards granted as of September 30, 2005, would be as follows:

	Expenses by Fiscal Year
	Remaining
	Three
	Months
	2005	2006	2007	2008	2009
	(unaudited)
	(In thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$832	$3,036	$2,659	$1,410	$314

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

In June 2005 FASB Staff Position, or FSP, 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the “Directive”, of the European Union, or EU, which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. The adoption of FSP 143-1 did not have a material impact on our consolidated financial statements.

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

•       products for cinema markets, such as Smart Devices, Inc., Ultra Stereo Labs, Inc., Eastman Kodak Company, Screenvision Cinema Network LLC, National CineMedia LLC, and Unique Digital Ltd.; and

•       digital image processing, enhancement and restoration services, including Ascent Media Group, EFILM LLC, Imax Corporation, Laser Pacific Media Corporation, Modern Video Film, Inc., Sunset Digital, Technicolor Media Services, and Warner Bros. Entertainment, Inc.; and

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

Our operating results may be adversely affected as a result of required compliance with the recently adopted European Union Directives on Waste Electrical and Electronic Equipment and the Restriction of the Use of Hazardous Substances in electrical and electronic equipment.

In February 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Our cinema products may fall within the scope of this Directive and as such we may incur some financial responsibility for the collection, recycling, treatment and disposal of both new products sold, and products already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. The Directive further increases our financial liabilities by requiring producers to adopt new approaches for improving sustainable product design and for encouraging recycling or re-use at the end of the product’s life.

At the same time, the European Union also enacted Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in electrical and electronic equipment, known as the RoHS Directive. This Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium and certain flame retardants, used in the construction of component parts of electrical and electronic equipment. We may need to change our manufacturing processes, and to redesign or reformulate products regulated under the RoHS Directive to eliminate these hazardous substances in our products, in order to be able to continue to offer them for sale within the European Union. For some products, substituting certain components containing regulated hazardous substances may be more difficult or costly, and the additional redesign efforts could result in production delays.

Individual European Union member states are required to transpose the Directives into national legislation. Although not all European Union member states have enacted legislation to implement these two directives, we continue to review the applicability and impact of both directives on the sale of our cinema products within the European Union.

We may incur increased manufacturing costs or production delays to comply with future legislation which implements these directives, but we cannot currently estimate the extent of such increased costs or production delays. However, to the extent that such cost increases or delays are substantial, our operating results could be materially adversely affected. In addition, we are aware of similar legislation which may be enacted in other countries, such as China, and possible new federal and state legislation in the United States, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results.

The WEEE Directive and the RoHS Directive are aimed mainly at mass market consumer electronics and thus, will impact many of our customers who license our technology and pay us royalties upon the manufacture of electronic products. If the directives result in fewer licensed consumer electronics products being sold, whether due to price increases, production delays, compromised product performance due to reformulation or redesign, or for other reasons, then we will receive less revenue in royalties. If the directives materially impair or inhibit such sales, the reduction in licensing revenue could adversely affect our operating results.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal control over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. While we conduct rigorous reviews of our internal control over financial reporting in order to comply with the Section 404 requirements, our registered public accounting firm may interpret the Section 404 requirements and the related rules and regulations differently from us, or our registered public accounting firm or management may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date and may continue to change such that we may not be able to comply with these new requirements. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. In addition, in January 2005, we acquired Lowry Digital Images, Inc., or LDI, a privately held company with limited financial resources that had not implemented sufficient internal control over financial reporting. We may in the future make additional acquisitions which may be significant to our operations either individually or in the aggregate. We may face significant challenges in implementing the required processes and procedures in the acquired operations of LDI or any other businesses that we may acquire. As a result, our registered public accounting firm may issue an adverse report or a disclaimer on management’s assessment of internal control over financial reporting. Management may also identify material weaknesses which would cause management to conclude internal control over financial reporting is not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

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

Our revenues from film producers and distributors and from the products and services that we offer to movie theaters would decline if the major U.S. film producers and distributors decrease or delay the number of films they release using DTS technology or services.

Although all nine major film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our digital image services. Our cinema and digital images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our digital image enhancement services. Any significant decline or delay in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world. Furthermore, poor box-office performance caused by a weak film release calendar or declining consumer interest in the films being released could have a negative impact on the demand for the products and services we sell to the motion picture industry.

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

•       significant portions of the stock options held by the members of our management team are vested; and

•       stock options held by certain executive officers provide for accelerated vesting in the event of a sale or change of control of our company.

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

Although we have been in business since 1990, we have only achieved profits from our business operations in the last seventeen fiscal quarters. We expect our operating expenses to increase as we, among other things:

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. Currently, we account for options using the intrinsic value method, which results in no compensation expense, since we grant employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant. If, however, we had used the fair value method of accounting for stock options granted to employees using a Black-Scholes option valuation formula, our net income for the nine months ended September 30, 2005, would have been reduced by $1.7 million, from $6.6 million to $4.9 million for that period. When we adopt FAS 123R in the first quarter of 2006, we will have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options, which will have a material adverse affect on our operating results.

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

As of September 30, 2005, we have 17,434,882 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2005, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of September 30, 2005, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive more than half of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in seven countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 8% of total revenues during the nine months ended September 30, 2005. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $5.1 million in the first nine months of 2005. Based upon the expenses for the first nine months of 2005, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $68,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely impact overall profitability. During the three and nine month periods ended September 30, 2005, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was not significant.

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
OTHER INFORMATION

Item 1.                        Legal Proceedings

None.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of September 30, 2005, we have approximately $40.5 million remaining from the proceeds of the offering.

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
Date: November 9, 2005
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 9, 2005