Form 10-K
period 2005-12-31
DTS, INC.
filed 2006-03-16
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2005 was approximately $309,052,418 (based upon the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 1, 2006, 17,508,108 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 18, 2006.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005
INDEX

Restatement—Explanatory Note

Restatement of 2003 Financial Statements

In connection with the preparation of the financial statements for fiscal year 2005, an error was identified in the method used to compute the weighting of common stock options and warrants included in the diluted shares outstanding calculation for the nine months ended September 30, 2003 and the year ended December 31, 2003. This resulted in improperly reporting the weighted average shares used to compute net income attributable to common stockholders per diluted common share and net income attributable to common stockholders per diluted common share.

As a result, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003. The consolidated financial statements contained herein for the year ended December 31, 2003 include the effects of this restatement.

The following table sets forth the effects of the restatement adjustments:

	For the Nine Months Ended September 30, 2003		For the Year Ended December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
	(Unaudited)
Net income attributable to common stockholders per diluted common share	$0.59	$0.43	$0.80	$0.64
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	7,227,480	7,227,480	9,166,389	9,166,389
Effect of dilutive securities:
Common stock options	1,682,055	1,546,000	1,401,727	1,549,940
Common stock warrants	149,363	3,666,410	196,751	2,885,000
Diluted	9,058,898	12,439,890	10,764,867	13,601,329

The incorrect calculation of diluted weighted average shares outstanding did not affect net income for 2003 or any other period; nor did it affect earnings per share reported for any other period in 2003 or 2004 or 2005.

We have not amended our annual report on Form 10-K for the year ended December 31, 2003, or our quarterly report on Form 10-Q for the third quarter of 2003, which were the only periods impacted by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report.

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

PART I

Item 1.        Business

Company Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Multi-channel audio, commonly referred to as surround sound, allows listeners to hear discrete sounds simultaneously through more than two speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound.

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

We provide products and services to film studios, production companies, and movie theaters to produce, release, distribute, and play back digital multi-channel film soundtracks, pre-show entertainment content, subtitles, captions and descriptive narration. We currently license our sound technology to all major film distributors in the United States. Most major feature films currently released in the United States include a DTS soundtrack. Our playback systems for DTS- formatted soundtracks have been installed in over 27,000 movie screens worldwide. We also provide products and services relating to cinema networking and content delivery as well as digital cinema encoding services.

In 1996, we launched our consumer business, in which we license our technology to consumer electronics products manufacturers for inclusion in products such as audio/video receivers, DVD players, personal computers, car audio products and home theater systems. The consumer products market has since grown to become the largest segment of our business. To date, we have entered into licensing agreements with most of the major consumer audio electronics manufacturers in the world. We also license our technology to many major semiconductor manufacturers. Our technology, trademarks, and know-how have been incorporated in hundreds of millions of consumer electronics products worldwide.

In January 2005, we expanded our business with the acquisition of Lowry Digital Images, Inc. and changed its name to DTS Digital Images. Through this subsidiary, we provide high-quality digital image processing, enhancement and restoration services for motion pictures, digital cinema, and television content. These services enable current or archived content to be restored, repaired or enhanced for high quality presentation in high definition optical media, broadcast or digital cinema applications.

We develop, market, license and sell our proprietary technology, products and services for the following markets:

Consumer Markets:

•       Home theater and consumer electronics entertainment devices such as audio/video receivers, DVD players, car audio products, and personal computers.

•       Emerging markets for digital multi-channel audio such as digital home networks, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

•       Professional audio products and services for encoding and decoding digital multi-channel content in our proprietary format.

•       Music titles in our digital multi-channel format.

Cinema Markets:

•       Audio and video technology, products and services that enable the production and distribution of soundtracks, subtitles, and pre-show or alternative content in our proprietary format.

•       Systems for playback and distribution of multi-channel audio soundtracks, pre-show, and alternative video content, subtitling, captioning, and descriptive narration for movie theaters and special venues.

•       Services supporting the operation, ingest, delivery and playback of digital content over digital content networks.

•       Professional audio and video products and services for production of content for digital cinema that complies with the technical specifications issued by the Digital Cinema Initiative, LLC, or DCI.

Digital Imaging Markets:

•       Digital image restoration and enhancement services for film and television content to enable high quality presentation in digital cinema, high definition optical media or broadcast applications.

•       Digital intermediate services for the motion picture industry.

•       Digital image services to repair and salvage damaged film and television content.

Regardless of the customer or entertainment application that incorporates our technology or services, we facilitate the branded delivery and playback of high-quality digital content. As the transition from analog to digital entertainment technology continues, we believe we are well-positioned to grow our licensing, product, and service businesses worldwide. Our goal is to become essential to the ultimate entertainment experience by enabling the creation of compelling, high-quality content and by incorporating our technology into every device that manages, controls or delivers high-quality digital entertainment.

Industry Background

Over the past 15 years, two trends have greatly impacted the entertainment industry: the transition from analog to digital entertainment content, and technological advancements in digital coding, transmission, signal processing, optical storage, and playback. These trends helped create a technical foundation for the widespread adoption of digital multi-channel audio and high definition video for many forms of entertainment.

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

In the early 1990s, the listening experience of movie audiences was significantly enhanced through the introduction of digital multi-channel surround sound technology. This format, commonly known as 5.1, combined high-quality audio with full separation in five channels: left, center, right, left surround, right surround, plus a channel dedicated to low frequency effects known as a subwoofer. Digital discrete surround sound enables movie directors and producers to create a more enveloping and realistic entertainment environment. Many filmmakers recognized the ability of multi-channel audio to enhance the entertainment experience and promoted its widespread adoption.

Digital multi-channel audio is now an industry standard audio format for feature films. Today, all of the major film studios in the United States, and an increasing number of international film studios, release their feature films with digital multi-channel soundtracks. In 2005, over 165 major feature films were released in the United States with a DTS digital multi-channel soundtrack with more than 1,300 films, including foreign films and dubbed language versions of films with DTS soundtracks being released worldwide.

Screen Digest Global Media Intelligence, in its December 2005 Cinema Intelligence report estimates that in 2005 there were more than 141,000 movie theater screens worldwide, and that in 2005 there were more than 40,000 screens in North America. Screen Digest Global Media Intelligence estimates that in 2005, there were approximately 82,000 digital sound screens worldwide. As film studios have increasingly released films with digital multi-channel soundtracks, many movie theaters have purchased and installed digital multi-channel playback systems and cinema processor equipment for both newly constructed and retrofitted movie theaters. A number of other venues also utilize digital multi-channel playback systems and cinema processor equipment to enhance the entertainment experience. These venues include large-screen format theaters, amusement parks, national parks, and museums.

Proliferation of Home Theater Systems

Consumer demand for digital multi-channel capable home theater systems has been fueled by:

•       the extensive adoption of digital multi-channel audio in movie theaters;

•       declining prices for DVD players, audio/video receivers, and home-theater-in-a-box systems;

•       the superior quality and feature sets of DVDs;

•       the widespread availability of DVDs released with digital multi-channel soundtracks; and

•       the growth of high definition television displays.

According to the DVD Entertainment Group website at dvdinformation.com, annual sales of DVDs surpassed annual sales of prerecorded videocassettes for the first time in 2001. The Digital Entertainment Group in the first quarter of 2006, estimated that as of December 31, 2005, over 73% of U.S. households own one or more DVD-Video players. They further estimate that over 50% of DVD owners now have more than one player, and expect this number to grow to nearly 90% by the end of 2009.

Home theater systems generally consist of a DVD-Video player, a digital multi-channel audio/video receiver, five speakers, and a subwoofer. Home-theater-in-a-box systems are increasingly offered to consumers as an all-in-one home theater package for ease of use and installation.

Development of Robust New Markets for Digital Multi-Channel Sound

Digital multi-channel sound is extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Manufacturers of home audio products, music labels, and recording artists have recognized that a substantial market opportunity exists for digital multi-channel home audio systems and digital multi-channel music content. Currently, there are multiple formats for CD- and DVD-based digital multi-channel audio content, many of which support our format. Nielsen SoundScan estimates that DVD music video sales have grown in unit sales from over 5 million units in 2001 to 27 million units in 2005, a 48% compounded annual growth rate. The DVD Release Report for 2005 estimated that DVD music releases accounted for 12% of total DVD releases with over 6,500 titles released.

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

The digital satellite and cable broadcast markets may represent significant opportunities for digital multi-channel audio. ABI Research, in its first quarter 2006 quarterly marketing briefing, estimates that digital satellite or digital cable was installed in approximately 52% of U.S. households at the end of 2005, projected to grow to 65% by the end of 2009, and in approximately 31% of Western European households at the end of 2005, projected to grow to 47% by the end of 2009. We believe a significant market opportunity may exist in all sectors of this market including broadcast hardware, television set-top boxes, and televisions.

Markets for Other Digital Technologies in the Motion Picture and Television Industries

Motion picture exhibitors continue to seek new sources of revenue, independent of feature films. As a result, there is a growing demand for products and services that facilitate the creation, distribution, control, and playback of digital pre-show advertising and alternative content. Pre-show and alternative content presentation can represent a sizable revenue opportunity for exhibitors who have historically been financially challenged by the high cost of modern theater construction and the limited revenue sources available from theater operation. The Los Angeles Business Journal estimates that pre-show advertisements today account for over 80 percent of theater advertising, which they indicate has shown double-digit growth for the past three years. Screen Digest estimates that revenues from pre-show advertising in North America increased by 14% in 2005 to over $450 million.

In response to the growth in sales of high definition displays in homes and the move toward digital cinema presentations, many film and television content owners are seeking to prepare their assets for presentation in high definition. Due to significant resolution differences between the standard and high definition formats, standard definition content often displays poorly when shown on a high definition device. To look compelling, content often must be prepared and enhanced to be appropriate for use in high definition optical media, broadcast, or digital cinema applications. Accordingly, we believe there is a growing market for digital image restoration and enhancement services in the motion picture, television, and home theater markets.

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

Our competitors imprint their proprietary digital multi-channel audio data directly onto the film. This can result in audio degradation or failure from repetitive use or handling. By contrast, we use a dual-medium system whereby we store audio information on CD-ROM discs, which are synchronized to the motion picture film by the use of our proprietary timecode. The timecode is printed on the film, which enables the correlation of single or multiple events, such as audio, light, or motion, to an individual frame of film. By placing audio data on optical media or hard discs rather than directly on film, we ensure reliable high-quality playback that is not subject to film wear or subsequent audio degradation. Our system enables theater operators to easily change audio tracks or languages without changing film prints—a process that can take several hours. The use of DTS audio delivered from discs also allows much more data capacity, and consequently higher audio quality, than data-on-film systems.

In addition, we provide products that enable the transmission, scheduling and playback of video-based pre-show advertising and alternative content and systems for the projection and transmission of subtitles, captions, and descriptive narration. Our recently introduced DTS Cinema Media Network™ is a product suite that will allow exhibitors to purchase a single integrated software and hardware solution for multiple in-theater applications, thereby combining incremental revenue opportunities with cost efficient use of cinema hardware and personnel.

During 2005, DCI, a consortium of major Hollywood Studios, completed and issued its technical specifications for digital cinema. The specification outlines minimum requirements for distribution and playback of digital motion pictures encoded using JPEG2000 compression technology. We subsequently introduced the first DCI-compliant JPEG2000 Variable Bit Rate encoder to meet this need. Our DTS Digital Cinema Encoder™ provides highly efficient, master quality encodes by optimizing bit-allocation according to user-defined parameters.

In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, that enables the encoding and decoding of audio tracks in the DTS digital multi-channel sound format. The design architecture of our technology allows us to scale or adapt, adding features or performance while maintaining backward compatibility with earlier implementations of the technology. The encoding process reduces the storage space or transmission bandwidth required for the audio information, while maximizing the quality of the sound. The audio information can then be stored on a digital medium, such as a DVD, or transmitted over a broadband connection or broadcast signal. The encoded content can be played back on digital audio electronics products equipped with a DTS Coherent Acoustics decoder, such as a DVD-based home theater system.

The performance and flexibility of our Coherent Acoustics technology enables easy implementation in a variety of consumer electronics products. Our core technology has also been incorporated into sound systems used in homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products.

The adoption of digital multi-channel audio depends on the availability of compelling content, along with the devices required to play it. Accordingly, we provide products and services to filmmakers, recording artists, producers, and software developers to facilitate the creation and delivery of audio content in our proprietary digital multi-channel format. We have also entered the content-creation market directly through our DTS Entertainment label to further ensure the availability of high-quality digital multi-channel audio content.

We strive to evolve and develop our technology on an ongoing basis. For example, to offer an enhanced experience for existing and new stereo content, we have developed our Neo:6 matrix technology. This technology provides simulated multi-channel playback from stereo content and has been incorporated into home theater, home audio, car electronics, and our movie theater products. More recently, we introduced DTS-HD Master Audio, which extends our technology offerings for next-generation blue laser based optical media formats known as HD DVD and Blu-ray disc in two ways. First, the lossless extension delivers audio which is bit-for-bit identical to the original master content. Secondly, DTS-HD includes a low bit rate mode that extends into spaces where bandwidth and data size can be limiting, such as broadcast and portable devices. Although DTS-HD will be first introduced in HD-DVD and Blu-ray Disc players and home theater systems, these new technologies have application in a wide variety of consumer electronic devices.

In 2005, we entered the image enhancement, restoration and repair market through the acquisition of Lowry Digital Images, a leader in digital image processing. In this division, which is now known as DTS Digital Images, or DTS DI, we apply sophisticated image evaluation and processing algorithms in the digital domain to restore, enhance and repair motion picture and television content for the professional and home entertainment markets. DTS DI processing is used by content owners to restore older content for release on DVD-Video and to repair content damaged in processing or problems encountered during production. Examples of the motion pictures that we have repaired or restored include a number of classic animated features, the original Star Wars trilogy, and the Indiana Jones series. In addition, we believe that DTS DI’s process is ideally suited to prepare content of all types for distribution in the HD-DVD or Blu-ray Disc formats or high definition theatrical release. DTS DI processing technologies can also be applied to correct or repair a multitude of photographic flaws that can result from the production and processing of film and digital image content. These include the correction of out-of-focus sequences due to camera problems and removing scratches or other flaws caused by incorrect processing.

Products and Services

We segment our business into consumer markets, cinema markets and digital images markets.

Consumer Markets

In our consumer business segment, we provide technology that enables digital multi-channel surround sound for home theater, home audio, car audio, personal computer, and other emerging segments of the consumer markets. Our Coherent Acoustics technology was designed for the consumer electronics market. This proprietary technology enables delivery of multiple channels of discrete digital audio, but typically is used to provide from two to eight channels. Coherent Acoustics enables consumers to experience high-quality surround sound in or from their homes, cars, personal computers, or other listening environments.

We license our Coherent Acoustics technology to consumer electronics product manufacturers primarily through two licensing channels. First, we license our software developer kits to semiconductor manufacturers who embed our decoding software into their digital signal processor chips. In turn, these semiconductor manufacturers sell DTS-enabled chips only to hardware manufacturers who have entered into consumer manufacturer licenses with us. As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. Our business model provides for us to receive a per-unit royalty for hardware products manufactured containing our technology.

Consumer electronics product manufacturers can also design their products to support the passing of a DTS bitstream to another device, such as an audio/video receiver, that contains a DTS decoder. We refer to this pass-through capability as DTS Digital Out. Only devices equipped with a Coherent Acoustics decoder can play back digital multi-channel audio encoded in our format. Like our hardware licensees, our

DTS Digital Out trademark licensees typically pay us fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. Our business model provides that we receive per-unit royalties for products manufactured containing our trademark.

DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, home-theater-in-a-box systems and some DVD players. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio systems, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Importantly, Coherent Acoustics was selected as a mandatory audio format in both next generation high definition optical media formats. As a result, DTS decoding technology will be featured in at least two-channel form in any consumer product that is compatible with either the Blu-ray Disc or HD-DVD formats. Through December 31, 2005, our decoders have been embedded in more than 65 million audio/video devices.

As we enter new product categories, we fine-tune our business model to meet the specific needs of the relevant industry. In 2005, we launched the DTS-Connect program for use in personal computer. DTS-Connect features a real-time DTS encoder and a version of our Neo:6 matrix technology tuned especially for personal computers, which we call Neo:PC. In this business model, integrated circuit  manufacturers pay us fixed per unit royalties for each DTS-enabled chip shipped to a DTS licensed personal computer motherboard manufacturer. Each Licensed personal computer motherboard manufacturer reports to us the number of units purchased and manufactured each quarter.

We also market products and services for the creation of digital multi-channel audio content and we produce digital multi-channel audio content. We sell professional audio encoding products to professional audio equipment dealers. We license our encoding technology to professional and professional/consumer product manufacturers who in turn sell the products to content owners and post-production facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks. These content owners include home video producers and distributors, individual music artists, and music labels. We also produce digital multi-channel audio content directly through our DTS Entertainment label by licensing popular titles from successful industry artists and re-mixing and releasing digital multi-channel versions of these music titles.

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

•       DVD Universal Players.   These products offer the same functionality as DVD-Video players but also provide the ability to play DVD-Audio or SACD discs.

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

•       Car Audio Systems.   Currently, most major after-market car audio manufacturers sell products that include our digital multi-channel audio technology. In addition, an increasing number of automobile manufacturers have introduced factory-installed digital multi-channel audio systems as standard equipment or optional upgrades for a number of their new models. A DTS digital multi-channel sound system is a standard feature on both the 2006 Acura TL and RL models, and the Mercedes Benz 2006 S-Class model. In addition, Lexus, Land Rover, BMW, Infinity, Cadillac, Toyota, and Mazda of Japan currently offer DTS-equipped digital multi-channel sound systems as a factory-installed option for certain vehicles. We anticipate growth in this market to continue as these and other manufacturers release vehicles that incorporate our technology.

•       Personal Computers.   We have licensed our technology for incorporation into both hardware and software products for the personal computer. In the hardware market, we have licensed our decoding technology to a number of hardware peripherals manufacturers who incorporate our technology into sound cards and speaker systems. In the software market, we have licensed our decoding technology to two of the leading software-based DVD player providers, Cyberlink Corporation and Intervideo Inc., who have incorporated our technology into certain of their products. With the mandatory inclusion of our technology in the Blu-ray and HD-DVD specifications, we expect an increased number of companies to introduce additional DTS-enabled software products in the personal computer space.

•       Video Games and Consoles.   We license our technology for inclusion into gaming hardware and software applications. We believe that the addition of interactive digital multi-channel audio to video games enables a level of realism not provided by conventional audio systems and represents a significant enhancement to the quality of the gaming experience. In the video game hardware market, Sony Corporation’s PlayStation 2 supports our interactive digital multi-channel sound technology when connected to a DTS-capable audio/video receiver. We expect DTS technology to be an integral part of next generation gaming devices especially as they utilize Blu-ray or HD-DVD drives. In the game software market, we have entered into licensing relationships with several major game publishers, including Activision, Inc., Atari, Inc., and Electronic Arts, Inc., to incorporate our digital multi-channel encoding technology into their PlayStation 2 games.

•       Portable Electronics Devices.   Our technology is incorporated into some portable electronics devices, such as portable DVD players. We intend to aggressively pursue incorporation of our technology, including the new low bit rate technology, into other portable electronics devices such as camcorders, portable disc players, and music archival devices for stereo and simulated multi-channel playback via headphones.

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

New Technologies for Existing and Emerging Consumer Markets

We continue to evolve and develop our technology for the consumer market. Our Neo:6 matrix technology provides simulated multi-channel play back from stereo, or two-channel, content. This technology increasingly is being incorporated into home theater systems, home audio systems, and car audio systems. Our DTS-HD offering extends our Coherent Acoustics technology to full bit-for-bit accurate lossless performance for applications where the highest quality is required, and adds DTS-HD low bit rate technology for applications such as broadcast, portable and other devices where data size and bandwidth are limiting factors. These additional technologies provide us with new revenue opportunities from existing and new customers.

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

Professional Audio Products and Services.   We sell, license, and provide a variety of professional audio products and services for content creators. The ultimate customers for these products are recording artists, music labels, and post-production facilities. In 2005, we continued development and trials of a new set of professional audio products to support the launch of DTS-HD. Additionally, we worked with partners to integrate DTS-HD encoding functionality into a broad array of next generation HD-DVD and Blu-Ray disc authoring systems. The following table lists the professional audio products and services that we currently provide:

Product or Service	Description
DTS-HD Master Audio Suite	Mac & PC software suite for encoding, monitoring and editing DTS-HD and standard definition digital audio.
DTS Surround Audio Suite	Mac & PC software suite for encoding, monitoring and editing DTS Digital Surround standard definition digital audio.
DTS Software Licensing Objects	DTS encode and decode software for integration into third party professional software products.
DTS Encoding Service	Content providers create a digital multi-channel master audio mix and provide it to us for encoding.

DTS Entertainment Label.   We re-mix and produce digital multi-channel music content to promote the use of our technology and brand. We license this content and pay a royalty based on the number of discs sold. We have released over 160 titles from artists in different genres of music including classical, jazz, country, pop, rock, and others. These releases include works from classical composers such as Handel and Tchaikovsky, and titles by artists such as Diana Krall, The Crystal Method, Vince Gill, Lyle Lovett, The Eagles, Queen, Sting, and The Blue Man Group.

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

•       DVD-Audio Discs.   DVD-Audio is a format for music presentation. Our DVD-Audio discs are fully compatible with both DVD-Audio players and DVD-Video players. We have released 45 DVD-Audio discs. We have also released three music title on the DVD-Video format.

•       OEM/Commercial Bundling.   We provide major consumer electronics products manufacturers targeted digital multi-channel content, which they bundle with their product offerings to highlight a particular feature or capability and to enhance the perceived value of their product.

Relationships with Record Labels.   We are pursuing relationships with major record labels whereby we re-mix and produce titles from the label in our multi-channel format and the label distributes these titles. We announced our first such relationship with EMI Music in August 2003. We produce multi-channel recordings from various EMI titles, these products carry the DTS logo, and we receive a per-unit royalty for each unit sold. To date, we have released seven titles with EMI Music under the DTS Signature Series. In addition to its own branded content, DTS-Entertainment also provides services to other labels wishing to enter the surround music category.

Cinema Markets

In our cinema business segment we license technology and sell products and services to producers and distributors of feature length films and digital content, and to movie theaters and special venues.

Products and Services for Film Producers and Distributors

For film producers and distributors, we license technology to encode a movie’s audio master into our digital multi-channel format and provide audio CD-ROMs for distribution with film prints to movie theaters. To facilitate synchronization to the film print, we provide the studios with equipment and a license to produce a timecode track which is printed on the film. The discs and the film print have corresponding electronic serial numbers to ensure playback of the correct soundtrack.

We also offer products and services for the encoding of movies in the DCI-specified JPEG2000 format. We currently offer hardware and software and offer technical support to motion picture studios, distribution service providers and digital intermediate facilities engaged in preparation of content for digital cinema exhibition.

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

This same family of products is also being used for electronic cinema applications including alternative content presentations and pre-show advertising, incorporating both high definition image and audio playback capabilities. These products enable a theater owner to extend its range of revenue opportunities, and help to maximize the utility of equipment in theater projection rooms, saving expense and space. In the pre-show advertising area, both the CSS system and the DTS XD10 Cinema Media Player can be used when coupled with a color projector. The DTS XD10 has an extensive feature set, which includes networking capability to facilitate its integration into a content distribution system. We also offer the DTS Cinema Media Network™ product suite which incorporates the DTS XD10 Cinema Media Player to manage the creation, transmission/delivery, scheduling, logging, remote system monitoring and playback of all types of digital content including video, audio, subtitles, captions, and descriptive narration.

The chart below lists the products that we sell to movie theaters and special venues:

Product or Service	Description
DTS XD10 Cinema Media Player

A DVD and hard-drive-based multi-function playback device. Supports up to ten channels of audio, and has digital video playback capability. Can be upgraded to support DTS-CSS applications, pre-show advertising, and alternative content.

DTS XD10P Cinema Audio Processor

A stand alone digital and analog cinema audio processor. Provides up to eight channels of audio output and interfaces with the XD10 Cinema Media Player, other digital sources and theater automation systems.

DTS-ES Extended Surround Decoder	A decoding device which derives a center surround channel from extended surround tracks, providing 6.1 audio for theaters.
DTS-CSS System	A digital subtitling, captioning, and descriptive narration system consisting of a processing unit, time code reader, and a digital projector.
DTS Cinema Media Network™

A suite of hardware and software products to manage network transmission, in-theater scheduling, and digital content playout such as electronic cinema, alternative content, digital preshow advertising, lobby advertising, audio, captions, subtitles, and descriptive narration.

DTS Digital Cinema Encoder™	A DCI-compliant variable bit rate JPEG2000 encoder used in the production of motion pictures for digital cinema exhibition.

Image Restoration, Enhancement, and Repair Services

In our Digital Images division, we provide restoration, enhancement and repair services for motion pictures captured in analog or digital form. Our services enable current or archived film or television content to be restored, enhanced or repaired to enable high quality, high definition presentation in high definition optical media, broadcast, or digital cinema applications. In addition, we believe that  DTS DI is uniquely suited for correcting or repairing a multitude of photographic challenges encountered in the production and processing of film and digital image content. These issues range from the correction of out-

of-focus sequences due to camera problems to removing scratches or other flaws caused by incorrect processing.

DTS Technology Platform

Our Coherent Acoustics audio technology platform is designed to capture, store, and reproduce audio signals. There are several technical considerations involved in this process, including the frequency of data sampling, the word length, and the bit rate. These factors can control the quality of audio presentation and are commonly managed through compression techniques.

A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, and economic challenges. We address this challenge by developing coding technology and products that reduce the amount of data required to store and transmit an audio signal and to subsequently reproduce the audio.

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

Intellectual Property

We have a substantial base of intellectual property assets covering patents, trademarks, copyrights, and trade secrets. We have 31 individual patent families resulting in more than 125 individual patents and more than 59 patent applications throughout the world. We have more than 87 trademarks and more than 44 trademark applications pending worldwide with additional marks in the pre-application phase. We also have a number of federally registered copyrights and maintain a sizeable library of copyrighted software and other technical materials as well as numerous trade secrets. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial centers of the world.

We pursue a general practice of filing patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing with some having begun to expire in 2005 and others expiring through 2009. However, many of our more substantive patents are relatively young and have expiration dates ranging from 2015 to 2018. We have multiple patents covering unique aspects and improvements for many of our technologies. Accordingly, we do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

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

We generally license our technology on standard terms through a two-tiered structure: first to integrated circuit semiconductor manufacturers and then to consumer electronics product manufacturers. We generally license on a non-exclusive, worldwide basis. Our business model provides for hardware manufacturers to pay us for each unit they produce that contains our technology or trademarks. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are required to use the appropriate DTS trademark on the products they manufacture.

In the consumer products market, we have 59 patents issued and 47 patents pending worldwide spanning the entire spectrum of our technology including the encoding and decoding process, the structure of the DTS audio stream, and media containing DTS encoded material. In addition, we have a number of patents and applications covering extensions of our core technology architecture as well as unique implementation approaches for various product applications.

In the cinema market, we have 43 patents issued and 10 patents pending worldwide covering our cinema system, the DTS time code, and our subtitling method. These patents cover the technology that is utilized in our various cinema products as well as our film license rights. We also have 23 patents and two patent applications that span both the consumer products and cinema sectors of our business. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product.

In our Digital Images business, we have historically relied primarily on trade secrets to protect our intellectual property. In the future, we expect to seek patent protection for inventions relating to this business and we currently have several patent applications in development.

We have licensed from Audio Processing Technology Limited the rights to the apt-X algorithm on a perpetual, worldwide, non-exclusive basis. The apt-X algorithm is the audio algorithm used by our cinema products to encode and play back our audio tracks.

Our trademarks consist of over 30 individual word marks, logos, and slogans filed throughout the world. The marks cover our various products, technology, improvements, and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and are required to be used on licensed products to identify the existence of the technology and to provide greater consumer awareness. Our trademarks include the following:

We have a significant amount of copyright protected materials including software, textual materials, and master audio materials used to produce our DTS Entertainment products. A number of these products have been federally registered.

Customers

Consumer Markets

Consumer Electronics Products Manufacturers

We have licensed our Coherent Acoustics technology and trademarks to over 300 consumer electronics products manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold over 65 million products with DTS digital sound decoding technology. The following list sets forth some of the consumer electronics product manufacturers that have licensed our technology.

Audio & Audio/Video Receivers		DVD Players
Koninklijke Philips Electronics N.V. LG Electronics, Inc. Pioneer Corporation	Samsung Electronics Co., Ltd. Sony Corporation Yamaha Corporation	Funai Electric Co., Ltd. Pioneer Corporation Toshiba Corporation	Samsung Electronics Co., Ltd. Sony Corporation Thomson Multimedia Audio Hong Kong Ltd.

Car Audio Systems
Alpine Electronics, Inc. Clarion Co., Ltd. Fujitsu Ten Co., Ltd.	Harman International Industries, Inc. Hyundai Autonet Co., Ltd	Kenwood Corporation Matsushita Electric Industrial Co., Ltd.	Pioneer Corporation Sony Corporation

Personal Computer
Creative Technology Ltd.	Cyberlink Corporation	Intervideo, Inc.	Logitech, Inc.

Semiconductor Manufacturers

We have licensed to over 60 semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees. Our major semiconductor-manufacturing customers include the following:

Analog Devices Cirrus Logic, Inc.	Fujitsu Limited LSI Logic Recorder Corporation	MediaTek, Inc. Texas Instruments, Inc.
ESS Technology, Inc. Freescale Semiconductor, Inc.	Matsushita Electrical Industrial Co., Ltd.	Yamaha Corporation

Content Providers

We have also provided our Coherent Acoustics technology to many of the leading home video and music content providers including DreamWorks Home Entertainment, New Line Home Entertainment, Inc., and Warner Bros. Records, Inc. To date, thousands of DVD titles have been produced with DTS digital multi-channel audio tracks.

DTS Entertainment

Major retail customers who sell DTS Entertainment labeled music content to consumers include Amazon.com, Best Buy, Musicland, and Tower Records.

Cinema Markets

The six major film studios in the United States are all customers of ours. According to Exhibitor Relations, these film studios accounted for approximately 86% of admission revenues and 85 of the 100 highest grossing films in the United States in 2005. These studios, which released most of their major feature films in the DTS format in 2005, are listed below.

20th Century Fox Buena Vista Pictures	Paramount Pictures MGM Pictures/Sony/Columbia	Universal Pictures Warner Bros. Pictures
DreamWorks SKG	New Line Cinema Corp.

In addition, we sell our playback equipment to movie theaters, including the following:

Carmike Cinemas	Odeon Limited	Regal Entertainment
Cinemark	Rave Motion Pictures

Digital Images Markets

Our Digital Images division’s customers primarily include major film and television distributors, including:

Disney Worldwide Services	Paramount Pictures / CBS Television	20th Century Fox
Earthship Productions	Sony / MGM Pictures	Warner Bros Television
LucasFilm

Sales, Marketing, and Support

Consumer Products

We have a licensing team that markets our technology directly to large consumer electronic products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Hong Kong, Japan, and Northern Ireland. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers we can enhance our sales and business development efforts.

We market our digital sound encoding equipment directly to the content providers and audio professionals serving the consumer electronics market. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronics products.

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

Research and Development

We have a group of 58 engineers and scientists, including seven PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facilities in Bangor, Northern Ireland and Vancouver, Canada.

Our research and development expenses totaled approximately $5.0 million during 2003, $6.1 million during 2004, and $9.9 million during 2005. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

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

We actively participate in a variety of standards organizations worldwide, including the DVD Forum, Blu-ray Disc Association, Digital Video Broadcast Project, International Engineering Consortium, Digital Living Network Alliance, High-Definition Multimedia Interface Standard, Media Oriented Systems Transport Bus, Audio Engineering Society and Society for Motion Picture and Television Engineers. We anticipate being involved in a number of other standards organizations as appropriate to facilitate the implementation of our technology.

We believe the market for audio and audio/video products is very standards driven and our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory where possible. We believe our standards involvement also provides us early visibility into future opportunities.

In the consumer products area, we are members of the DVD Forum and Blu-ray Disc Association. In both organizations we are specifically involved in several working groups and expert groups, and have obtained mandatory status in both the HD DVD and Blu-ray Disc formats. For DVD-Video, we have obtained optional status for our core Coherent Acoustics technology. Through our participation, we have expanded the supported specification of our codec, increasing the quality and number of channels. Our technology has been accepted as an optional format in the DVD-Audio Recordable specification and we are currently involved in the working groups for Interactive DVD and DVD recording specifications for both audio and high definition video.

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

We have seven employees and consultants focused on standards activities, including one in Europe, one in Japan, one in Korea, and four in the United States. We also employ additional resources as necessary to assist with specific standards-related tasks.

Competition

We face intense competition in each of our markets and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. Except for image restoration and enhancement, we compete with Dolby in nearly all of our markets and product categories.

Dolby was founded almost 40 years ago and for many years was the only significant provider of audio technologies. Dolby’s long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

In addition to Dolby Laboratories, we also compete in specific product markets with Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Meridian Audio Limited, Microsoft Corporation, Smart Devices, Inc., Sony Corporation, Thomson, Ultra Stereo Labs, Inc., and various consumer electronics products manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

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

We have been successful in penetrating the consumer, cinema, and digital images markets and building and maintaining significant market share. Most major feature-film releases in the United States are encoded in our format, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how, and many of the most valuable film properties in the world have been restored using our process. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

We believe there are significant barriers to entry in our key markets. In the cinema market, there are three well-established formats—DTS, Dolby, and Sony—and we believe it would be very difficult for a new entrant to penetrate the market. Key barriers to entry include physical limitations on the film, intellectual property coverage, and the reluctance of the film studios to pay additional license fees and theater operators to purchase additional playback equipment. In the consumer electronics products market, the standards relating to DVD-Video are well established and support a limited number of technologies including DTS Coherent Acoustics. In the digital images market, we believe that we have a significant lead in automating the restoration and enhancement of television and motion picture images through the use of sophisticated proprietary software algorithms.

Employees

As of December 31, 2005, we had 314 employees, which includes 58 employees in engineering, technical services, and research and development, 98 employees in production and operations, 88 employees in sales, marketing, service, and support, 35 employees in accounting and information technology, and 35 employees in senior management and administration. Of the 314 total employees, 239 work in the United States and 75 work in our various international locations, including 54 in the United Kingdom. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and administration organizations.

Website Access to SEC Filings

We maintain an Internet website at www.dts.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.   Risk Factors

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

In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has a larger base of installed movie theaters for its cinema playback equipment. Its technology has been incorporated in significantly more DVD-Video films than our technology. It has also achieved mandatory standard status in product categories that DTS has not, including DVD-Video and DVD-Audio Recordable, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

Sony Corporation is both a competitor and a significant customer in most of our markets. If Sony decides to eliminate the use of our technology in its products or to compete with us more aggressively in our markets, the revenues that we derive from Sony would be lower than expected.

Current and future governmental and industry standards may significantly limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby’s have optional status in Standard and High-Definition DVD and Blu-ray. In the emerging standards for high definition-DVD and Blu-ray, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard.

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

As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for personal computers. We may not be successful in our efforts to include our technology in any such standards.

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

In February 2003, the European Union enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment Directive, known as the WEEE Directive. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment. Our cinema products may fall within the scope of this Directive and as such we may incur some financial responsibility for the collection, recycling, treatment and disposal of both new products sold, and products already sold prior to the WEEE Directive’s enforcement date, to customers within the European Union. The Directive potentially increases our financial liabilities by requiring producers to adopt new approaches for improving sustainable product design and for encouraging recycling or re-use at the end of the product’s life.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal control over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. While we conduct rigorous reviews of our internal control over financial reporting in order to comply with the Section 404 requirements, our independent registered public accounting firm may interpret the Section 404 requirements and the related rules and regulations differently from us, or our independent registered public accounting firm or management may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date and may continue to change such that we may not be able to comply with these new requirements. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. In addition, in January 2005, we acquired Lowry Digital Images, Inc., or LDI, a privately held company with limited financial resources that may not have implemented sufficient internal control over financial reporting. We may in the future make additional acquisitions which may be significant to our operations either individually or in the aggregate. We may face significant challenges in implementing the required processes and procedures in the acquired operations of LDI or any other businesses that we may acquire. As a result, our independent registered public accounting firm may issue an adverse report or a disclaimer on management’s assessment of internal control over financial reporting. Management may also identify material weaknesses which would cause management to conclude internal control over financial reporting is not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

We have limited experience in image processing, enhancement and restoration.

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

Although all six major U.S. film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our digital image services. Our cinema and digital images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our digital image enhancement services. Any significant decline or delay in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world. Furthermore, poor box-office performance caused by a weak film release calendar or declining consumer interest in the films being released could have a negative impact on the demand for the products and services we sell to the motion picture industry.

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

Our cinema business depends in part on the construction of new screens and the renovation of existing theaters that install our DTS playback systems and cinema processors. In recent years, aggressive building of megaplexes by companies that operate movie theaters has generated significant competition and resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen and, eventually, to an inability by many major film exhibitors to satisfy their financial obligations. Several major movie theater operators have reorganized through bankruptcy proceedings, and many movie theaters have closed. As a result, our playback systems and cinema processors that we previously sold to movie theaters that have reorganized and closed have been relocated to other theaters or have been available for resale in the secondary market to movie theaters that might otherwise have purchased these products directly from us. More recently, the industry has experienced a decline in movie theater attendance. If this decline were to continue, exhibitors could see a decline in revenue per screen and, potentially, an inability to satisfy their financial obligations resulting in the closure of screens. If movie theater operators decide to close a significant number of screens in the future or cut their capital spending, demand for our playback systems and cinema processors will decline.

We are dependent on our management team and key technical employees, and the loss of any of them could harm our business.

Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our President and Chief Executive Officer, W. Paul Smith, our Senior Vice President, Research and Development, and John Lowry, our Chief Technologist of DTS Digital Images who became an employee upon our acquisition of DTS DI. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

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

Although we have been in business since 1990, we have only achieved profits from our business operations since the third quarter of 2001. We expect our operating expenses to increase as we, among other things:

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

We market and sell our products and services outside the United States, and currently have employees located in Canada, China, England, France, Japan, Hong Kong, Italy, Northern Ireland, and Spain. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. We face numerous risks in doing business outside the United States, including:

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

We acquired DTS DI in January 2005, and we expect to consider additional opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments involve numerous risks, including:

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

•       manage multiple concurrent development projects; and

•       manage operations in multiple time zones with different cultures and languages.

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan. For instance, our acquisition of DTS DI has required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. Currently, we account for options using the intrinsic value method, which results in no compensation expense, since we grant employee options with exercise prices equal to the fair market value of the underlying stock at the time of grant. If, however, we had used the fair value method of accounting for stock options granted to employees using a Black-Scholes option valuation formula, our net income for the fiscal year ended December 31, 2005, would have been reduced by $5.4 million, from $7.9 million to $2.5 million for the year. When we adopt SFAS No. 132R, “Share-Based Payment’’, in the first quarter of 2006, we will have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options, which will have a material adverse affect on our operating results.

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

As of December 31, 2005, we had 17,472,543 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 48,000 square feet. This space is leased under three leases which expire in May 2007 and October 2007. We also lease smaller facilities in other locations including the United States, Canada, China, England, France, Italy, Northern Ireland, Hong Kong and Japan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the Nasdaq National Market under the symbol “DTSI” since our initial public offering on July 10, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2004:
First Quarter	$27.15	$20.08
Second Quarter	$28.00	$19.87
Third Quarter	$26.27	$12.56
Fourth Quarter	$21.30	$15.14
2005:
First Quarter	$22.00	$17.68
Second Quarter	$19.04	$14.76
Third Quarter	$20.50	$16.30
Fourth Quarter	$17.20	$13.44

As of January 25, 2006 there were approximately 3,500 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

USE OF INITIAL PUBLIC OFFERING PROCEEDS

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of December 31, 2005, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 6.                        Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

In the table below, we provide you with historical selected consolidated financial data of DTS, Inc. The consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002, and 2003 are derived from our audited consolidated financial statements for such periods and dates, which are not included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2004, and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from, and qualified by reference to, our audited consolidated financial statements for such periods and dates, which appear elsewhere in this Form 10-K. It is important that you read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results under the heading “Risk Factors” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2001	2002	2003		2004	2005(2)
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenues:
Technology and film licensing	$19,615	$31,906	$42,229		$49,920	$56,947
Product sales and other revenues	9,133	9,150	9,473		11,511	18,305
Total revenues	28,748	41,056	51,702		61,431	75,252
Cost of goods sold:
Technology and film licensing	3,007	3,687	4,281		4,451	4,715
Product sales and other revenues	7,045	6,949	6,751		11,711	14,898
Total cost of goods sold	10,052	10,636	11,032		16,162	19,613
Gross profit	18,696	30,420	40,670		45,269	55,639
Operating expenses:
Selling, general and administrative	13,336	16,379	20,473		27,644	33,960
Research and development	3,603	3,754	4,987		6,131	9,867
In-process research and development	—	—	—		—	2,300
Total operating expenses	16,939	20,133	25,460		33,775	46,127
Income from operations	1,757	10,287	15,210		11,494	9,512
Interest income (expense), net	(278)	(94)	271		1,447	2,524
Other expense, net	(302)	(255)	(214)		(31)	154
Income from legal settlement	—	—	—		2,601	—
Income before provision (benefit) for income taxes	1,177	9,938	15,267		15,511	12,190
Provision (benefit) for income taxes	(2,731)	3,688	5,368		5,535	4,282
Net income	3,908	6,250	9,899		9,976	7,908
Accretion and accrued dividends on preferred stock	(1,813)	(1,848)	(1,234)		—	—
Net income attributable to common stockholders	$2,095	$4,402	$8,665		$9,976	$7,908
Net income attributable to common stockholders per common share:
Basic	$0.49	$0.99	$0.95		$0.59	$0.46
Diluted	$0.23	$0.47	$0.64	(1)	$0.55	$0.43
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,295,419	4,432,408	9,166,389		16,865,805	17,321,148
Diluted	9,054,843	9,329,278	13,601,329	(1)	18,143,114	18,310,372

(1)             As restated. See Note 2 included in our audited financial statements included elsewhere in this Form 10-K.

(2)             Includes the results of operations for DTS Digital Images, Inc. We acquired this business in January 2005.  In connection with this acquisition, we incurred a $2.3 million charge for in-process research and development.

See our consolidated financial statements and related notes for a description of the calculation of the historical net income attributable to common stockholders per common share and the weighted average number of shares used in computing the historical per common share data.

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$6,858	$4,051	$99,389	$114,311	$111,417
Working capital	9,452	9,381	110,810	125,573	122,763
Total assets	21,707	25,779	127,495	144,689	158,254
Long-term obligations, less current portion	6,303	—	—	—	—
Mandatorily redeemable preferred stock	19,454	21,302	—	—	—
Total stockholders’ equity (deficit)	(10,855)	(6,315)	118,871	134,766	144,090

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets. With our January 2005 acquisition of Lowry Digital Images, Inc., now DTS Digital Images, Inc., or DTS DI, we have expanded our business into high quality digital image processing, enhancement and restoration for the motion pictures, digital cinema, and televisions content.

We manage our business through three reportable segments—our consumer business, our cinema business, and our digital images business.

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

In our cinema business, we derive revenues from sales of our playback equipment and cinema processors to movie theaters and special venues. In addition, we license technology and sell encoding and duplication services to film producers and distributors for the creation of digital multi-channel motion picture soundtracks. We also derive revenues from the sale of systems and encoding services for Digital Cinema, pre-show advertising, alternative content, subtitling, captioning, and descriptive narration.

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

Our cost of goods sold consists primarily of amounts paid for products and materials, salaries and related benefits for production personnel, depreciation of production equipment, amortization of acquired intangibles and payments to third parties for licensing technology and copyrighted material.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenues, representing 68% of total revenues in the fiscal years ended December 31, 2003 and 2004, and 64% of total revenues in the fiscal year ended December 31, 2005. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. We expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in 2006. Because we have been selected as a mandatory technology for next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. If we are removed from mandatory status in next generation high definition optical disc standards, it would cause revenue growth in our consumer business to be significantly lower than expected and would have a material adverse effect on our business.

In July 2004, we acquired QDesign Corporation, or QDesign, a company focused on lower bit-rate audio delivery technology. The market for higher quality entertainment is expanding into portable devices that require the use of low-bit rate audio coding systems including portable audio players, PDAs and wireless handset applications. Concurrent with this trend, there is a growing need for a good link between home and portable devices that preserves as much quality as possible and allows consumers a seamless technology solution for the storage and playback of their content. In October 2004, leveraging our existing research and development efforts and the intellectual property acquired in the QDesign acquisition, we launched our DTS-HD initiative. This technology is a scalable coding system that will allow content to be played in home and portable devices. We believe that the broad and robust nature of this offering improves the probability of inclusion of our technologies in next generation products.

Cinema Segment

Revenue from our cinema segment represented 32% of total revenues in the fiscal years ended December 31, 2003 and 2004, and 29% of total revenues in the fiscal year ended December 31, 2005. In our cinema business, 2005 was a solid year for sales of our playback hardware, with Cinema products and other revenue up 23%  over 2004. We expect growth in our cinema audio hardware to continue at a modest pace in 2006. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the anticipated growth in this market.

A trend that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, followed by longer-term adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. We believe the widespread adoption of digital cinema will be longer-term because of the significant capital investment that will be required by cinema operators to purchase new equipment and solutions. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, our current digital cinema offerings are limited and we may not be successful in developing or selling competitive product offerings. We believe that the addition of our Cinema Media Network and variable bit rate JPEG 2000 encoding tools, along with the services provided by our digital images business, and the pre-show and alternative content capabilities of our XD10 Cinema Media Player, will enhance our ability to participate in the industry transition to high definition sound and images for digital cinema.

Sales of cinema products and film licensing tend to fluctuate based on the underlying trends in the motion picture industry. For instance, in the late 1990s various cinema operators aggressively built megaplexes, which resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen, and eventually, many theaters were closed. As a result of the closures, sales of our playback systems and cinema processors suffered. As the theater industry has regained health in the last several years, sales of our DTS playback systems and cinema processors have improved. Our film licensing revenues are also subject to fluctuations based on industry trends, most significantly, the number of films being made by studios and independent filmmakers.

Digital Images Segment

Revenue from our digital images segment, acquired in January 2005, represented 7% of total revenues for the year ended December 31, 2005. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. We believe that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues in this business totaled $5.3 million for the year ended December 31, 2005. To date, this business has restored and/or enhanced over 100 feature films, including such major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for the services performed by DTS DI.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, product warranty, and stock-based compensation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•       Revenue Recognition.   We recognize revenues in accordance with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements.” Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as products or additional add-ons, based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the price charged when the same element is sold separately to a third party. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element(s) have been determined. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

We are responsible for the licensing and enforcement of our patented technologies and pursue third parties that are utilizing our intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate, as a change in accounting estimate.

We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors, including past transaction history with licensees and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

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

Direct costs associated with deferred revenue are deferred and included in other assets. Included in the balance sheet are $2.6 million and $1.7 million of deferred revenue and costs, respectively, at December 31, 2005.

Revenues from licensing audio technology, trademarks, and know-how are generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue, since we cannot reliably estimate the amount of revenue earned prior to our receipt of such reports. Revenues from the sale of digital multi-channel audio and video content are recorded upon shipment to retail accounts or end customers, assuming title and risk of loss has transferred, prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured. We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

Revenues from digital image enhancement, restoration and repair are recognized when elements of a customer order or contract are delivered and accepted by the customer and no significant obligations remain. Prices are established in advance of the work performed and are generally fixed in nature. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. If losses are anticipated on a contract, such losses are recognized immediately.

•       Allowance for Doubtful Accounts.   An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Our allowances for doubtful accounts at December 31, 2004 and 2005 were not significant.

•       Inventories.   Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden declines in demand due to economic downturns, rapid product improvements, and technological changes. During 2004, we recorded a write-down of approximately $3.9 million related to our monochrome projector inventory as a result of our revised outlook based on declines in future demand and technological obsolescence.

•       Goodwill and Intangible Assets.   We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, which, among other things, establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, we perform an impairment test on recorded goodwill by comparing the estimated fair value of each of our reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. We determine fair value of the reporting units principally based upon our management’s determination of the value of our company as a whole. This value is determined by considering a number of factors, including our historical and projected financial results, valuation analyses, risks facing us and the liquidity of our common stock. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed our estimation of the fair value of the reporting units, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Included in the balance sheet at December 31, 2005 is $3.6 million of goodwill in connection with our acquisition of DTS DI, which occurred in January 2005.

We account for intangible assets in accordance with SFAS 144. This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Our intangible assets principally consist of acquired technology, which is being amortized over eleven years. No intangible or long-lived assets were impaired as of December 31, 2005.

•       Acquired In-Process Research and Development.   The value assigned to acquired in-process research and development is determined by identifying acquired specific in-process research and development projects that would be continued and for which, upon consummation of a business combination, (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.

•       Impairment of Long-Lived Assets.   We periodically assess potential impairments of our long-lived assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, we have not had an impairment of long-lived assets.

•       Product Warranty.   We generally warranty our products against defects in materials and workmanship for either a one or three year term after sale and provide for estimated future warranty costs at the time revenues are recognized. Our warranty obligation is affected by the length of product warranties, product failure rates, material usage, and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty reserves at December 31, 2004 and 2005 were not significant.

•       Stock-based Compensation.   We account for employee stock option and purchase plans in accordance with the provisions of Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of the Financial Accounting Standards Board, or FASB, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. Upon adoption of SFAS 123R in the first quarter of 2006, mentioned in Recently Issued Accounting Standards included elsewhere in this document, we expect to incur significant charges to the statement of operations.

•       Income taxes.   We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2005, we believe that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

Income taxes receivable, net at December 31, 2004 and 2005, includes estimated tax contingencies of $1.8 million and $1.4 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating tax contingencies due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

Segment and Geographic Information

Our reportable segment and geographic information is as follows (in thousands):

	Revenues by Segment
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$16,328	$19,545	$21,744
Consumer business	35,374	41,886	48,180
Digital Images business	—	—	5,328
Total revenues	$51,702	$61,431	$75,252

	Gross Profit by Segment
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$7,190	$5,448	$10,618
Consumer business	33,480	39,821	45,970
Digital Images business	—	—	(949)
Total gross profit	$40,670	$45,269	$55,639

	Income (Loss) From Operations by Segment
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$(3,504)	$(8,475)	$(4,051)
Consumer business	18,714	19,969	21,139
Digital Images business	—	—	(7,576)
Total income from operations	$15,210	$11,494	$9,512

	Revenues by Geographic Region
	For the Years Ended December 31,
	2003	2004	2005
United States	$15,837	$17,830	$27,157
Japan	11,886	17,516	18,870
South Korea	5,559	7,772	8,248
China	4,200	6,936	6,702
Other international	14,220	11,377	14,275
Total international	35,865	43,601	48,095
Total revenues	$51,702	$61,431	$75,252

The following table sets forth, for the periods indicated, long-lived assets by geographic region in which we hold assets (in thousands):

	Long-Lived Assets
	As of December 31,
	2003	2004	2005
United States	$3,150	$3,099	$5,859
International	366	2,219	1,516
Total long-lived assets	$3,516	$5,318	$7,375

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	For the Years Ended December 31,
	2003	2004	2005
Revenues:
Technology and film licensing	81.7%	81.3%	75.7%
Product sales and other revenues	18.3	18.7	24.3
Total revenues	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	8.3	7.2	6.3
Product sales and other revenues	13.0	19.1	19.8
Total cost of goods sold	21.3	26.3	26.1
Gross profit	78.7	73.7	73.9
Operating expenses:
Selling, general and administrative	39.7	45.0	45.1
Research and development	9.6	10.0	13.1
In-process research and development	—	—	3.1
Total operating expenses	49.3	55.0	61.3
Income from operations	29.4	18.7	12.6
Interest income, net	0.5	2.4	3.4
Other income (expense), net	(0.4)	(0.1)	0.2
Income from legal settlement	—	4.2	—
Income before provision for income taxes	29.5	25.2	16.2
Provision for income taxes	10.4	9.0	5.7
Net income	19.1%	16.2%	10.5%

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Technology and Film Licensing.   Technology and film licensing revenues for the year ended December 31, 2005 increased 14% to $56.9 million from $49.9 million for the year ended December 31, 2004. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $7.3 million from intellectual property compliance and enforcement activities in the current period relative to the prior year. These activities, which included audits of shipments by certain of our licensees and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods. We are experiencing good growth in our personal computer licensing and in car audio systems, which posted year over year growth totals of 150% and 21%, respectively, in 2005. We remain cautious in our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly for 2006, based primarily on the expected continuation of growth in our decoder licensing program and from our license enforcement activities. Our film licensing revenues increased slightly in 2005 compared to the prior year due to additional releases in the DTS format and the timing of major feature film releases.

Product Sales and Other.   Product sales and other revenues increased 59% to $18.3 million for the year ended December 31, 2005 from $11.5 million for the year ended December 31, 2004. This increase was primarily attributable to revenues generated by DTS DI, which we acquired in January 2005, along with an increase in Cinema hardware sales of $2.1 million. Stronger demand for our XD10 Cinema Media Player and XD10P Cinema Audio Processor were primary drivers of sales. Product sales and other revenue is expected to grow at a modest rate in 2006, as we continue to expect market interest in multi-function playback devices to develop at a measured pace.

Segment Sales.   Revenues from our consumer business totaled $48.2 million for the year ended December 31, 2005, an increase of 15% from $41.9 million for the year ended December 31, 2004. The increase in revenues was driven primarily by an increase in royalty recoveries mentioned above as well as the overall growth in our personal computer and car audio markets. Cinema revenues were $21.7 million for the year ended December 31, 2005, an increase of 11% from $19.5 million for the year ended December 31, 2004. The increase in revenues was driven primarily by an increase in cinema hardware revenues. Revenues from our digital images business were $5.3 million for the year ended December 31, 2005, the first year these revenues have been included in our results of operations.

Gross Profit

Consolidated gross profit remained consistent between years at 74%, and we expect this trend to continue into 2006. An increase in cinema gross profit, primarily due to an increase in sales of our higher margin XD10 Cinema Media Player, offset the decrease in consolidated gross profit due to the inclusion of DTS DI in our 2005 revenues.

Technology and Film Licensing.   Gross profit associated with technology and film licensing revenues increased slightly to 92% for the year ended December 31, 2005, from 91% of related revenues for the year ended December 31, 2004, respectively and we expect this rate to increase slightly during 2006 due to a higher mix of technology licensing relative to film licensing.

Product Sales and Other.   Gross profit associated with product sales and other revenues increased to 19% of related revenues for the year ended December 31, 2005 from (2)% in the prior year period due to the inventory write-down in 2004. The current period margin is the result of a loss in our digital images business due to high fixed overhead costs and amortization of acquired intangibles.

Segment Gross Profit.   Gross profit for our consumer business remained consistent between years at 95% and we expect this trend to continue into 2006. Our cinema business gross profit increased to 49% of related revenues for the year ended December 31, 2005 from 28% in the prior year period primarily due to higher margin hardware sales. Our digital images business experienced low gross margins due to lower than anticipated revenues and the amortization of acquired intangibles included in cost of goods sold of $977,000. We expect margins in the digital images business to improve in 2006 as we re-focus on more profitable projects and complete a large project. Gross margins for this project will be unusually high upon completion because all revenue was deferred during 2005, but a significant portion of the restoration costs did not qualify for deferral.

Selling, General and Administrative

Selling, general and administrative expenses increased 23% to $34.0 million for the year ended December 31, 2005, compared to $27.7 million in the prior year period. The increase is primarily due to increases in salaries and related costs of $3.5 million as we increased headcount to support our growth. Other expenses related to growth of our operations, such as depreciation, travel and entertainment, increased approximately $828,000. Also contributing to the increase was $1.6 million relating to the inclusion of DTS DI in our results of operations.

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the year ended December 31, 2005, research and development expenses were $9.9 million, compared to $6.1 million for the year ended December 31, 2004. The increase is primarily due to increased labor costs associated with new product initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. Also contributing to the increase was $1.1 million relating to the inclusion of DTS DI research and development activities in our results of operations.

We expect to continue to increase our investment in applications engineering and research and development activities overall in future periods, primarily in support of new product initiatives, the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the year ended December 31, 2005, relates to development projects that had not reached technological feasibility, were of no future alternative use and which were expensed upon consummation of the acquisition of DTS DI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest (Income) Expense, Net

Interest income, net, for the year ended December 31, 2005 increased significantly over the same period of the prior year due to the generally improved interest rate environment.

Income From Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for trademark infringement, false designation of origin, trademark dilution, and unfair competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the year ended December 31, 2004 we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income.

Income Taxes

For the year ended December 31, 2005, we recorded an income tax provision of $4.3 million on pre-tax income of $12.2 million. This resulted in an annualized effective tax rate of 35%. For the year ended December 31, 2004, we recorded an income tax provision of $5.5 million on pre-tax income of $15.5 million. This resulted in an annualized effective tax rate of 36%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials and research and development credits. We expect the effective tax rate for 2006 will be in the range of 37% to 38%.

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Technology and Film Licensing.   Technology and film licensing revenues for the year ended December 31, 2004 increased 18% to $49.9 million from $42.2 million for the year ended December 31, 2003. The increase in revenues from technology and film licensing was primarily attributable to continued growth in consumer electronics licensing, driven by an increase in the number of DVD-based home entertainment systems that incorporate DTS technology, such as audio/video receivers, DVD players, and home-theater-in-a-box systems. The increase also related to revenues recognized as a result of intellectual property compliance and enforcement activities. In addition, our film licensing revenues increased moderately in 2004 due to revenues generated from increases in the number of U.S. films released, foreign language dubbed versions of major films, and foreign original-version films released with a DTS soundtrack.

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

Segment Sales.   Revenues from our consumer business totaled $41.9 million for the year ended December 31, 2004, an increase of 18% from $35.4 million for the year ended December 31, 2003. The increase in revenues was driven by the growth in consumer electronics technology licensing as mentioned above. Cinema revenues were $19.5 million for the year ended December 31, 2004, up 20% from the same period in the prior year due primarily to growth in the sales of our cinema audio products, driven by the film exhibition industry return to growth, as mentioned above.

Gross Profit

Consolidated gross profit decreased to 74% of revenues for the year ended December 31, 2004, from 79% for the year ended December 31, 2003. The decrease was primarily due to the write-down of our monochrome projector inventory of approximately $3.9 million in 2004 that was a result of our revised outlook based on declines in future demand and technological obsolescence.

Technology and Film Licensing.   Gross profit associated with technology and film licensing revenues increased slightly to 91% for the year ended December 31, 2004, from 90% of related revenues for the year ended December 31, 2003.

Product Sales and Other.   Gross profit associated with product sales and other revenues decreased to (2)% of related revenues for the year ended December 31, 2004 from 29% in the prior year period due to the inventory write-down discussed above.

Segment Gross Profit.   Gross profit for our consumer business remained consistent between years at 95%. Our cinema business gross profit decreased to 28% of related revenues for the year ended December 31, 2004 from 44% in the prior year period primarily due to the write-down of the monochrome projector inventory discussed above. The impact of this write-down on gross profit was partially offset by the increase in revenue for our cinema business year-over-year relative to fixed costs.

Selling, General and Administrative

Selling, general and administrative expenses increased 35% to $27.7 million for the year ended December 31, 2004, compared to $20.5 million in the prior year period. The increase was primarily due to increases in professional services of $2.5 million, which includes costs associated with our increased intellectual property compliance and enforcement activities, Sarbanes-Oxley related costs and other costs associated with operating as a public company. Also contributing to the increase was an increase of $2.2 million in salaries and related costs as we increased headcount to support our growth. The increase also includes increases in advertising and promotion costs related to new product introductions, and insurance costs. Salaries and related costs include stock-based compensation, which decreased to $273,000 for the year ended December 31, 2004 from $497,000 in the prior year period. Stock-based compensation for the prior period primarily consisted of a charge related to the issuance of a warrant. Included in professional services for the year ended December 31, 2004 was approximately $300,000 in legal costs related to our settlement with Mintek that was reached in May 2004.

Costs of compliance with the Sarbanes-Oxley Act were approximately $899,000 for the year ended December 31, 2004.

Research and Development

For the year ended December 31, 2004, research and development expenses were $6.1 million, compared to $5.0 million for the year ended December 31, 2003. The increase was primarily due to increased labor costs associated with new product initiatives and the optimization of our Coherent Acoustics technology for new consumer electronics applications and development of tools associated with next generation optical disc standards.

Interest (Income) Expense, Net

Interest income, net, for the year ended December 31, 2004 increased significantly over the previous year due to increased investment income relating to proceeds from our initial and follow-on public offerings in July and November of 2003.

Income From Legal Settlement

In May 2004, we reached our settlement with Mintek for $3.5 million. In the year ended December 31, 2004, we recognized $899,000 in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income. Selling, general and administrative expenses for the year ended December 31, 2004 included approximately $300,000 in legal fees related to the Mintek case. Legal fees related to Mintek were approximately $200,000 for 2003.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents, and short-term investments of $111.4 million, compared to $114.3 million at December 31, 2004. In addition, we had long-term investments of $2.7 at December 31, 2004.

Since our inception, we have financed our operations through sales of redeemable preferred stock, borrowings under bank line of credit arrangements, internally generated cash flows and proceeds from our initial and follow-on public offerings. At December 31, 2005, we had no outstanding borrowings under our bank facility, which expires on June 30, 2006 and is renewable annually . The bank facility provides for working capital financing and is unsecured. The bank agreement requires us to comply with certain covenants including a tangible effective net worth of $60.0 million increasing by 50% of net income on an annual basis. The covenants also require us to keep $2.0 million in cash or securities at the bank. Availability under this facility was $10.0 million at December 31, 2005. Future borrowings will bear interest based on either of the two options selected at the time of advances: 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent.

Through December 31, 2005, we have raised $14.7 million in cash through the sale of mandatorily redeemable preferred stock, net proceeds of $63.0 million from our initial public offering and net proceeds of $48.9 million from our follow-on public offering. The preferred stock was redeemable at the original issuance price of $2.019 per share plus dividends accumulating at 8% per annum through October 24, 2002 and 10% per annum from October 25, 2002 through the date of redemption. We used approximately $22.5 million from the proceeds of our initial public offering to redeem all shares of the preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption.

Net cash provided by operating activities was $9.2 million, $17.6 million and $9.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. Accounts receivable increased $2.5 million for the year ended December 31, 2005 due to royalty recoveries and other accrued license fees. Our tax benefit from the exercise of options decreased $4.1 million for the year ended December 31, 2005, compared to the prior year. Our income tax receivable increased $2.6 million as a result of overpayments in the later portion of 2005. Included in 2004 was an unusually high volume of option exercises during the year subsequent to our initial public offering lockup release in early 2004. Additionally, lower average market prices for shares of our common stock in 2005 relative to the same period in 2004 resulted in lower option exercise activity during 2005. As part of the acquisition of DTS DI, we assumed $1.8 million in liabilities and a significant portion of these liabilities were paid during 2005. Upon the adoption of SFAS 123R, the tax benefits for employee benefit plans will be included as a financing activity.

We use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit, municipal bonds and auction rate securities. Cash used in investing activities totaled $62.0 million and $36.8 million in the years ended December 31, 2003 and 2004, respectively. Cash provided by investing activities totaled $1.4 million in the year ended December 31, 2005. The increase in cash provided by investing activities is primarily the result of investment sales and maturities, net of purchases, of $17.5 million in the year ended December 31, 2005, compared to cash used for investment purchases, net of sales and maturities,  of $61.0 million and $32.6 million in the years ended December 31, 2003 and 2004, respectively. In December 2004, in advance of our acquisition of DTS DI in January 2005, we provided bridge financing of approximately $1.3 million to DTS DI and also acquired QDesign for net cash of $1.4 million during 2004. The principal and interest outstanding under the bridge loan reduced the amount we paid to acquire DTS DI by the aggregate amount due. In January 2005, we used $11.0 million for our purchase of DTS DI. We continue to invest in property and equipment, including office equipment and fixtures, engineering and manufacturing test equipment, and computer hardware and software.

Net cash flows used in financing activities totaled $90.1 million for the year ended December 31, 2003. For the years ended December 31, 2004 and 2005, cash provided by financing activities were $1.3 million and $1.1 million, respectively. For the year ended December 31, 2003, cash provided by financing activities was $90.1 million representing net proceeds of $63.0 million from our initial public offering and proceeds of $48.9 million from our follow-on public offering. These cash inflows were partially offset by cash dividends paid to our preferred stockholders totaling $6.8 million as well as payments of $15.8 million to redeem the principal value of our mandatorily redeemable preferred stock. For the year ended December 31, 2004, cash provided by financing activities primarily consisted of proceeds from the issuance of common stock under our option and employee stock purchase plans. For the year ended December 31, 2005, cash provided by financing activities primarily consists of the exercise of stock options and purchases of stock under our employee stock purchase plan.

We entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $747,000. We expect that we will incur additional costs in the range of $2 to $4 million over the next several years in connection with our ERP implementation.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included herein and in any other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Contractual Obligations and Commitments

Future payments due under non-cancelable lease obligations and commitments at of December 31, 2005 are described below (in thousands):

	2006	2007	2008	2009	2010	2011 and thereafter	Total
Operating leases	$ 942	$ 730	$ 373	$ 318	$ 249	$ 632	$ 3,244
Acquisition consideration	150	150	—	—	—	—	300
Enterprise resource planning system	374	373	—	—	—	—	747
Total	$ 1,466	$ 1,253	$ 373	$ 318	$ 249	$ 632	$ 4,291

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

We also enter into contracts with manufacturers to provide certain manufacturing services. If we were to have terminated these contracts at December 31, 2005, we would have to make payments of approximately $1.9 million.

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

Quarterly Results of Operations

The following table sets forth the unaudited quarterly results of operations for each of the eight quarters ended December 31, 2005, as well as the same data expressed as a percentage of our total revenues for the periods indicated. This information includes all adjustments management considers necessary for the fair presentation of such data. The information for each quarter is unaudited and we have prepared it on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. The results of historical periods are not necessarily indicative of results for any future period.

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

	For the Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(Unaudited, in thousands)
Revenues:
Technology and film licensing	$ 12,497	$ 10,720	$ 13,058	$ 13,645	$ 18,464	$ 12,835	$ 12,611	$ 13,037
Product sales and other revenues	3,100	2,532	2,894	2,985	3,593	4,893	4,942	4,877
Total revenues	15,597	13,252	15,952	16,630	22,057	17,728	17,553	17,914
Cost of goods sold:
Technology and film licensing	980	1,166	1,199	1,106	1,282	1,035	1,194	1,204
Product sales and other revenues	1,912	1,755	1,911	6,133	3,181	3,995	3,450	4,272
Total cost of goods sold	2,892	2,921	3,110	7,239	4,463	5,030	4,644	5,476
Gross profit	12,705	10,331	12,842	9,391	17,594	12,698	12,909	12,438
Operating expenses:
Selling, general and administrative	6,440	6,798	6,746	7,660	8,044	8,080	8,971	8,865
Research and development	1,332	1,568	1,501	1,730	2,094	2,532	2,612	2,629
In-process research and development	—	—	—	—	2,300	—	—	—
Total operating expenses	7,772	8,366	8,247	9,390	12,438	10,612	11,583	11,494
Income from operations	4,933	1,965	4,595	1	5,156	2,086	1,326	944
Interest income, net	439	310	373	325	354	835	635	700
Other income (expense), net	(14)	(17)	31	(31)	(12)	(11)	123	54
Income from legal settlement	—	2,601	—	—	—	—	—	—
Income before provision for income taxes	5,358	4,859	4,999	295	5,498	2,910	2,084	1,698
Provision for income taxes	1,918	1,740	1,774	103	1,942	1,094	890	356
Net income	$ 3,440	$ 3,119	$ 3,225	$ 192	$ 3,556	$ 1,816	$ 1,194	$ 1,342

	For the Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(Unaudited)
Revenues:
Technology and film licensing	80.1%	80.9%	81.9%	82.1%	83.7%	72.4%	71.8%	72.8%
Product sales and other revenues	19.9	19.1	18.1	17.9	16.3	27.6	28.2	27.2
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold:
Technology and film licensing	6.3	8.8	7.5	6.7	5.8	5.8	6.8	6.7
Product sales and other revenues	12.3	13.2	12.0	36.9	14.4	22.5	19.7	23.8
Total cost of goods sold	18.6	22.0	19.5	43.6	20.2	28.4	26.5	30.6
Gross profit	81.4	78.0	80.5	56.4	79.8	71.6	73.5	69.4
Operating expenses:
Selling, general and administrative	41.3	51.3	42.3	46.1	36.5	45.6	51.1	49.5
Research and development	8.5	11.8	9.4	10.4	9.5	14.3	14.9	14.7
In-process research and development	—	—	—	—	10.4	—	—	—
Total operating expenses	49.8	63.1	51.7	56.5	56.4	59.9	66.0	64.2
Income from operations	31.6	14.9	28.8	(0.1)	23.4	11.8	7.6	5.3
Interest income, net	2.8	2.3	2.3	2.0	1.6	4.7	3.6	3.9
Other income (expense), net	(0.1)	(0.1)	0.2	(0.2)	(0.1)	(0.1)	0.7	0.3
Income from legal settlement	—	19.6	—	—	—	—	—	—
Income before provision for income taxes	34.3	36.7	31.3	1.7	24.9	16.4	11.9	9.5
Provision for income taxes	12.3	13.1	11.1	0.6	8.8	6.2	5.1	2.0
Net income	22.0%	23.6%	20.2%	1.1%	16.1%	10.2%	6.8%	7.5%

Revenues for the quarters presented above were impacted by the seasonality factors noted above and generally increased quarter to quarter in 2004. Revenue from licensing activities started to experience a slow down in the third and fourth quarters of 2005.

Revenues for the first and second quarter of 2005 were impacted by higher than normal royalty recoveries.

Selling, general and administrative expenses for the fourth quarter of 2004 were impacted by costs related to Sarbanes-Oxley, our first year of complying with rules.

In-process research and development relates to our acquisition of DTS DI in the first quarter of 2005.

The decrease in gross profit and net income for the quarter ended December 31, 2004 is primarily due to the write-down of our monochrome projector inventory of approximately $3.9 million that was a result of our revised outlook based on declines in future demand and technological obsolescence.

Interest income, net, for the quarter ended June 30, 2005 increased due to the generally improved interest rate environment and a temporary shift away from tax-exempt auction rate securities to taxable investments, which generate higher nominal yields. Offsetting our return to the tax-exempt auction rate securities market in the third quarter of 2005 was improved interest rate environment during the third and fourth quarters of 2005.

Income from legal settlement for the quarter ended June 30, 2004, consisted of our settlement with Mintek.

Fluctuations in the provision for income taxes between the quarters are a result of changes in our income before income taxes for the corresponding quarter.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options, and are currently assessing which model we may use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of December 31, 2005, using the Black-Scholes method, the effects of the adoption of SFAS 123R on our financial results for the next five years, based on stock-based awards granted as of December 31, 2005, would be as follows:

	Expenses by Fiscal Year
	2006	2007	2008	2009	2010
	(unaudited)
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$ 1,495	$ 1,346	$ 1,173	$640	—

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

In June 2005 FASB Staff Position, or FSP, No. 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the Directive, of the European Union, or EU, which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time, the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. The adoption of FSP 143-1 did not have a material impact on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2005, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of December 31, 2005, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income.

We derive in the range of half to two-thirds of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in six countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 8% of total revenues during 2005. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $8.4 million in 2005. Based upon the expenses for 2005, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $84,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2005, the positive impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was $295,000.

Item 8.                        Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DTS, Inc.:

We have completed integrated audits of DTS, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTS, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded DTS Digital Images, Inc. (“DTS DI”) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded DTS DI from our audit of internal control over financial reporting. DTS DI is a wholly-owned subsidiary whose total assets and total revenues represent approximately 14% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, CA
March 16, 2006

DTS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,271	$33,254
Short-term investments	93,040	78,163
Accounts receivable, net of allowance for doubtful accounts of $402 and $370 at December 31, 2004 and 2005, respectively	4,649	7,311
Inventories	3,669	3,261
Deferred income taxes	9,144	7,255
Prepaid expenses and other current assets	3,651	3,112
Income taxes receivable, net	72	2,654
Total current assets	135,496	135,010
Long-term investments	2,657	—
Property and equipment, net	3,539	7,375
Intangible assets, net	1,779	11,612
Goodwill	—	3,585
Deferred income taxes	500	303
Other assets	718	369
Total assets	$144,689	$158,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,716	$2,634
Accrued expenses	5,688	6,983
Deferred revenue	519	2,630
Total current liabilities	9,923	12,247
Deferred income taxes	—	1,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2005; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2004 and 2005; 17,067,573 and 17,472,543 shares issued and outstanding at December 31, 2004 and 2005, respectively	2	2
Additional paid-in capital	121,431	122,847
Retained earnings	13,333	21,241
Total stockholders’ equity	134,766	144,090
Total liabilities and stockholders’ equity	$144,689	$158,254

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003		2004	2005
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$42,229		$49,920	$56,947
Product sales and other revenues	9,473		11,511	18,305
Total revenues	51,702		61,431	75,252
Cost of goods sold:
Technology and film licensing	4,281		4,451	4,715
Product sales and other revenues	6,751		11,711	14,898
Total cost of goods sold	11,032		16,162	19,613
Gross profit	40,670		45,269	55,639
Operating expenses:
Selling, general and administrative	20,473		27,644	33,960
Research and development	4,987		6,131	9,867
In-process research and development	—		—	2,300
Total operating expenses	25,460		33,775	46,127
Income from operations	15,210		11,494	9,512
Interest income, net	271		1,447	2,524
Other income (expense), net	(214)		(31)	154
Income from legal settlement (Note 21)	—		2,601	—
Income before provision for income taxes	15,267		15,511	12,190
Provision for income taxes	5,368		5,535	4,282
Net income	9,899		9,976	7,908
Accretion and accrued dividends on preferred stock	(1,234)		—	—
Net income attributable to common stockholders	$8,665		$9,976	$7,908
Net income attributable to common stockholders per common share:
Basic	$0.95		$0.59	$0.46
Diluted	$0.64	(1)	$0.55	$0.43
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	9,166,389		16,865,805	17,321,148
Diluted	13,601,329	(1)	18,143,114	18,310,372

(1)    As restated (Note 2)

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
	(Amounts in thousands, except share amounts)
Balance at December 31, 2002	4,412,116	$1	$(1,008)	$(5,308)	$(6,315)
Exercise of warrants	5,606,954	—	4	—	4
Exercise of options and related tax benefit of $3,384	369,378	—	3,875	—	3,875
Issuance of common stock under employee stock purchase plan	18,327	—	253	—	253
Issuance of warrants to purchase common stock	—	—	345	—	345
Issuance of common stock in initial public offering, net of issuance costs	4,091,410	1	63,028	—	63,029
Issuance of common stock in follow-on public offering, net of issuance costs	2,014,700	—	48,863		48,863
Stock-based compensation charge for options issued to non-employees	—	—	152	—	152
Accretion of mandatorily redeemable preferred stock redemption value	—	—	—	(390)	(390)
Cumulative preferred stock dividends accrued	—	—	—	(844)	(844)
Net income	—	—	—	9,899	9,899
Balance at December 31, 2003	16,512,885	2	115,512	3,357	118,871
Exercise of warrants	48,802	—	—	—	—
Exercise of options and related tax benefit of $4,348	449,085	—	4,855	—	4,855
Issuance of common stock under employee stock purchase plan	56,801	—	821	—	821
Issuance costs for follow-on public offering	—	—	(30)	—	(30)
Stock-based compensation charge for options issued to non-employees	—	—	273	—	273
Net income	—	—	—	9,976	9,976
Balance at December 31, 2004	17,067,573	2	121,431	13,333	134,766
Exercise of warrants	211,583	—	—	—	—
Exercise of options and related tax benefit of $283	130,073	—	516	—	516
Issuance of common stock under employee stock purchase plan	63,314	—	825	—	825
Stock-based compensation charge for options issued to non-employees	—	—	75	—	75
Net income				7,908	7,908
Balance at December 31, 2005	17,472,543	$2	$122,847	$21,241	$144,090

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2004	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,899	$9,976	$7,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	1,298	3,793
Stock-based compensation charges	497	273	75
Allowance for doubtful accounts	114	61	30
Loss on disposal of property and equipment	93	—	5
Deferred income taxes	(374)	(2,092)	1,003
In-process research and development	—	—	2,300
Tax benefit from employee stock plans	3,384	4,348	283
Write-down of projector inventory	—	3,871	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,542	(748)	(2,489)
Inventories	(2,906)	12	409
Prepaid expenses and other assets	(1,121)	(1,245)	(228)
Accounts payable and accrued expenses	359	713	(2,139)
Deferred revenue	—	519	1,184
Income taxes	(3,187)	588	(2,582)
Net cash provided by operating activities	9,210	17,574	9,552
Cash flows from investing activities:
Purchases of investments	(115,285)	(114,429)	(103,563)
Maturities of investments	2,160	12,413	63,591
Sales of investments	52,125	69,462	57,506
Purchase of property and equipment	(892)	(1,567)	(4,976)
Bridge loan for acquisition	—	(1,250)	—
Cash paid for acquisitions, net of cash acquired	—	(1,383)	(11,000)
Payment for patents and trademarks in process	(86)	(90)	(185)
Net cash provided by (used in) investing activities	(61,978)	(36,844)	1,373
Cash flows from financing activities:
Preferred stock dividend payments	(6,758)	—	—
Redemption of preferred stock	(15,778)	—	—
Proceeds from the sale of common stock in connection with the initial and follow-on public offerings, net of issuance costs	111,892	(30)	—
Proceeds from the issuance of common stock upon exercise of employee stock options	491	507	233
Proceeds from the issuance of common stock upon exercise of warrants	4	—	—
Proceeds from the issuance of common stock under employee stock purchase plan	253	821	825
Net cash provided by financing activities	90,104	1,298	1,058
Net increase (decrease) in cash and cash equivalents	37,336	(17,972)	11,983
Cash and cash equivalents, beginning of period	1,907	39,243	21,271
Cash and cash equivalents, end of period	$39,243	$21,271	$33,254
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—	$19
Cash paid for income taxes	$2,774	$482	$3,178
Non-cash investing and financing activities:
Non-cash cumulative preferred dividends accrued and accretion of preferred stock redemption value	$1,234	$—	$—

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Note 1—The Company

DTS, Inc. (the “Company”) provides digital entertainment technologies, products and services to the motion picture, consumer electronics, professional audio and related industries. The Company’s Cinema business provides digital playback systems and cinema processor equipment to movie theaters, and licenses and provides services to film producers and distributors. The Company’s Consumer business licenses audio technology to consumer electronics, personal computer, broadcast and professional audio companies, and sells DVD-based entertainment content. The Company’s Digital Images business, which was acquired in January 2005, provides image restoration and enhancement services for film producers and distributors for home or professional playback of high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

The Company commenced operations in 1990 as Digital Theater Systems Corporation (“DTS Corp”). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership (“the Partnership”). In 1994, the Partnership formed DTS Technology, LLC (“DTS Technology”) to develop audio technologies for the consumer electronics and other markets. On October 24, 1997 the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. In May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

Note 2—Restatement of 2003 Financial Statements

Restatement of 2003 Financial Statements

In connection with the preparation of the financial statements for fiscal year 2005, an error was identified in the method used to compute the weighting of common stock options and warrants included in the diluted shares outstanding calculation for the year ended December 31, 2003. This resulted in improperly reporting the weighted average shares used to compute net income attributable to common stockholders per diluted common share and net income attributable to common stockholders per diluted common share.

As a result, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003. The consolidated financial statements contained herein for the year ended December 31, 2003 include the effects of this restatement.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 2—Restatement of 2003 Financial Statements (Continued)

The following table sets forth the effects of the restatement adjustments:

	For the Year Ended December 31, 2003
	Previously Reported	As Restated
Net income attributable to common stockholders per diluted common share	$0.80	$0.64
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	9,166,389	9,166,389
Effect of dilutive securities:
Common stock options	1,401,727	1,549,940
Common stock warrants	196,751	2,885,000
Diluted	10,764,867	13,601,329

The incorrect calculation of diluted weighted average shares outstanding did not affect net income for 2003 or any other period.

We have not amended our annual report on Form 10-K for the year ended December 31, 2003. The information that has been previously filed or otherwise reported is superseded by the information in this annual report.

Note 3—Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, and bank certificates of deposit. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Short-Term Investments

Short-term investments consist of bank certificates of deposit and certain marketable debt securities, which are classified as available-for-sale. The Company considers all debt securities to be short-term investments. Marketable debt securities consist primarily of auction rate and variable rate obligation securities and are recorded at market value. Despite the long-term nature of the contractual maturities underlying our auction rate and variable rate obligation securities, we have the ability to quickly liquidate those investments. We had no material gross realized or unrealized holding gains or losses from our investments in auction rate and variable rate obligation securities for the years ended December 31, 2003, 2004 and 2005. All income generated from those investments was recorded as interest income.

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

One customer accounted for 11% of revenues for the year ended December 31, 2003. There were no customers that accounted for more than 10% of revenues for the years ended December 31, 2004 or 2005. One customer accounted for 24% of accounts receivable at December 31, 2004. Another customer accounted for 17% of accounts receivable at December 31, 2005.

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

The Company deposits its cash and cash equivalents in accounts with major financial institutions. At times, such investments may be in excess of insured limits. The Company invests its short-term and long-term investments in accounts with major financial institutions, investment grade municipal securities and United States agency securities. The Company has not incurred any significant losses on  its investments.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Allowance For Doubtful Accounts

The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates.

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, there has been no impairment of long-lived assets.

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS 142, the Company performs an impairment test on recorded goodwill by comparing the estimated fair value of each of the Company’s reporting units to the carrying value of the assets and liabilities of each unit, including goodwill. The Company determines fair value of the reporting units principally based upon management’s determination of the value of the Company as a whole. This value is determined by considering a number of factors, including the Company’s historical and projected financial results, valuation analyses, risks facing the Company and the liquidity of its common stock. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed the Company’s estimation of the fair value of the reporting units, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill for each reporting unit. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment The Company’s first impairment test conducted in 2005, concluded that there was no impairment.

The Company accounts for intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value many not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets principally consist of acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets.

Revenue Recognition

The Company recognizes revenue when it has persuasive evidence of an arrangement, the price is fixed and determinable, collection is reasonably assured and delivery has occurred.

Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements. Deferred revenues arise from payments received in advance of the culmination of the earnings process.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria, as described above, are met.

Revenue from the sale of cinema hardware products is recorded upon delivery assuming all other revenue recognition criteria are met. The licensing, encoding and duplication of motion picture soundtracks for use in the audio playback systems manufactured by the Company is undertaken under arrangements with major film producers and distributors. Revenue arising from the licensing and duplication of soundtracks is recognized upon delivery assuming all other revenue recognition criteria are met.

Direct costs associated with deferred revenue are deferred and included in other assets. Included in the balance sheet are $2,630 and $1,734 of deferred revenue and costs, respectively, at December 31, 2005.

Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics product manufacturers that pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Revenue from the sale of multi-channel audio content is recorded upon delivery to retail accounts or end customers, assuming: title and risk of loss has transferred to the customer; prices are fixed or determinable; no significant Company obligations remain; and collection of the related receivable is reasonably assured. The Company’s shipping terms are customarily FOB shipping point with title transfer and risk of loss transferring to the customer upon shipment.

Management provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary.

Revenues from digital image enhancement, restoration and repair are recognized when titles subject to a customer order or contract are delivered and accepted by the customer and no significant obligations remain assuming all other revenue recognition criteria are met. Prices are established in advance of the work performed and are generally fixed in nature. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. If losses are anticipated on a contract, such losses are recognized immediately.

Shipping and Handling Costs

Costs related to the delivery of products to customers are included in cost of goods sold, and payment for those costs are included in revenue.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Patents and Trademarks

Costs incurred in securing patents and trademarks protecting the Company’s proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically five years and ten years, respectively. The amortization period commences when the patent or trademark is issued. Amortization of patent and trademark costs amounted to $103, $74 and $52 for the years ended December 31, 2003, 2004 and 2005, respectively. Accumulated amortization at December 31, 2004 and 2005 amounted to $575 and $627, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Acquired In-process Research and Development

The value assigned to acquired in-process research and development is determined by identifying specific acquired in-process research and development projects that would be continued and for which, upon consummation of a business combination, (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.

Provision for Warranty Claims

The Company offers a limited warranty for product sales that generally provides customers with a one or three year warranty period against defects. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted by management periodically to reflect actual and anticipated experience.

An analysis of changes in the liability for product warranty claims is as follows:

	For the Years Ended December 31,
	2003	2004	2005
Balance at beginning of period	$52	$81	$162
Current year provision	57	135	315
Expenditures	(28)	(54)	(112)
Balance at end of period	$81	$162	$365

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. To date, the gains and losses have not been significant.

Advertising Expenses

Advertising and promotional costs are expensed as incurred and amounted to $2,376, $2,508 and $2,373 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Stock-Based Compensation

Since 1997, the Company has maintained stock-based employee compensation plans, which are described more fully in Note 14. During 2003, the Company adopted the 2003 Employee Stock Purchase Plan. The Company accounts for its employee stock incentive and purchase plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of the Financial Accounting Standards Board (“FASB”), “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

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

	For the Years Ended December 31,
	2003		2004	2005
Net income attributable to common stockholders:
As reported	$8,665		$9,976	$7,908
Additional stock-based compensation expense determined under the fair value method, net of tax	(780)		(1,786)	(5,392)
Pro forma	$7,885		$8,190	$2,516
Net income attributable to common stockholders per common share—basic:
As reported	$0.95		$0.59	$0.46
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.09)		(0.11)	(0.31)
Pro forma	$0.86		$0.48	$0.15
Net income attributable to common stockholders per common share—diluted:
As reported	$0.64	(1)	$0.55	$0.43
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06	)(1)	(0.10)	(0.29)
Pro forma	$0.58	(1)	$0.45	$0.14

(1)           As restated (Note 2)

The key assumptions used for the determination of the fair value of stock and employee stock purchase plans are further described in Note 14.

For the years ended December 31, 2003 and 2004, the pro forma net income has been adjusted for additional stock-based compensation expense by approximately $176 and $321, respectively, to exclude the tax effect on incentive stock options.

The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of the stock options is more reliably measured than

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

the fair value of the services received. The fair value of each non-employee equity award is remeasured each period until a commitment date is reached, which is generally the vesting date. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached. For the years ended December 31, 2003, 2004 and 2005, the Company recorded stock-based compensation expense of $497, $273 and $75, respectively, related to non-employee equity awards.

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

	For the Years Ended December 31,
	2003		2004	2005
Diluted pro forma earnings per share (from above table)	$0.58	(1)	$0.45	$0.14
Impact of retirement-eligible	—		0.01	—
Diluted pro forma earnings per share (adjusted to reflect non-substantive vesting approach)	$0.58		$0.44	$0.14

(1)    As restated (Note 2)

On November 17, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration of the unvested portion of certain stock options held by employees, officers and directors of the Company. The options that were accelerated have exercise prices greater than $21.00 per share, which is higher than the $14.76 closing price of the Company’s common stock as quoted on the Nasdaq National Market on November 17, 2005. These options would have vested and become exercisable from time to time over the next 32 months. As a result of the acceleration, all of these options became fully vested and immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. Shares received upon the exercise of accelerated options held by members of the Company’s Board of Directors and by the Company’s President and Chief Executive Officer and its Executive Vice Presidents may not be sold or otherwise transferred prior to the earlier of the original vesting date of such options or their termination of employment or service.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

The Committee’s decision to accelerate the vesting of the affected stock options was based upon the issuance by the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires the Company, effective as of the beginning of the first fiscal quarter of 2006, to record compensation cost as expense for the portion of outstanding unvested awards, based on the fair value of those awards on the date of grant. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would have been required to recognize in its consolidated statements of income pursuant to FAS 123R by approximately $1,300 in 2006 and an aggregate of approximately $1,600 in subsequent years.

See Recent Accounting Developments below for further discussion regarding the impact of adopting SFAS 123R in the first quarter of 2006.

Net Income Attributable to Common Stockholders Per Common Share

Basic net income attributable to common stockholders per common share is calculated by dividing net income attributable to common stockholders for the period by the weighted average common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average common shares outstanding, adjusted for all dilutive potential common share equivalents including shares issuable upon the exercise of stock options, and common stock warrants determined using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. As the Company’s mandatorily redeemable preferred stock was not convertible into shares of common stock, the mandatorily redeemable preferred stock was not considered a common share equivalent.

Accretion of Redemption Value of Mandatorily Redeemable Preferred Stock

The Company accreted the redemption value of mandatorily redeemable preferred stock ratably over the minimum period such stock was outstanding. In addition, accrued but unpaid dividends were recorded to increase the carrying value of the mandatorily redeemable preferred stock to the redemption value at maturity.

Segment Information

The Company uses the “management approach” in determining reportable business segments. The management approach designates the internal organization used by the chief operating decision maker, the Chief Executive Officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires compensation expense related to stock-based awards to be recognized in the financial statements. The amount of compensation expense will be measured based upon the fair value of the stock-based awards at the date of grant. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model it may use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. This statement was to have become effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC amended the compliance date for implementing SFAS 123R extending the compliance date to the first fiscal year that begins after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of fiscal 2006. If we had adopted SFAS 123R as of December 31, 2005, using the Black-Scholes method, the effects of the adoption of SFAS 123R on the Company’s financial results for the next five years, based on stock-based awards granted as of December 31, 2005, would be as follows:

	Expenses by Fiscal Year
	2006	2007	2008	2009	2010
	(in thousands)
Additional stock-based compensation expense under SFAS 123R before tax benefit	$1,495	$1,346	$1,173	$640	—

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 3—Significant Accounting Policies (Continued)

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

In June 2005 FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) of the European Union (“EU”) which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time, the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP 143-1 requires the commercial user to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations” to the obligation associated with historical waste. FSP 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU-member countries. The adoption of FSP 143-1 did not have a material impact on the Company’s consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 4—Cash, Short-term and Long-term Investments

Cash, short-term and long-term investments consist of the following:

	As of December 31,
	2004	2005
Cash and cash equivalents:
Cash	$15,116	$12,040
Money market accounts	6,155	21,214
Total cash and cash equivalents	$21,271	$33,254
Short-term investments:
Certificates of deposit	$11,787	$8,121
Corporate bonds	—	3,570
Commercial paper	—	6,993
United States government and agency securities	12,086	—
Municipal securities	69,167	59,479
Total short-term investments	$93,040	$78,163
Long-term investments:
Municipal securities	$2,657	$—
Total long-term investments	$2,657	$—

The contractual maturities of short-term investments at December 31, 2005 are as follows:

Due within one year	$40,383
Due after one year through five years	1,002
Due after five years through ten years	1,002
Due after ten years	35,776
Total short investments	$78,163

Note 5—Inventories

Inventories consist of the following:

	As of December 31,
	2004	2005
Raw materials	$1,313	$1,062
Finished goods	2,356	2,199
Total inventories	$3,669	$3,261

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 6—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2004	2005
Machinery and equipment	$3,036	$7,437
Office furniture and fixtures	2,693	3,588
Leasehold improvements	2,926	3,697
	8,655	14,722
Less: Accumulated depreciation	(5,116)	(7,347)
Property and equipment, net	$3,539	$7,375

Depreciation expense was $807, $1,135 and $2,231 for the years ended December 31, 2003, 2004 and 2005, respectively.

Note 7—Goodwill and Intangibles

In the year ended December 31, 2005, we added $3,585 to goodwill in connection with our acquisition of Lowry Digital Images, Inc., which is included in the Digital Images business segment. Subsequent to the acquisition, the business was renamed to DTS Digital Images (“DTS DI”). The Company did not have goodwill prior to this acquisition.

Included in cost of sales is $977 of amortization relating to existing technologies, backlog and customer relationships for the year ended December 31, 2005. Included in operating expenses is $594 of amortization relating to non-compete and tradename for the year ended December 31, 2005. The following table summarizes the weighted average lives and the carrying values of our acquired intangible assets by category:

		As of December 31, 2005			As of December 31, 2004
	Weighted Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	10.6	$11,627	$(1,195)	$10,432	$1,426	$(89)	$1,337
Customer relationships	4	331	(21)	310	—	—	—
Non-compete	3	400	(133)	267	—	—	—
Backlog	2	100	(50)	50	—	—	—
Tradename	1	200	(200)	—	—	—	—
Total		$12,658	$(1,599)	$11,059	$1,426	$(89)	$1,337

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 7—Goodwill and Intangibles (Continued)

The following table summarizes the weighted average lives and the carrying values of our other intangible assets:

		As of December 31, 2005			As of December 31, 2004
	Weighted Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Patents	1.8	$965	$(528)	$437	$829	$(491)	$338
Trademarks	7.6	215	(99)	116	188	(84)	104
Total		$1,180	$(627)	$553	$1,017	$(575)	$442

As of December 31, 2005, we expect the amortization of intangible assets for future periods to be as follows:

Estimated Amortization Expense
2006	$1,819
2007	1,366
2008	1,224
2009	1,200
2010	1,114
Thereafter	4,889
Total	$11,612

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2004	2005
Accrued payroll and related benefits	$2,409	$3,898
Production advance	1,248	1,022
Accrued royalties	507	309
Other	1,524	1,754
Total accrued expenses	$5,688	$6,983

Note 9—Bank Line of Credit

We have in place a $10,000 facility that expires on June 30, 2006 and is renewable annually. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At December 31, 2005, the Company was compliant with all covenants under the bank agreement.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 9—Bank Line of Credit (Continued)

At December 31, 2005, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not significant.

Note 10—Business Combinations

In January 2005, the Company completed the acquisition of DTS DI for $9,642 in cash. DTS DI provides image restoration and enhancement services for film producers and distributors for home or professional playback of high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications. In late 2004, the Company loaned DTS DI a total of $1,250 to enable DTS DI to satisfy certain liabilities. Neither DTS DI nor its stockholders were required to repay this loan prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital.

The estimated total purchase price for the acquisition of all of the outstanding shares of DTS DI is as follows:

Cash	$9,642
Bridge loan, including interest	1,261
Estimated direct acquisition costs	1,346
Total estimated purchase price	$12,249

The DTS DI acquisition was accounted for as a purchase business combination. The results of operations of DTS DI are included in our Consolidated Statement of Operations from January 3, 2005.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 10—Business Combinations (Continued)

The final purchase price is dependent on shares issued, if any, as further discussed below. Under the purchase method of accounting, the total estimated purchase price is allocated to DTS DI’s net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the estimated purchase price and the valuation, the purchase price allocation is as follows:

Accounts receivable	$190
Tangible assets	1,094
Other assets	57
Deferred tax assets	1,356
Amortizable intangible assets:
Existing technology	10,200
Non-compete	400
Backlog	100
Tradename	200
IPR&D	2,300
Goodwill	3,585
Total assets acquired	19,482
Liabilities assumed:
Accounts payable	(942)
Accrued liabilities	(819)
Notes payable	(368)
Deferred revenues	(928)
Total liabilities assumed	(3,057)
Net deferred tax liability for acquired intangibles and purchase accounting	(4,176)
Total purchase price	$12,249

The Company allocated $10,900 to amortizable intangible assets consisting of existing technology, non-compete, backlog, and tradenames.

The Company allocated $3,585 to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

IPR&D, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets are being amortized with the following estimated economic useful lives:

Estimated Useful Life (Years)
Existing technology	11
Non-compete	3
Backlog	2
Tradename	1

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 10—Business Combinations (Continued)

Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPR&D. Key assumptions for IPR&D included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

The former shareholders of DTS DI are entitled to receive shares of DTS common stock if certain gross profit targets in 2006 are met. In the event that the targets are met in full, an aggregate of up to approximately 653,000 shares of DTS common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

The results of operations of DTS DI are included in our Consolidated Statements of Operations from January 3, 2005, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, the Company used the income statements of DTS DI for the year ended December 31, 2004. If the Company had acquired DTS DI at the beginning of fiscal year 2004, the Company’s unaudited pro forma net revenues, net income and net income per share for the year ended December 31, 2004 would have been as follows:

Year
Ended
December 31, 2004
Revenue	$66,456
Net income	$8,039
Net income per share—Basic	$0.48
Net income per share—Diluted	$0.44

In July 2004, the Company completed the acquisition of QDesign Corporation for $1,500 in cash. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $450 in cash, which is held by the Company in a restricted account. The Company classifies the restricted cash in other current and non-current assets. The contingent payment is being accounted for as compensation expense ratably over the three-year period ending July 2007, and will be paid out if certain criteria are met. The first payment of $150 was paid in 2005.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 10—Business Combinations (Continued)

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

Note 11—Commitments and Contingencies

Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2015. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income are as follows:

Years Ending December 31,
2006	$942
2007	730
2008	373
2009	318
2010	249
2011 and thereafter	632
$3,244

Rent expense, net of sublease income amounted to $485, $883 and $1,379 for the years ended December 31, 2003, 2004 and 2005, respectively.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 11—Commitments and Contingencies (Continued)

certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, any such legal matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12—Related Party Transactions

One of the Company’s 5% or greater stockholders was both a customer of and a supplier to the Company. Sales to this stockholder totaled $615 and $648 for the years ended December 31, 2003 and 2004, respectively. Purchases from the stockholder totaled $0 and $39 for the years ended December 31, 2003 and 2004, respectively. Accounts receivable at December 31, 2004 include $176 due from this stockholder. This entity was not considered a related party in 2005.

Sales to another 5% or greater stockholder totaled $369 for the year ended December 31, 2003. Accounts receivable at December 31, 2003 include $129 due from this stockholder. This entity was not considered a related party in 2004 or 2005.

The Company had sales of $90 and $219 for the years ended December 31, 2003 and 2004, respectively, to a customer which was an 18.8% owned affiliate up until the end of the third quarter of 2005. The Company had sales of $41 for the nine months ended September 30, 2005. Accounts receivable at December 31, 2004 included $132 due from this previous affiliate. This entity was not considered a related party as of the fourth quarter of 2005.

The Company purchased web hosting and graphic design services from an entity controlled by a person who is the son of one of the Company’s former board members and was then also a stockholder. The Company paid $12 for such services during the year ended December 31, 2003. This entity was not considered a related party in 2004 or 2005.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
Current:
Federal	$1,462	$5,307	$2,375
State	1,106	1,358	253
Foreign	3,174	960	184
Total current	5,742	7,625	2,812
Deferred:
Federal	(242)	(1,774)	1,010
State	(132)	(316)	460
Total deferred	(374)	(2,090)	1,470
Total provision for income taxes	$5,368	$5,535	$4,282

The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2004	2005
Deferred tax assets:
Accrued revenues	$4,650	$4,667
Loss carryforwards	—	561
Inventory	1,877	1,145
Credit carryforwards	1,340	—
Deferred Revenue	—	1,458
Depreciation and amortization	500	436
Accrued expenses	992	895
Other assets	285	152
Total deferred tax assets	9,644	9,314
Deferred tax liabilities:
Acquired intangibles	—	3,673
Total deferred tax liabilities	—	3,673
Deferred tax assets, net	9,644	5,641
Deferred tax assets	9,144	7,558
Non-current deferred tax assets (liabilities), net	$500	$(1,917)

There is no valuation allowance for deferred tax assets at December 31, 2005, based on management’s assessment of the Company’s ability to utilize these deferred tax assets. Realization of the net deferred tax assets of $5,641 is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. The Company has $697 in tax loss carryforwards

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Income Taxes (Continued)

as of December 31, 2005 which consists primarily of a pre-acquisition federal net operating loss of a subsidiary which begins to expire in 2024. Additionally, the Company has tax loss carryforwards of approximately $1,008 in the United Kingdom. These tax loss carryforwards can be utilized indefinitely. It is the Company’s assessment that it is more likely than not that these loss carryforwards will be fully utilized.

The income tax provision excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes. The income tax benefit from these deductions resulted in an increase to additional paid-in capital and a corresponding decrease in the income taxes payable in the accompanying balance sheets.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2003	2004	2005
Statutory federal rate	34.0%	35.0%	35.0%
State income taxes, net	4.2	4.5	5.9
In-process research and development	—	—	6.6
Effect of varying foreign rates	—	(6.9)	4.9
Extraterritorial income exclusion	—	—	(9.3)
Tax exempt interest	—	—	(4.1)
Other	(3.0)	3.1	(3.9)
Effective tax rate	35.2%	35.7%	35.1%

The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $2,827 of undistributed earnings of its non-U.S. subsidiaries as of December 31, 2005. The Company intends to reinvest these earnings indefinitely in operations outside of the United States.

During the years ended December 31, 2003 and 2004, the Company received a tax holiday from the Chinese taxing authorities. For the tax year ended December 31, 2005, the Company was awarded a reduced tax rate of 18% on income in China based on achieving “high-tech” status, which the Company expects to renew on an annual basis. The tax holiday and reduced rate resulted in reductions to income taxes of $940 and $323 for the years ended December 31, 2004 and 2005, respectively, with earnings per diluted common share benefits for these same periods of $0.05 and $0.02, respectively. There was no significant impact on 2003.

Income tax receivable, net at December 31, 2004 and 2005, includes estimated tax contingencies of $1,785 and $1,410, respectively, for both domestic and foreign issues. The net decrease of $400 was due mainly to settlement of the Internal Revenue Service (“IRS”) regular audit of the Company’s 2002 tax return in March 2005. The IRS is currently conductiing a regular audit of our federal income tax return for 2003. The Company believes that its accruals for tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating tax contingencies due to the progress of income tax

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 13—Income Taxes (Continued)

audits and changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

Note 14—Stock Plans

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

In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants, all of which were re-grants under the stock option replacement program. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 50%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 14—Stock Plans (Continued)

result, stock-based compensation will fluctuate with changes in the fair value of the Company’s common stock. In connection with the grant of stock options to consultants during 2002, the Company recorded stock-based compensation expense in selling, general and administrative expense of $152, $273 and $75 for the years ended December 31, 2003, 2004 and 2005, respectively.

The following table summarizes information about stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2002	1,871,625	$4.04
Granted	223,205	18.09
Exercised	(371,883)	1.38
Expired or cancelled	(13,625)	2.56
Options outstanding at December 31, 2003	1,709,322	3.32
Granted	571,499	22.05
Exercised	(448,685)	1.13
Expired or cancelled	(28,065)	17.58
Options outstanding at December 31, 2004	1,804,071	10.15
Granted	684,900	17.63
Exercised	(130,073)	1.77
Expired or cancelled	(37,346)	16.81
Options outstanding at December 31, 2005	2,321,552	$12.73
Options available for future grant at December 31, 2005	401,928

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 1.02 – $ 3.07	852,147	6.72	$1.02	823,198	$1.02
3.08 – 6.16	9,580	2.75	4.12	8,704	4.05
6.17 – 9.23	10,250	7.20	8.02	5,125	8.02
9.24 – 12.31	2,750	7.29	10.59	2,625	10.55
12.32 – 15.40	77,750	8.57	14.20	19,125	13.84
15.41 – 18.47	536,000	8.93	16.48	93,957	16.35
18.48 – 21.55	245,325	9.06	19.90	21,873	19.75
21.56 – 24.63	550,500	8.13	23.10	538,000	23.11
24.64 – 27.71	29,750	7.92	25.94	29,562	25.94
27.72 – 30.79	7,500	7.77	30.79	7,500	30.79
$ 1.02 – $30.79	2,321,552	7.88	$12.73	1,549,669	$10.72

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 14—Stock Plans (Continued)

Options exercisable at December 31, 2003 and 2004 were 1,431,652 and 643,464, respectively, at weighted average exercise prices of $1.64 and $3.39 per share, respectively.

As further described in Note 3, the key assumptions used for determining the fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2004	2005
Risk free interest rate	3.9%	3.4%	3.8%
Expected lives (years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	50%

The weighted average fair value at grant date for the options granted for the years ended December 31, 2003, 2004 and 2005 was $7.69, $9.40, and $7.62, respectively.

In accordance with the evergreen provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2006, the number of shares reserved under the 2003 Plan was increased by 698,901 shares.

On April 17, 2003, the Company’s board adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan (“ESPP”), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500,000, cumulatively increased on January 1, 2004 and each January 1 thereafter until and including January 1, 2013 by the lesser of: 1) 500,000 shares, 2) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or 3) a lesser amount determined by the Board of Directors. Under the employee stock purchase plan, shares are only issued during the second and fourth quarter of each year. The values were estimated at the date of grant using the following weighted average assumptions for 2003, 2004 and 2005:

	2003	2004	2005
Risk free interest rate	1.2%	1.4%	2.6%
Expected lives (years)	1.2	1.3	1.3
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	50%

In accordance with the evergreen provision in the ESPP, the Board of Directors approved an increase in the number of shares reserved under the ESPP by 100,000 shares, effective January 1, 2006.

Note 15—Defined Contribution Plan

The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 15—Defined Contribution Plan (Continued)

payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee’s contributions up to 6%. Effective for 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% if certain financial targets are met. For the years ended December 31, 2003, 2004 and 2005, the costs of these matches were $156, $194 and $223, respectively.

Note 16—Mandatorily Redeemable Preferred Stock

In 1997, the Company issued 5,943,536 shares of Series A preferred stock, $0.0001 par value per share, for net proceeds of approximately $11,000 as a result of a completed private placement. These shares contained mandatory redemption provisions and were redeemable at a price of $2.02 each plus accrued and unpaid dividends, 50% of the shares at October 24, 2002, and the remaining 50% at October 24, 2003. As further described below, on October 22, 2002, the redemption date was extended to May 24, 2004. Along with the issuance of the Series A preferred stock, the Company issued 2,971,768 common stock warrants, each of which entitles the holder to purchase one share of the Company’s common stock for $0.02 per share. These warrants are further described in Note 17.

Additionally, in connection with the private placement, the Company issued warrants to the placement agent to purchase 29,717 shares of common stock at a price of $4.04 per share, expiring on December 31, 2007. The estimated fair value of these warrants as determined using the Black-Scholes option pricing model was insignificant.

In January 2000, the Company completed the issuance of 1,857,355 shares of Series B redeemable preferred stock (“Series B preferred stock”) for net proceeds of approximately $3,689. These shares contained mandatory redemption provisions and were redeemable at a price of $2.02 each, 50% of the shares on January 27, 2005, and the remaining 50% on January 27, 2006. As further described below, on October 22, 2002, the redemption date was accelerated to May 24, 2004. Along with the Series B preferred stock, the Company issued 1,857,355 warrants, each of which entitles the holder to purchase one share of the Company’s common stock for $0.02 per share. These warrants are further described in Note 17.

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

In conjunction with its initial public offering, the Company redeemed its preferred stock and paid accrued dividends. As of December 31, 2004 and 2005, no balances were outstanding.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 16—Mandatorily Redeemable Preferred Stock (Continued)

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

Voting Rights

Each holder of a share of Series A preferred stock or Series B preferred stock was entitled to one vote per share. Except as provided by law or with respect to the election of directors, holders of common stock and preferred stock voted together as a single class. The holders of a majority of the shares of Series A and Series B preferred stock outstanding, voting separately as one class, had the special and exclusive right to

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 16—Mandatorily Redeemable Preferred Stock (Continued)

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

Note 17—Common Stock Warrants

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

In connection with the Series A preferred stock financing discussed in Note 14, the Company issued 2,971,768 warrants to the holders of Series A preferred stock that entitled the holders to purchase one share each of common stock at a price of $0.02 per share. At issuance, the warrants were cancelable if the Company was able to consummate a Qualified Public Offering or Qualified Sales Transaction, as defined, before January 1, 2000. No such transactions occurred and, as such, the warrants became exercisable on January 1, 2000 and remain exercisable through December 31, 2007. No proceeds from the Series A financing in 1997 were attributable to the common stock warrants as no commitment date and measurement could occur until the warrants became exercisable on January 1, 2000, which corresponds to the expiration of the Series A preferred stock conversion feature as described in Note 14.

Upon the measurement date, the portion of the proceeds attributable to the common stock warrants was estimated to be $876 and was recorded as a charge to additional paid-in capital. The allocation of proceeds was based on the relative fair values between the common stock warrants and the Series A preferred stock. The fair value of the common stock warrant was determined using the Black-Scholes

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 17—Common Stock Warrants (Continued)

option pricing model using the following assumptions: risk-free interest rate of 6.4%; contractual life of 7 years; dividend yield of 0%; and expected volatility of 50%.

In connection with the Series B financing discussed in Note 14, the Company issued 1,857,355 warrants to the holders of Series B preferred stock that entitle the holders to purchase one share each of common stock of the Company at a price of $0.02 per share. The warrants are exercisable at any time through December 31, 2007. The proceeds attributable to these common stock warrants was estimated to be $514 and was recorded as a charge to additional paid-in capital. The allocation of proceeds was based on the relative fair values between the common stock warrants and the Series B preferred stock. The fair value of the common stock warrants was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 6.4%; contractual life of 7 years; dividend yield of 0%; and expected volatility of 50%.

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

As of December 31, 2005, there were 18,928 and 19,491 warrants exercisable to purchase common stock outstanding with exercise prices of $12.114 and $4.038 per share, respectively.

Note 18—Capital Structure and Sale of Common Stock

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 18—Capital Structure and Sale of Common Stock (Continued)

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

Note 19—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Cinema business segment, the Consumer business segment and the Digital Images business segment. The Cinema business segment provides digital playback systems and cinema processor equipment to movie theaters, and licenses technology and provides services to film production and distribution companies. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Digital Images business segment provides restoration, enhancement and repair services for moving pictures captured on film or in digital form, television content, and other forms of image content.

The Company does not have separately identifiable capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information are as follows:

	Revenues
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$16,328	$19,545	$21,744
Consumer business	35,374	41,886	48,180
Digital Images business	—	—	5,328
Total revenues	$51,702	$61,431	$75,252

For 2003, sales to a customer accounted for 11% of consolidated revenues. This same customer accounted for 4% and 14% of the 2003 revenues for the Cinema and Consumer business segments, respectively. No customers accounted for more than 10% of revenues for any business segment in 2004 or 2005.

	Gross Profit
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$7,190	$5,448	$10,618
Consumer business	33,480	39,821	45,970
Digital Images business	—	—	(949)
Total gross profit	$40,670	$45,269	$55,639

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 19—Operating Segment and Geographic Information (Continued)

	Income (loss) From Operations
	For the Years Ended December 31,
	2003	2004	2005
Cinema business	$(3,504)	$(8,475)	$(4,051)
Consumer business	18,714	19,969	21,139
Digital Images business	—	—	(7,576)
Total income from operations	$15,210	$11,494	$9,512

Included in gross profit and loss from operations for the Cinema business for the year ended December 31, 2004 is a $3,871 write-down of the monochrome projector inventory.

The Cinema business loss from operations includes depreciation and amortization expense of $326, $545 and $588 for the years ended December 31, 2003, 2004 and 2005, respectively. The Consumer business income from operations includes depreciation and amortization expense of $584, $753 and $1,170 for the years ended December 31, 2003, 2004 and 2005, respectively. The Digital Images business income from operations includes depreciation and amortization expense of $2,035 for the year ended December 31, 2005, the first year incorporated into our results of operations. The Digital Images business income from operations also includes a charge of $2,300 for in-process research and development for 2005.

	Revenues by Geographic Region
	For the Years Ended December 31,
	2003	2004	2005
United States	$15,837	$17,830	$27,157
Japan	11,886	17,516	18,870
South Korea	5,559	7,772	8,248
China	4,200	6,936	6,702
Other international	14,220	11,377	14,275
Total international	35,865	43,601	48,095
Total revenues	$51,702	$61,431	$75,252

The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2003	2004	2005
United States	$3,150	$3,099	$5,859
International	366	2,219	1,516
Total long-lived assets	$3,516	$5,318	$7,375

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 20—Net Income Attributable to Common Stockholders Per Share

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share:

	For the Years Ended December 31,
	2003		2004	2005
Basic net income attributable to common stockholders per share:
Numerator:
Net income	$9,899		$9,976	$7,908
Preferred stock dividends accrued	(844)		—	—
Accretion on preferred stock	(390)		—	—
Net income attributable to common stockholders	$8,665		$9,976	$7,908
Denominator:
Weighted average basic shares outstanding	9,166,389		16,865,805	17,321,148
Basic net income attributable to common stockholders per common share	$0.95		$0.59	$0.46
Diluted net income attributable to common stockholders per share:
Numerator:
Net income	$9,899		$9,976	$7,908
Preferred stock dividends accrued	(844)		—	—
Accretion on preferred stock	(390)		—	—
Net income attributable to common stockholders	$8,665		$9,976	$7,908
Denominator:
Weighted average shares outstanding	9,166,389		16,865,805	17,321,148
Effect of dilutive securities:
Common stock options	1,549,940	(1)	1,002,857	930,222
Common stock warrants	2,885,000	(1)	274,452	59,002
Diluted shares outstanding	13,601,329	(1)	18,143,114	18,310,372
Diluted net income attributable to common stockholders per share	$0.64	(1)	$0.55	$0.43

(1)    As restated (Note 2)

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the years ended December 31, 2003, 2004 and 2005, 92,500, 597,750 and 795,007 shares, respectively, with a weighted average exercise price of $23.33, $23.33 and $22.47, respectively, of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. These

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share data)

Note 20—Net Income Attributable to Common Stockholders Per Share (Continued)

options could be dilutive in the future if the average share price increases and is equal to or greater than the exercise price of these options.

Note 21—Income From Legal Settlement

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

Note 22—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sep. 30, 2005	Dec. 31, 2005
Revenues	$15,597	$13,252	$15,952	$16,630	$22,057	$17,728	$17,553	$17,914
Gross profit	$12,705	$10,331	$12,842	$9,391	$17,594	$12,698	$12,909	$12,438
Net income attributable to common stockholders	$3,440	$3,119	$3,225	$192	$3,556	$1,816	$1,194	$1,342
Basic earnings per share	$0.21	$0.19	$0.19	$0.01	$0.21	$0.10	$0.07	$0.08
Diluted earnings per share	$0.19	$0.17	$0.18	$0.01	$0.19	$0.10	$0.07	$0.07

During the fourth quarter of 2004, the Company incurred a write-down of approximately $3.9 million related to its monochrome projector inventory.

The Company determined there was an error in the method used to compute the weighting of warrants and options included in the diluted shares calculation for the year ended December 31, 2003 (Note 2) and for the nine months ended September 30, 2003. This results in a change in diluted earnings per share for those periods. For the nine months ended September 30, 2003, diluted weighted average shares outstanding should have been 12,439,890 shares rather than 9,058,898 diluted shares, resulting in a change in reported earnings per share attributable to common stockholders to $0.43 from $0.59.

DTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

For the Years Ended December 31,		Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
2003	Allowance for doubtful accounts	$437	$114	$122	$429
2004	Allowance for doubtful accounts	429	61	88	402
2005	Allowance for doubtful accounts	402	30	62	370

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including the Company’s Chief Executive Officer and Chief Financial Offer as appropriate to allow timely decisions regarding required disclosure.

Restatement

In connection with the preparation of the financial statements for fiscal year 2005, an error was identified in the method used to compute the weighting of common stock options and warrants included in the diluted shares outstanding calculation for the year ended December 31, 2003. This resulted in improperly reporting the weighted average shares used to compute net income attributable to common stockholders per diluted common share and net income attributable to common stockholders per diluted common share.  As a result, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2004 and 2005, our management considered, among other things, the control deficiency related to the accounting for earnings per share, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  Management has concluded that the control deficiency that resulted in the restatement of the 2003 financial statements did not constitute a material weakness as of December 31, 2004 or 2005 because management determined that the likelihood of diluted earnings per share being materially misstated is not more than remote.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

In reliance on interpretive guidance issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporate Finance, the Company’s management excluded DTS Digital Images, Inc. (“DTS DI”), which the Company acquired in a purchase business combination in January 2005, from the scope of its assessment of internal control over financial reporting as of December 31, 2005.  DTS DI is a wholly owned subsidiary whose total assets and total revenues represent approximately 14% and 7%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

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

Item 9B.               Other Information

On December 19, 2005, the Compensation Committee of the Board of Directors approved an increase in the salary for Jon Kirchner, the Company’s President and Chief Executive Officer. His salary was increased from $335,000 to $360,000, effective January 1, 2006. On December 19, 2005, the Compensation Committee also approved an increase to Mr. Kirchner’s target bonus for 2005 from 80% of his salary to 100% of his salary.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information concerning our executive officers to be included under the caption “Executive Officers and Significant Employees” in our proxy statement relating to our 2006 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2005 (the “Proxy Statement”) is incorporated herein by reference.

The information concerning our directors to be included in our Proxy Statement under the caption “Item 1—Election of Directors” is incorporated herein by reference.

The information to be included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information concerning our code of ethics and code of conduct to be included in the Proxy Statement under the caption “Governance of the Company” is incorporated herein by reference.

Item 11.      Executive Compensation

The information to be included in the Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Stock Performance Graph” and “Report of Compensation Committee on Executive Compensation” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be included in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information concerning principal accounting fees and services will be included in the Proxy Statement under the caption “Item 2—Ratification of Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15 (b) below.

(b) Exhibits:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January 3, 2005 by and among the Registrant, LIVE Acquisition Corp., Lowry Digital Images, Inc., John Lowry, as Stockholder Representative, and the Stockholders listed therein(10)

3.3	[reserved]
3.5	Restated Bylaws(3)
3.6	Audit Committee Charter
3.7	Compensation Committee Charter
3.8	Nominating/Corporate Governance Committee Charter
3.9	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005(9)
4.1	Specimen Common Stock Certificate(2)
10.1	Registration Rights Agreement, dated October 24, 1997(1)
10.2	Amended and Restated Registration Rights Agreement, dated January 27, 2000(1)
10.3	[reserved]
10.4	[reserved]
10.5	[reserved]
10.6	[reserved]
10.7	1997 Stock Option Plan(1)*
10.8	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.9	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.10	2002 Stock Option Plan(1)*
10.11	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.12	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.13	2003 Equity Incentive Plan(2)*
10.14	Form of Grant of Stock Option under 2003 Equity Incentive Plan(2)*
10.15	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(2)*
10.16	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(2)*
10.17	2003 Employee Stock Purchase Plan(2)*
10.18	2003 Foreign Subsidiary Employee Stock Purchase Plan(2)*

10.19	Replacement Warrant to Purchase Common Stock between the Registrant and Comerica Incorporated, dated February 27, 2004(4)
10.20	Replacement Warrant to purchase Common Stock between the Registrant and J.P. Morgan Securities Inc., dated January 9, 2004(4)
10.21	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.22	Amendment to Warrants issued October 24, 1997(1)
10.23	Form of Existing Shareholder Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.24	Replacement Warrant to Purchase Common Stock between the Registrant and W. Paul Smith, dated January 20, 2004(4)
10.25	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated January 27, 2000(1)
10.26	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated September 30, 2000(1)
10.27	Amendment to Warrants issued January 27, 2000 and September 30, 2000(1)
10.28	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997(1)
10.29	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002(1)
10.30	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002(1)
10.31	[reserved]
10.32	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(1)*
10.33	[reserved]
10.34	[reserved]
10.35	[reserved]
10.36	[reserved]
10.37	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(1)*
10.38	Purchase-Sales Agreement dated as of March 13, 2002, between the Registrant and InFocus Corporation(1)†
10.39	Form of Indemnification Agreement between the Registrant and its directors(1)
10.40	Form of Indemnification Agreement between the Registrant and its officers(1)
10.41	Letter Agreement dated March 9, 2004, by and between the Registrant and InFocus Corporation amending the Purchase-Sales Agreement between such parties dated as of March 13, 2002(5)†
10.42	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(6)
10.42.1	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005

10.43	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated June 9, 2004(7)*
10.44	Employment Agreement by and between the Registrant and Don Bird, executed October 1, 2004(8)*
10.45	Secured Convertible Note Purchase Agreement dated December 17, 2004 and Secured Convertible Promissory Note dated December 17, 2004 by and between Lowry Digital Images, Inc. and DTS, Inc.(8)
10.46	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(9)*
10.47	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(9)*
10.48	Employment Agreement by and between the Registrant and Andrea Nee, effective as of May 20, 2005(9)*
10.49	Employment Agreement by and between the Registrant and Jan Wissmuller, effective as of May 20, 2005(9)*
10.50	Second Amendment to Service Agreement between the Registrant and Mr. William Paul Smith, dated June 3, 2005(9)*
10.51	Employment Agreement by and between the Registrant and Don Bird, effective as of May 20, 2005(9)*
10.52	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005(9)*
10.53	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(9)*
10.54	Employment Agreement by and between the Registrant and William Neighbors, effective as of May 18, 2005(9)*

10.55	Registration Rights Agreement, dated as of January 3, 2005 by and among the Registrant and John Lowry, as Stockholder Representative(10)
10.56	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and John Lowry(10)*
10.57	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Michael Inchalik(10)*
10.58	Employment Agreement, dated as of January 3, 2005 by and between DTS Canada ULC, the Registrant and Ian Cavén(10)*
10.59	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Ian Godin(10)*
10.60	Employment Agreement, effective as of January 3, 2005, between the Registrant and Daniel E. Slusser(11)*
10.61	Summary of 2004 bonus payments for the Chief Executive Officer and other Named Executive Officers(12)*
10.62	Summary of Director compensation arrangement and related amendments to 2003 Equity Incentive Plan(13)*
10.63	Summary of option grants to and 2005 salaries for the Chief Executive Officer and other Named Executive Officers(14)*
10.64	2005 Performance Incentive Plan(14)*
10.65	Summary of performance objectives and bonus targets with respect to incentive bonuses for 2005 for the Chief Executive Officer and other Named Executive Officers(15)*
10.66	Description of acceleration of vesting of certain unvested stock options(16)*
21.1	List of all subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

*       Indicates management contract, arrangement or compensatory plan.

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

(7)          Incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(8)   Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)   Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(11) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2005.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2005.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005.

(16) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005.

†                    Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

DTS, INC.
By:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JON E. KIRCHNER	President, Chief Executive Officer, and	March 16, 2006
Jon E. Kirchner	Director
(principal executive officer)
/s/ MELVIN L. FLANIGAN	Executive Vice President, Finance and	March 16, 2006
Melvin L. Flanigan	Chief Financial Officer
(principal financial and accounting officer)
/s/ DANIEL E. SLUSSER	Chairman of the Board	March 16, 2006
Daniel E. Slusser
/s/ JOERG D. AGIN	Director	March 16, 2006
Joerg D. Agin
/s/ C. ANN BUSBY	Director	March 16, 2006
C. Ann Busby
/s/ JOSEPH A. FISCHER	Director	March 16, 2006
Joseph A. Fischer
/s/ JAMES B. MCELWEE	Director	March 16, 2006
James B. McElwee
/s/ RONALD N. STONE	Director	March 16, 2006
Ronald N. Stone