Form 10-Q
period 2006-03-31
DTS, INC.
filed 2006-05-10
CIK 1226308

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of April 30, 2006 a total of 17,581,872 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.

FORM 10-Q

DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.                      Financial Statements

DTS, Inc.
Consolidated Balance Sheets

	As of December 31, 2005	As of March 31, 2006
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,254	$29,767
Short-term investments	78,163	89,427
Accounts receivable, net of allowance for doubtful accounts of $370 and $375 at December 31, 2005 and March 31, 2006, respectively	7,311	6,261
Inventories	3,261	3,215
Deferred income taxes	7,255	7,255
Prepaid expenses and other current assets	3,112	2,054
Income taxes receivable, net	2,654	1,178
Total current assets	135,010	139,157
Property and equipment, net	7,375	8,415
Goodwill	3,585	3,585
Intangible assets, net	11,612	11,282
Deferred income taxes	303	16
Other assets	369	876
Total assets	$158,254	$163,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$2,919
Accrued expenses	6,983	6,236
Deferred revenue	2,630	242
Total current liabilities	12,247	9,397
Deferred income taxes	1,917	1,752
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2005 and March 31, 2006; no shares issued and outstanding at December 31, 2005 and March 31, 2006	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2005 and March 31, 2006; 17,472,543 and 17,581,872 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	2	2
Additional paid-in capital	122,847	123,932
Retained earnings	21,241	28,248
Total stockholders’ equity	144,090	152,182
Total liabilities and stockholders’ equity	$158,254	$163,331

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2005	2006
	(Unaudited)
	(Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$18,464	$22,845
Product sales and other revenues	3,593	5,856
Total revenues	22,057	28,701
Cost of goods sold:
Technology and film licensing	1,282	1,278
Product sales and other revenues	3,181	4,864
Total cost of goods sold	4,463	6,142
Gross profit	17,594	22,559
Operating expenses:
Selling, general and administrative	8,044	9,898
Research and development	2,094	2,718
In-process research and development	2,300	—
Total operating expenses	12,438	12,616
Income from operations	5,156	9,943
Interest income, net	354	1,036
Other income (expense), net	(12)	40
Income before provision for income taxes	5,498	11,019
Provision for income taxes	1,942	4,012
Net income	3,556	7,007
Net income per common share:
Basic	$0.21	$0.40
Diluted	$0.19	$0.38
Weighted average shares used to compute net income per common share:
Basic	17,080,005	17,494,844
Diluted	18,266,094	18,291,663

See accompanying notes to consolidated financial statements.

DTS, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2005	2006
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$3,556	$7,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	809	1,062
Stock-based compensation charges	5	682
Allowance for doubtful accounts	5	10
Loss on disposal of property and equipment	—	69
Deferred income taxes	(43)	121
Excess tax benefits from stock-based compensation	169	(112)
Write-down of inventory	—	144
In-process research and development	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(5,816)	1,040
Inventories	349	(99)
Prepaid expenses and other assets	(233)	751
Accounts payable and accrued expenses	(966)	(462)
Deferred revenue	829	(2,388)
Income taxes	728	1,588
Net cash provided by operating activities	1,692	9,413
Cash flows from investing activities:
Purchases of investments	(29,113)	(48,616)
Maturities of investments	16,307	26,213
Sales of investments	34,200	11,139
Cash paid for acquisitions, net of cash acquired	(10,954)	(200)
Purchase of property and equipment	(1,517)	(1,808)
Payment for patents and trademarks in process	(70)	(32)
Net cash provided by (used in) investing activities	8,853	(13,304)
Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	76	292
Excess tax benefits from stock-based compensation	—	112
Net cash provided by financing activities	76	404
Net increase (decrease) in cash and cash equivalents	10,621	(3,487)
Cash and cash equivalents, beginning of period	21,271	33,254
Cash and cash equivalents, end of period	$31,892	$29,767

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position at March 31, 2006, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 filed on Form 10-K on March 16, 2006.

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

Note 2—Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 7, Stock-Based Compensation.

Note 3—Certain Balance Sheet Items

Inventories consist of the following:

As of December 31, 2005	As of March 31, 2006
Raw materials	$1,062	$991
Finished goods	2,199	2,224
Total inventories	$3,261	$3,215

Property and equipment consist of the following:

	As of December 31, 2005	As of March 31, 2006
Machinery and equipment	$7,437	$7,615
Office furniture and fixtures	3,588	4,316
Leasehold improvements	3,697	3,713
	14,722	15,644
Less: Accumulated depreciation	(7,347)	(7,229)
Property and equipment, net	$7,375	$8,415

Note 4—Business Combinations

In January 2005, the Company completed the acquisition of Lowry Digital Images, Inc, and subsequently changed its name to DTS Digital Images, Inc. (“DTS DI”). DTS DI was acquired for a total estimated purchase price of $12,249, including $9,642 in cash, forgiveness of a loan and interest of $1,261, and acquisition costs of $1,346. DTS DI provides image restoration and enhancement services for film producers and distributors for home or professional playback of high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

The DTS DI acquisition was accounted for as a purchase business combination. The results of operations of DTS DI are included in our Consolidated Statement of Operations from January 3, 2005. The final purchase price is dependent on shares issued, if any, as further discussed. The former shareholders of DTS DI are entitled to receive shares of the Company’s common stock if certain gross profit targets in 2006 are met. In the event that the targets are met in full, an aggregate of up to approximately 653,000 shares of the Company’s common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

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

Note 5—Bank Line of Credit

We have in place a $10,000 facility that expires on June 30, 2006 and is renewable annually. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At March 31, 2006, the Company was compliant with all covenants under the bank agreement.

At March 31, 2006, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not significant.

Note 6—Income Taxes

For the three months ended March 31, 2006, the Company recorded an income tax provision of $4,012 on pre-tax income of $11,019 resulting in an annualized effective tax rate of 36.4%. For the three months ended March 31, 2005, the Company recorded an income tax provision of $1,942 on pre-tax income of $5,498, resulting in an annualized effective tax rate of 35.3%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials.

Note 7—Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the related FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense. For the three months ended March 31, 2005, the company recognized no stock-based employee compensation cost from stock options. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under the transition method, compensation expense recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not restate its results for prior periods.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before taxes and net income for the three months ended March 31, 2006, were approximately $619 and $394 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.42 and $0.40, respectively, if it had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.40 and $0.38, respectively. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $682 and $5 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized was $248 and $2 for the three months ended March 31, 2006 and 2005, respectively.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $112 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R). During the three months ended March 31, 2006, the Company received $292 in cash from stock option exercises.

If the Company had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the three months ended March 31, 2005 would have been as follows:

For the Three Months Ended March 31,
2005
Net income:
As reported	$3,556
Additional stock-based compensation expense determined under the fair value method, net of tax	(489)
Pro forma	$3,067
Net income per common share—basic:
As reported	$0.21
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)
Pro forma	$0.18
Net income per common share—diluted:
As reported	$0.19
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)
Pro forma	$0.16

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Three Months Ended March 31,
	2005	2006
Risk free interest rate	3.8%	4.4%
Expected lives (years)	4	5.8
Dividend yield	0%	0%
Expected volatility	50%	58%

The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company’s options and represented the period of time that options granted were expected to be outstanding. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

There were 247,750 and 149,000 options granted during the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $18.32 and $20.18, respectively. Stock-based compensation expense for stock options for the three months ended March 31, 2006, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123 adjusted by estimated forfeitures as prescribed by SFAS 123(R). Compensation expense for stock options was $516 for the three months ended March 31, 2006.

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Company employees are eligible to retire after age 60. For those employees that retire and are eligible, their options continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of FAS 123(R), then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. For the three months ended March 31, 2005, had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have not recognized additional stock-based compensation expense.

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

In April 2003, the Company’s Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”) under which an additional 928,949 shares were authorized for future issuances of common stock. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: 1) four percent of the number of shares issued and outstanding on the immediately preceding December 31, 2) 1,500,000 shares, or 3) a number of shares set by the Board of Directors.

During 2000 and 2001, options to purchase  50,000 and 5,000 shares, respectively, were granted to non-employee directors or consultants.

In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants, all of which were re-grants under the stock option replacement program. During the three months ended March 31, 2005, the Company granted options to purchase 25,000 shares of common stock to a non-employee consultant. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with

Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4.4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 58%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a result, stock-based compensation will fluctuate with changes in the fair value of the Company’s common stock. For non-employee equity awards, deferred stock-based compensation is not reflected in stockholders’ deficit until a commitment date is reached, which is generally the vesting date. In connection with the grant of stock options to consultants, the Company recorded stock-based compensation expense in selling, general and administrative expense of $5 and $63 for the three months ended March 31, 2005 and 2006, respectively.

In accordance with the evergreen provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2006, the number of shares reserved under the 2003 Plan was increased by 698,901 shares. On February 23, 2006, the Compensation Committee of the Board of Directors approved a grant of 68,500 shares of restricted stock to executive officers pursuant to the 2003 Plan. The shares of restricted stock generally vest in equal annual installments on each of the four anniversaries following the date of grant. Compensation expense on these shares was $32 for the three months ended March 31, 2006.

On April 17, 2003, the Company’s board adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan (“ESPP”), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500,000, cumulatively increased on January 1, 2004 and each January 1 thereafter until and including January 1, 2013 by the lesser of: 1) 500,000 shares, 2) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or 3) a lesser amount determined by the Board of Directors. Under the ESPP, shares are only issued during the second and fourth quarter of each year. The values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average key assumptions for 2005 and 2006:

	2005	2006
Risk free interest rate	2.6%	4.3%
Expected lives (years)	1.3	.5
Dividend yield	0%	0%
Expected volatility	50%	58%

The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

In accordance with the evergreen provision in the ESPP, the Board of Directors approved an increase in the number of shares reserved under the ESPP by 100,000 shares, effective January 1, 2006. Compensation expense under the ESPP was $71 for the three months ended March 31, 2006.

The following table summarizes information about stock option activity during the three months ended March 31, 2006:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,321,552	$12.73
Granted	247,750	18.32
Exercised	(40,829)	7.14
Expired or cancelled	—	—
Options outstanding at March 31, 2006	2,528,473	$13.37	7.90	$15,903,000
Options exercisable at March 31, 2006	1,570,512	$11.14	7.17	$13,375,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$ 1.02 – $ 3.07	830,023	6.50	$1.02	801,074	1.02
3.08 – 6.16	7,625	3.07	4.15	7,122	4.11
6.17 – 9.23	10,250	6.95	8.02	7,687	8.02
9.24 – 12.31	2,750	7.05	10.59	2,625	10.55
12.32 – 15.40	73,500	8.46	14.18	14,875	13.69
15.41 – 18.47	771,250	9.15	17.08	99,206	16.33
18.48 – 21.55	245,325	8.81	19.90	50,173	20.15
21.56 – 24.63	550,500	7.88	23.10	550,500	23.10
24.64 – 27.71	29,750	7.68	25.94	29,750	25.94
27.72 – 30.79	7,500	7.52	30.79	7,500	30.79
$ 1.02 – $30.79	2,528,473	7.90	$13.37	1,570,512	11.14

On November 17, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration of the unvested portion of certain stock options held by employees, officers and directors of the Company. The options that were accelerated have exercise prices greater than $21.00 per share, which is higher than the $14.76 closing price of the Company’s common stock as quoted on the Nasdaq National Market on November 17, 2005. These options would have vested and become exercisable from time to time over the next 32 months. As a result of the acceleration, all of these options became fully vested and immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. Shares received upon the exercise of accelerated options held by members of the Company’s Board of Directors and by the Company’s President and Chief Executive Officer and its Executive Vice Presidents may not be sold or otherwise transferred prior to the earlier of the original vesting date of such options or their termination of employment or service. The Committee’s decision to accelerate the vesting of the affected stock options was based upon the required adoption of SFAS No. 123(R).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $427. As of March 31, 2006, total remaining unearned compensation related to unvested stock options was approximately $6,292, which will be amortized over the weighted-average remaining service period of 2.1 years.

The following table summarizes information about restricted stock activity during the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Granted	68,500	$18.32
Vested	—	—
Forfeited	—	—
Nonvested stock at March 31, 2006	68,500	$18.32

As of March 31, 2006, total remaining unearned compensation related to restricted stock was $1,223, which will be amortized over the weighted-average remaining service period of 2.4 years.

Note 8—Commitments and Contingencies

Indemnities, Commitments and Guarantees

In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products and technology, guarantees of timely performance of the Company’s obligations, and indemnities to the Company’s directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

Note 9—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Cinema business segment, the Consumer business segment and the Digital Images business segment. The Cinema business segment licenses technology and sells products and services to producers and distributors of feature length films and digital content, and to movie theaters and special venues. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Digital Images business segment provides restoration, enhancement and repair services for moving pictures captured on film or in digital form, television content, and other forms of image content.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three months ended March 31, 2005 and 2006 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2005	2006
Cinema business	$4,796	$5,427
Consumer business	16,541	20,682
Digital Images business	720	2,592
Total revenues	$22,057	$28,701

	Gross Profit
	For the Three Months Ended March 31,
	2005	2006
Cinema business	$2,173	$2,375
Consumer business	16,001	20,324
Digital Images business	(580)	(140)
Total gross profit	$17,594	$22,559

	Income (Loss) From Operations
	For the Three Months Ended March 31,
	2005	2006
Cinema business	$(1,019)	$(1,718)
Consumer business	10,113	13,153
Digital Images business	(3,938)	(1,492)
Total income from operations	$5,156	$9,943

Included in the Digital Images business segment’s loss for the three months ended March 31, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended March 31,
	2005	2006
United States	$9,379	$6,735
International	12,678	21,966
Total revenues	$22,057	$28,701

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2005 and March 31, 2006:

	Long-Lived Assets
	As of December 31, 2005	As of March 31, 2006
United States	$5,859	$6,917
International	1,516	1,498
Total long-lived assets	$7,375	$8,415

Note 10—Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, and common stock warrants using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2005	2006
Basic net income per common share:
Numerator:
Net income	$3,556	$7,007
Denominator:
Weighted average common shares outstanding	17,080,005	17,494,844
Basic net income per common share	$0.21	$0.40
Diluted net income per common share:
Numerator:
Net income	$3,556	$7,007
Denominator:
Weighted average shares outstanding	17,080,005	17,494,844
Effect of dilutive securities:
Common stock options	946,957	775,674
Common stock warrants	239,132	21,145
Diluted shares outstanding	18,266,094	18,291,663
Diluted net income per common share	$0.19	$0.38

For the three months ended March 31, 2005 and 2006, 738,268 and 1,144,075 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 11—Subsequent Event

On April 17, 2006, the Company acquired for $1,000 Digital Booking Systems (“DBS”) from FilmStew International, Inc. DBS is an application service provider that enables cinema exhibitors and distributors to manage communications via the internet. DBS allows exhibitors and distributors to conduct business online by accelerating the process of booking playdates, scheduling showtimes, programming trailers, tracking data and facilitating film rental payments.

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

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets. With our January 2005 acquisition of Lowry Digital Images, Inc., now DTS Digital Images, Inc., or DTS DI, we have expanded our business into high quality digital image processing, enhancement and restoration for motion pictures, digital cinema, and television content.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 72% and 75% of total revenues for the quarters ended March 31, 2006 and 2005, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in 2006. Because we have been selected as a mandatory technology for next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. If we are removed from mandatory status in next generation high definition optical disc standards, it would cause revenue growth in our consumer business to be significantly lower than expected and would have a material adverse effect on our business.

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

Cinema Segment

Revenue from our cinema segment represented 19% and 22% of total revenues for the quarters ended March 31, 2006 and 2005, respectively. We expect growth in our cinema audio hardware business to continue at a modest pace throughout the remainder of 2006. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the anticipated growth in this market.

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

Digital Images Segment

Revenue from our digital images segment represented 9% and 3% of total revenues for the quarters ended March 31, 2006 and 2005, respectively. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. We believe that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues in this business totaled $2.6 million and $720,000 for the three months ended March 31, 2006 and 2005, respectively. To date, this business has restored and/or enhanced over 100 feature films, including such major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for the services performed by DTS DI.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 16, 2006, except for the adoption of SFAS No. 123(R).

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended March 31, 2006 increased 24% to $22.8 million from $18.5 million for the three months ended March 31, 2005. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $3.6 million from intellectual property compliance and enforcement activities. These activities, which include audits of shipments by certain of our licensees and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods. We are experiencing strong growth in the personal computer and car audio systems markets, which posted quarter over quarter growth totals of 32% and 63%, respectively, during the first quarter of 2006. We remain cautious in our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly for 2006, based primarily on the expected continuation of growth in our decoder licensing program and from our license enforcement activities. Our film licensing revenues increased slightly for the three months ended March 31, 2006 compared to the prior year due to additional releases in the DTS format and the timing of major feature film releases. Film licensing is expected to grow modestly throughout the remainder of 2006.

Product Sales and Other

Product sales and other revenues increased 63% to $5.9 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005. This increase was primarily attributable to growth in revenues generated by DTS DI, which we acquired in January 2005, along with an increase in Cinema hardware sales resulting in part from the recognition of deferred revenue related to our arrangement with Cinecom. Product sales and other revenue is expected to grow at a modest rate throughout the remainder of 2006, as we continue to expect market interest in multi-function playback devices to develop at a measured pace.

Segment Sales

Revenues from our consumer business totaled $20.7 million for the three months ended March 31, 2006, an increase of 25% from $16.5 million for the three months ended March 31, 2005. The increase in revenues was driven primarily by an increase in royalty recoveries mentioned above as well as the overall growth in our personal computer and car audio markets. Cinema revenues totaled $5.4 million for the three months ended March 31, 2006, an increase of 13% from $4.8 million for the three months ended March 31, 2005. The increase in revenue was primarily due to the increase in Cinema hardware sales mentioned above. Revenues from our digital images business totaled $2.6 million for the three months ended March 31, 2006, a significant increase from revenues of $720,000 for the three months ended March 31, 2005. The increase in revenues was primarily due to the recognition of $1.4 million in deferred revenue and ongoing improvements in the Company’s digital restoration and enhancement process.

Gross Profit

Consolidated gross profit decreased to 79% of revenues for the three months ended March 31, 2006, from 80% for the three months ended March 31, 2005. We expect consolidated gross margins in the 70% to 75% range for 2006 primarily as a result of the incorporation of DTS DI into our consolidated results of operations.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues increased slightly to 94% for the three months ended March 31, 2006 from 93% of related revenues for the same period in the prior year.

Product Sales and Other

Gross profit associated with product sales and other revenues increased to 17% of related revenues for the three months ended March 31, 2006 from 11% in the prior year period primarily as a result of a reduction in the magnitude of the negative margins generated by our digital images business.

Segment Gross Profit

Gross profit for our consumer business increased slightly to 98% of related revenues for the quarter ended March 31, 2006 from 97% in the prior year period. Our cinema business gross profit decreased slightly to 44% of related revenues for the quarter ended March 31, 2006 from 45% in the prior year period primarily due to the continued change in mix to lower margin product sales from the higher margin film licensing. Our digital images business experienced negative gross margins as we continue to be affected by the cost impact of certain legacy projects, and the amortization of acquired intangibles of $244,000. We expect margins in the digital images business to improve throughout the remainder of the year as revenues continue to increase and as the business focuses on more financially attractive segments of the image restoration and enhancement market.

Selling, General and Administrative

Selling, general and administrative expenses increased 23% to $9.9 million for the three months ended March 31, 2006, compared to $8.0 million in the prior year period. The increase is primarily due to an increase in compensation expense of $1.7 million due to additional employees and the inclusion of $496,000 related to SFAS No. 123(R).

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the three months ended March 31, 2006, research and development expenses were $2.7 million, compared to $2.1 million for the three months ended March 31, 2005. The change is primarily due to increased labor costs associated with new product and technology initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards and additional expense of $105,000 related to SFAS No. 123(R).

We expect to continue to increase our investment in applications engineering and research and development activities overall and will accelerate those initiatives in future quarters to support the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the three months ended March 31, 2005 relates to development projects that had not reached technological feasibility and were of no future alternative use and expensed upon consummation of the acquisition of DTS DI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest Income, Net

Interest income, net, for the three months ended March 31, 2006 increased due to the increase in interest rates in 2006 and additional funds invested.

Income Taxes

For the three months ended March 31, 2006, we recorded an income tax provision of $4.0 million on pre-tax income of $11.0 million. This resulted in an annualized effective tax rate of 36.4%. For the three months ended March 31, 2005, we recorded an income tax provision of $1.9 million on pre-tax income of $5.5 million. This resulted in an annualized effective tax rate of 35.3%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials. We expect the effective tax rate for 2006 will be approximately 36% to 37%.

Liquidity and Capital Resources

At March 31, 2006, we had cash, cash equivalents and short-term investments of $119.2 million, compared to $111.4 million at December 31, 2005.

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2006, compared to $1.7 million for the three months ended March 31, 2005. The primary source of operating cash flow for the three months ended March 31, 2006 was net income of $7.0 million adjusted for non-cash items including depreciation and amortization expense and stock-based compensation charges.

Net cash used in investing activities totaled $13.3 million for the three months ended March 31, 2006, compared to net cash provided by investing activities of $8.9 million for the three months ended March 31, 2005. Cash used in investing activities for the three months ended March 31, 2006 primarily consists of net purchases of investments of $11.3 million and purchases of property and equipment of $1.8 million.

Net cash provided by financing activities totaled $404,000 and $76,000 for the three months ended March 31, 2006 and 2005, respectively, and consists of the exercise of stock options and related excess tax benefits. Prior to adoption of SFAS No. 123(R), excess tax benefits from exercise of stock options were shown as an operating cash inflow.

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $747,000. We expect that we will incur additional costs in the range of $2 to $4 million over the next several years in connection with our ERP implementation.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. We anticipate renewing our $10 million existing bank line of credit facility, which expires on June 30, 2006. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans, lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included elsewhere herein, in our Form 10-K filed on March 16, 2006 and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 7, Stock-Based Compensation.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2006, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of March 31, 2006, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.2 million on our income.

We derive in the range of half to two-thirds of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6.2% of total revenues during the first quarter of 2006. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $4.4 million in the first quarter of 2006. Based upon the expenses for the first quarter of 2006, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $176,000.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the first quarter of 2006, the positive impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was $46,000.

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

Item 1A.                Risk Factors

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K filed on March 16, 2006, except as follows:

•       we have added a new risk factor below under the heading “Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively” and

•       following our adoption of SFAS 123(R) on January 1, 2006, we have deleted the risk factor that was titled “Accounting for employee stock options using the fair value method will reduce our net income.”

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring all public companies, including us, to include a report by management on internal control over financial reporting in all annual reports on Form 10-K that contains an assessment by management of the effectiveness of internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. While we conduct rigorous reviews of our internal control over financial reporting in order to comply with the Section 404 requirements, our independent registered public accounting firm may interpret the Section 404 requirements and the related rules and regulations differently from us, or our independent registered public accounting firm or management may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, executed or reviewed. In addition, many uncertainties remain regarding the requirements for auditor attestation, and guidance provided by the public accounting profession has changed frequently and materially to date and may continue to change such that we may not be able to comply with these new requirements. Further, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. In addition, in January 2005, we acquired DTS DI, a privately held company with limited financial resources that may not have implemented sufficient internal control over financial reporting. We may in the future make additional acquisitions which may be significant to our operations either individually or in the aggregate. We may face significant challenges in implementing the required processes and procedures in the acquired operations of DTS DI or any other businesses that we may acquire. As a result, our independent registered public accounting firm may issue an adverse report or a disclaimer on management’s assessment of internal control over financial reporting. Management may also identify material weaknesses which would cause management to conclude internal control over financial reporting is not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We recently began to implement an enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including disruption to our normal accounting procedures and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and could materially adversely affect our operating results and ability to manage our business effectively.

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

As of March 31, 2006, we had 17,581,872 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of March 31, 2006, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

On February 3, 2006, we entered into an employment agreement with Daniel E. Slusser in connection with the continued employment of Mr. Slusser as Chairman of our Board of Directors. The term of this employment agreement is effective as of January 2, 2006 and expires May 31, 2007.

Pursuant to this agreement, we will pay Mr. Slusser a base salary of $100,000 per year and annual bonuses as determined by our Board of Directors. In addition, the agreement provides for severance payments to Mr. Slusser (i) upon a Change of Control of the Company (as defined in the agreement), (ii) in the event Mr. Slusser’s employment is terminated for other than “good cause” (as defined in the agreement) or (iii) in the event of a Constructive Termination of his employment (as defined in the agreement). These severance payments include a lump sum payment of Mr. Slusser’s base salary due through the term of the agreement, continuation of all Company provided benefits through the term of the agreement, and acceleration of vesting of his stock options, which shall be exercisable for the period set forth in the appropriate option agreement.

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
10.67	Employment Agreement By and Between the Registrant and Daniel E. Slusser, effective as of January 2, 2006
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, INC.
	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)
Date: May 10, 2006
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2006