Form 10-Q
period 2006-06-30
DTS, INC.
filed 2006-08-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission File Number 000-50335

DTS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5171 Clareton Drive
Agoura Hills, California 91301	(818) 706-3525
(Address of principal executive	(Registrant’s telephone number,
offices and zip code)	including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2006 a total of 17,723,289 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.

FORM 10-Q

DTS, INC.
PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements

DTS, Inc.

Consolidated Balance Sheets

	As of December 31, 2005	As of June 30, 2006
	(Unaudited) (Amounts in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,254	$36,517
Short-term investments	78,163	83,149
Accounts receivable, net of allowance for doubtful accounts of $370 and $373 at December 31, 2005 and June 30, 2006, respectively	7,311	7,007
Inventories	3,261	3,388
Deferred income taxes	7,255	7,687
Prepaid expenses and other current assets	3,112	2,096
Income taxes receivable, net	2,654	1,145
Total current assets	135,010	140,989
Property and equipment, net	7,375	9,448
Goodwill	3,585	3,585
Intangible assets, net	11,612	12,104
Deferred income taxes	303	16
Other assets	369	766
Total assets	$158,254	$166,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$2,547
Accrued expenses	6,983	6,826
Deferred revenue	2,630	61
Total current liabilities	12,247	9,434
Deferred income taxes	1,917	1,465
Other liabilities	—	208
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2005 and June 30, 2006; no shares issued and outstanding at December 31, 2005 and June 30, 2006	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2005 and June 30, 2006; 17,472,543 and 17,681,797 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	2	2
Additional paid-in capital	122,847	125,668
Retained earnings	21,241	30,131
Total stockholders’ equity	144,090	155,801
Total liabilities and stockholders’ equity	$158,254	$166,908

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited) (Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$12,835	$11,742	$31,299	$34,587
Product sales and other revenues	4,893	5,155	8,486	11,011
Total revenues	17,728	16,897	39,785	45,598
Cost of goods sold:
Technology and film licensing	1,035	1,200	2,317	2,478
Product sales and other revenues	3,995	3,834	7,176	8,698
Total cost of goods sold	5,030	5,034	9,493	11,176
Gross profit	12,698	11,863	30,292	34,422
Operating expenses:
Selling, general and administrative	8,080	10,007	16,124	19,905
Research and development	2,532	2,983	4,626	5,701
In-process research and development	—	—	2,300	—
Total operating expenses	10,612	12,990	23,050	25,606
Income (loss) from operations	2,086	(1,127)	7,242	8,816
Interest income, net	835	1,226	1,189	2,262
Other income (expense), net	(11)	10	(23)	50
Income before income taxes	2,910	109	8,408	11,128
Provision (benefit) for income taxes	1,094	(1,774)	3,036	2,238
Net income	1,816	1,883	5,372	8,890
Net income per common share:
Basic	$0.10	$0.11	$0.31	$0.51
Diluted	$0.10	$0.10	$0.30	$0.49
Weighted average shares used to compute net income per common share:
Basic	17,331,602	17,547,433	17,206,415	17,521,284
Diluted	18,264,458	18,340,307	18,180,973	18,316,120

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2005	2006
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,372	$8,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,679	2,199
Stock-based compensation charges	59	1,755
Allowance for doubtful accounts	5	10
Loss on disposal of property and equipment	—	79
Deferred income taxes	(202)	(598)
Excess tax benefits from stock-based compensation	400	(222)
Write-down of inventory	—	144
In-process research and development	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(5,841)	293
Inventories	(118)	(272)
Prepaid expenses and other assets	(225)	819
Accounts payable and accrued expenses	(702)	(239)
Deferred revenue	1,196	(2,570)
Income taxes receivable	79	1,731
Other liabilities	—	208
Net cash provided by operating activities	4,002	12,227
Cash flows from investing activities:
Purchases of investments	(43,870)	(80,057)
Maturities of investments	29,910	36,238
Sales of investments	43,208	38,833
Cash paid for business and technology acquisitions, net of cash acquired	(11,000)	(1,379)
Purchase of property and equipment	(2,773)	(3,577)
Payment for patents and trademarks in process	(129)	(88)
Net cash provided by (used in) investing activities	15,346	(10,030)
Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	112	364
Proceeds from the issuance of common stock under employee stock purchase plan	430	480
Excess tax benefits from stock-based compensation	—	222
Net cash provided by financing activities	542	1,066
Net increase in cash and cash equivalents	19,890	3,263
Cash and cash equivalents, beginning of period	21,271	33,254
Cash and cash equivalents, end of period	$41,161	$36,517

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at June 30, 2006, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2—Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this interpretation effective January 1, 2007. Based on the Company’s current evaluation of this issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In June 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,

and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 8, Stock-Based Compensation.

Note 3—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2005	As of June 30, 2006
Raw materials	$1,062	$1,064
Finished goods	2,199	2,324
Total inventories	$3,261	$3,388

Property and equipment consist of the following:

	As of December 31, 2005	As of June 30, 2006
Machinery and equipment	$6,847	$6,990
Office furniture and fixtures	3,588	4,429
Leasehold improvements	3,697	3,861
Software	590	1,857
	14,722	17,137
Less: Accumulated depreciation	(7,347)	(7,689)
Property and equipment, net	$7,375	$9,448

Note 4—Acquired Technology

On April 17, 2006, the Company acquired for $1,000 the Digital Booking Systems technology (“DBS”) from FilmStew International, Inc. DBS is an application that enables cinema exhibitors and distributors to manage communications via the internet. DBS allows exhibitors and distributors to conduct business online by accelerating the process of booking playdates, scheduling showtimes, programming trailers, tracking data and facilitating film rental payments. Intangible assets, net includes $929 for the purchase of these assets, which represents the net present value of the total acquisition cost.

Note 5—Business Combinations

In January 2005, the Company completed the acquisition of Lowry Digital Images, Inc, and subsequently changed its name to DTS Digital Images, Inc. (“DTS DI”). DTS DI was acquired for a total estimated purchase price of $12,249, including $9,642 in cash, forgiveness of a loan and interest of $1,261, and acquisition costs of $1,346. DTS DI provides image enhancement and restoration services for film producers and distributors for home or professional playback of high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

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

Note 6—Bank Line of Credit

We have in place a $10,000 facility that expires on June 30, 2007 and is renewable annually. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At June 30, 2006, the Company was compliant with all covenants under the bank agreement.

At June 30, 2006, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the Bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not material.

Note 7—Income Taxes

For the three months ended June 30, 2006, the Company recorded an income tax benefit of $1,774 on pre-tax income of $109. For the six months ended June 30, 2006, the Company recorded an income tax provision of $2,238 on pre-tax income of $11,128. This resulted in an annualized effective tax rate of 20.1%. During the second quarter of 2006, the Internal Revenue Service (“IRS”) completed an examination of the federal income tax return filed by the Company for the year ended December 31, 2003. The Company achieved a favorable resolution with the IRS regarding the Extraterritorial Income Exclusion (“ETI”) that resulted in a tax benefit of $1,710. As a result of this benefit, the current income tax rate differs from the statutory rate. In 2006, excluding this impact of ETI adjustment, the Company’s annualized effective tax rate was approximately 34.5%. For the three and six months ended June 30, 2005, the Company recorded an income tax provision of $1,094 and $3,036, respectively, on pre-tax income of $2,910 and $8,408, respectively. This resulted in an annualized effective tax rate of 36.1%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials.

Note 8—Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the related FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense. For the three and six months ended June 30, 2005, the company recognized no stock-based employee compensation cost from stock options. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under the transition method, compensation expense recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not restate its results for prior periods.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before taxes and net income for the three months ended June 30, 2006, were approximately $1,073 and $716 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.15 and $0.14, respectively, if it had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.11 and $0.10, respectively. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $1,073 and $54 for the three months ended June 30, 2006 and 2005, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, and research and development expenses. Stock-based compensation cost recorded to cost of goods sold for the three months ended June 30, 2006 and 2005 was $74 and $0, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 was $884 and $54, respectively. Stock-based compensation cost recorded to research and development expenses for the three months ended June 30, 2006 and 2005 was $115 and $0, respectively. The total income tax benefit recognized was $357 and $19 for the three months ended June 30, 2006 and 2005, respectively.

The Company’s income before taxes and net income for the six months ended June 30, 2006, were approximately $1,692 and $1,110 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.57 and $0.55, respectively, if it had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.51 and $0.49, respectively. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $1,755 and $59 for the six months ended June 30, 2006 and 2005, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, and research and development expenses. Stock-based compensation cost recorded to cost of goods sold for the six months ended June 30, 2006 and 2005 was $92 and $0, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the six months ended June 30, 2006 and 2005 was $1,443 and $59, respectively. Stock-based compensation cost recorded to research and development expenses for the six months ended June 30, 2006 and 2005 was $220 and $0, respectively. The total income tax benefit recognized was $604 and $21 for the six months ended June 30, 2006 and 2005, respectively.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $222 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R). During the six months ended June 30, 2006, the Company received $364 in cash from stock option exercises.

If the Company had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the three and six months ended June 30, 2005 would have been as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Net income:
As reported	$1,816	$5,372
Additional stock-based compensation expense determined under the fair value method, net of tax	(538)	(1,027)
Pro forma	$1,278	$4,345
Net income per common share—basic:
As reported	$0.10	$0.31
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)	(0.06)
Pro forma	$0.07	$0.25
Net income per common share—diluted:
As reported	$0.10	$0.30
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.03)	(0.06)
Pro forma	$0.07	$0.24

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Six Months Ended June 30,
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

There were 325,750 and 591,500 options granted during the six months ended June 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $18.68 and $17.46, respectively. Stock-based compensation expense for stock options for the three and six months ended June 30, 2006, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123 adjusted by estimated forfeitures as prescribed by SFAS 123(R). Compensation expense for stock options was $775 and $1,290 for the three and six months ended June 30, 2006, respectively.

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Company employees are eligible to retire after age 60. For those employees that retire and are eligible, their options may continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of SFAS 123(R), then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. For the three and six months ended June 30, 2005, had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have not recognized additional stock-based compensation expense.

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

In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants, all of which were re-grants under the stock option replacement program. In February, 2005, the Company granted options to purchase 25,000 shares of common stock to a non-employee consultant. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4.4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 58%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a result, stock-based compensation will fluctuate with changes in the fair value of the Company’s common stock. In connection with the grant of stock options to consultants, the Company recorded stock-based compensation expense in selling, general and administrative expense of $54 for the three months ended June 30, 2005. The Company recorded stock-based compensation expense in selling, general and administrative expense of $59 and $63 for the six months ended June 30, 2005 and 2006, respectively.

In accordance with the evergreen provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2006, the number of shares reserved under the 2003 Plan was increased by 698,901 shares. On February 23, 2006, the Compensation Committee of the Board of Directors approved a grant of 68,500 shares of restricted stock to executive officers pursuant to the 2003 Plan. The shares of restricted stock to executive officers generally vest in equal annual installments on February 15 of each of the four years following the date of grant. On May 18, 2006, in accordance with the 2003 Plan, 12,500 shares of restricted stock were automatically issued to the outside directors. The shares of restricted stock to outside directors generally vest on May 15 of the year following the date of grant. Compensation expense on these shares was $179 and $211 for the three and six months ended June 30, 2006, respectively.

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

	2005	2006
Risk free interest rate	2.6%	4.5%
Expected lives (years)	1.3	0.7
Dividend yield	0%	0%
Expected volatility	50%	63%

The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. Expected volatility was based on historical volatility of the Company’s common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

In accordance with the evergreen provision in the ESPP, the Board of Directors approved an increase in the number of shares reserved under the ESPP by 100,000 shares, effective January 1, 2006. Compensation expense under the ESPP was $120 and $191 for the three and six months ended June 30, 2006.

The following table summarizes information about stock option activity during the six months ended June 30, 2006:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,321,552	$12.73
Granted	325,750	18.68
Exercised	(92,266)	3.95
Expired or cancelled	(19,313)	17.85
Options outstanding at June 30, 2006	2,535,723	$13.78	7.75	$14,460,000
Options exercisable at June 30, 2006	1,642,383	$11.85	7.10	$12,538,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$ 1.02 – $ 3.07	779,961	6.25	$1.02	751,137	$1.02
3.08 – 6.16	7,625	2.82	4.15	7,122	4.11
6.17 – 9.23	10,250	6.70	8.02	7,687	8.02
9.24 – 12.31	2,750	6.80	10.59	2,687	10.57
12.32 – 15.40	68,250	8.21	14.16	16,187	13.42
15.41 – 18.47	764,000	8.91	17.08	218,998	16.46
18.48 – 21.55	316,387	8.98	19.89	52,065	20.16
21.56 – 24.63	550,500	7.63	23.10	550,500	23.10
24.64 – 27.71	28,500	7.43	25.94	28,500	25.94
27.72 – 30.79	7,500	7.27	30.79	7,500	30.79
$ 1.02 – $30.79	2,535,723	7.75	$13.78	1,642,383	$11.85

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $1,347. As of June 30, 2006, total remaining unearned compensation related to unvested stock options was approximately $6,540, which will be amortized over the weighted-average remaining service period of two years.

The following table summarizes information about restricted stock activity during the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Granted	81,000	$18.47
Vested	(5,000)	18.32
Forfeited	—	—
Nonvested stock at June 30, 2006	76,000	$18.48

As of June 30, 2006, total remaining unearned compensation related to restricted stock was $1,190, which will be amortized over the weighted-average remaining service period of two years.

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

Note 10—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Cinema business segment, the Consumer business segment and the Digital Images business segment. The Cinema business segment licenses technology and sells products and services to producers and distributors of feature length films and digital content, and to movie theaters and special venues. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Digital Images business segment provides enhancement, restoration and repair services for moving pictures captured on film or in digital form, television content, and other forms of image content.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three and six months ended June 30, 2005 and 2006 are as follows:

	Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Cinema business	$5,138	$4,900	$9,934	$10,327
Consumer business	10,974	9,580	27,515	30,262
Digital Images business	1,616	2,417	2,336	5,009
Total revenues	$17,728	$16,897	$39,785	$45,598

	Gross Profit
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Cinema business	$2,235	$2,428	$4,408	$4,803
Consumer business	10,484	9,177	26,485	29,501
Digital Images business	(21)	258	(601)	118
Total gross profit	$12,698	$11,863	$30,292	$34,422

	Income (Loss) From Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Cinema business	$(1,604)	$(2,028)	$(2,623)	$(3,746)
Consumer business	4,534	2,041	14,647	15,194
Digital Images business	(844)	(1,140)	(4,782)	(2,632)
Total income (loss) from operations	$2,086	$(1,127)	$7,242	$8,816

Included in the Digital Images business segment’s loss for the six months ended June 30, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
United States	$5,664	$6,194	$15,043	$12,929
International	12,064	10,703	24,742	32,669
Total revenues	$17,728	$16,897	$39,785	$45,598

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2005 and June 30, 2006:

	Long-Lived Assets
	As of December 31, 2005	As of June 30, 2006
United States	$5,859	$7,880
International	1,516	1,568
Total long-lived tangible assets	$7,375	$9,448

Note 11—Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Basic net income per common share:
Numerator:
Net income	$1,816	$1,883	$5,372	$8,890
Denominator:
Weighted average common shares outstanding	17,331,602	17,547,433	17,206,415	17,521,284
Basic net income per common share	$0.10	$0.11	$0.31	$0.51
Diluted net income per common share:
Numerator:
Net income	$1,816	$1,883	$5,372	$8,890
Denominator:
Weighted average shares outstanding	17,331,602	17,547,433	17,206,415	17,521,284
Effect of dilutive securities:
Common stock options	912,479	763,456	953,047	769,532
Common stock warrants	20,377	22,204	21,511	21,677
Restricted stock	—	7,214	—	3,627
Diluted shares outstanding	18,264,458	18,340,307	18,180,973	18,316,120
Diluted net income per common share	$0.10	$0.10	$0.30	$0.49

For the three months ended June 30, 2005 and 2006, 773,250 and 1,642,512 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2005 and 2006, 773,250 and 1,394,670 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 12—Subsequent Events

In August 2006, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of the Company’s common stock in the open market or in privately negotiated transactions.

In August 2006, as part of the Company’s strategy to position itself to pursue opportunities in the emerging digital cinema market, the Company entered into an exclusive license agreement and an option agreement with Avica Technology Corporation, a provider of products and services for the digital cinema market. Under the exclusive license agreement, the Company will acquire a worldwide, exclusive license (even as to Avica) to substantially all of Avica’s intellectual property in all fields of use other than with respect to military applications. The Company may be obligated to make certain milestone payments to Avica under the exclusive license agreement, but will not be obligated to pay any on-going royalties. Under the option agreement, the Company may elect, in its sole discretion, to acquire all or substantially all of the assets of Avica.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our industry, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and elsewhere in this Form 10-Q, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-K. We cannot guarantee future results, levels of activity, performance, or achievements. We do not intend to update these forward-looking statements to reflect future events or circumstances.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

New Strategic Initiatives

The trend in the motion picture industry and movie exhibition market toward digital delivery of entertainment content continues to gain momentum and we believe it presents a long-term opportunity for us to expand our cinema business. In August 2006, as part of our strategy to pursue opportunities in the digital cinema market, we signed an exclusive license agreement and an option agreement with Avica Technology Corporation, a provider of products and services for the digital cinema market. Under the exclusive license agreement we will acquire a worldwide, exclusive license (even as to Avica) to substantially all of Avica’s intellectual property in all fields of use other than with respect to military applications. Under the option agreement, we may elect, in our sole discretion, to acquire all or substantially all of the assets of Avica for a fixed purchase price. The closing under these agreements is subject to the satisfaction of certain conditions precedent. We believe Avica’s suite of digital cinema technologies, products and services complements our existing cinema product offerings and will accelerate our entry into the digital cinema market.

Additionally, we intend to study the potential separation of our businesses in order to better address rapidly evolving markets, meet the needs of customers and increase shareholder value.

Trends, Opportunities, and Challenges by Business Segment

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 57% and 62% of total revenues for the quarters ended June 30, 2006 and 2005, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in late 2006, although revenues from these high definition players will be minimal for the year. Because we have been selected as a mandatory technology for next generation players, our consumer revenue growth should more closely track the growth rate of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. If we are removed from mandatory status in next generation high definition optical disc standards, it would cause revenue growth in our consumer business to be significantly lower than expected and would have a material adverse effect on our business.

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

Cinema Segment

Revenue from our cinema segment represented 29% of total revenues for the quarters ended June 30, 2006 and 2005. We expect our cinema audio hardware business to decline slightly throughout the remainder of 2006 from prior year levels, as the cinema exhibition community has begun to defer purchases of digital multi channel audio equipment as they evaluate the pace of progress in the emerging digital cinema market as discussed below. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the anticipated growth in this market.

A trend that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, followed by longer-term adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. In recent months, there has been increasing momentum in the digital cinema industry, as product and service vendors attempt to find a viable business model. We believe that these activities are primarily vendor-financed trials at this point, but represent an important and significant step in the transition. We believe the widespread adoption of digital cinema will be longer-term because of the significant capital investment that will be required by cinema operators to purchase new equipment and solutions. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, our current digital cinema offerings are limited and we may not be successful in developing or selling competitive product offerings. We believe that the addition of our Cinema Media Network and variable bit rate JPEG 2000 encoding tools, along with the services provided by our digital images business, and the pre-show and alternative content capabilities of our XD10 Cinema Media Player, combined with the addition of the products, technologies and know-how obtained under our exclusive license agreement with Avica Technology Corporation, will enhance our ability to participate in the industry transition to high definition sound and images for digital cinema.

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

Digital Images Segment

Revenue from our digital images segment represented 14% and 9% of total revenues for the quarters ended June 30, 2006 and 2005, respectively. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. A relatively new application for our process is the correction of problems encountered with the use of digital cameras, enabling our involvement at the earliest stages of digital content development. We believe that we provide leading digital lab capabilities, including digital enhancement, restoration and other pre-compression services and that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues of our digital images segment totaled $2.4 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively. To date, this business has enhanced and/or restored over 100 feature films, including such major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for the services performed by DTS DI.

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

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended June 30, 2006 decreased 9% to $11.7 million from $12.8 million for the three months ended June 30, 2005. The decrease in revenues from technology and film licensing was primarily attributable to a decrease in royalty recoveries of $1.3 million from intellectual property compliance and enforcement activities. We are experiencing strong growth in the personal computer and car audio systems markets, which posted quarter over quarter growth totals of 9% and 72%, respectively, during the second quarter of 2006 and are up 23% and 68%, respectively, for the year. However, we remain cautious in our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly for 2006, based primarily on the expected continuation of growth in our decoder licensing program and from our license enforcement activities. Our film licensing revenues increased 9% for the three months ended June 30, 2006 compared to the prior year due to additional releases in the DTS format and the timing of major feature film releases. Film licensing is expected to remain relatively flat for the remainder of 2006.

Technology and film licensing revenues for the six months ended June 30, 2006 increased 11% to $34.6 million from $31.3 million for the six months ended June 30, 2005. The increase in revenues from technology and film licensing was primarily attributable to an increase in royalty recoveries of $2.3 million from intellectual property compliance and enforcement activities. These activities, which include audits of shipments by certain of our licensees and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods.

Product Sales and Other

Product sales and other revenues increased 5% to $5.2 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005. This increase was primarily attributable to growth in revenues generated by DTS DI offset by a net decrease in Cinema hardware sales resulting from a slowdown in the US cinema audio market, as exhibitors evaluate the digital cinema alternatives to film-based exhibition. Product sales and other revenue is expected to be essentially flat throughout the remainder of 2006.

Product sales and other revenues increased 30% to $11.0 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. This increase was primarily attributable to growth in revenues generated by DTS DI along with an increase in Cinema hardware sales resulting in part from the recognition of deferred revenue related to our arrangement with Cinecom.

Segment Sales

Revenues from our consumer business totaled $9.6 million for the three months ended June 30, 2006, a decrease of 13% from $11.0 million for the three months ended June 30, 2005. The decrease in revenues was primarily attributable to a decrease in royalty recoveries of $1.3 million from intellectual property compliance and enforcement activities. Cinema revenues totaled $4.9 million for the three months ended June 30, 2006, a decrease of 5% from $5.1 million for the three months ended June 30, 2005. The decrease in revenue was primarily due to a slowdown in US hardware sales, as described above. Revenues from our digital images business totaled $2.4 million for the three months ended June 30, 2006, a significant increase from revenues of $1.6 million for the three months ended June 30, 2005. The increase in revenues was primarily due to ongoing improvements in the Company’s digital enhancement and restoration process, which have resulted in significant improvements in throughput.

Revenues from our consumer business totaled $30.3 million for the six months ended June 30, 2006, an increase of 10% from $27.5 million for the six months ended June 30, 2005. The increase in revenues was driven primarily by an increase in royalty recoveries mentioned above as well as the overall growth in our personal computer and car audio markets. Cinema revenues totaled $10.3 million for the six months ended June 30, 2006, an increase of 4% from $9.9 million for the six months ended June 30, 2005. The increase in revenue was primarily due to strong sales of Cinema hardware products during the first quarter of 2006, partially offset by the hardware sales slowdown in the second described above. Revenues from our digital images business totaled $5.0 million for the six months ended June 30, 2006, a significant increase from revenues of $2.3 million for the six months ended June 30, 2005. The increase in revenues was primarily due to the recognition of $1.5 million in deferred revenue, and ongoing improvements in the Company’s digital enhancement and restoration process.

Gross Profit

Consolidated gross profit decreased to 70% of revenues for the three months ended June 30, 2006, from 72% for the three months ended June 30, 2005. Consolidated gross profit decreased slightly to 75% of revenues for the six months ended June 30, 2006, from 76% for the six months ended June 30, 2005. We expect consolidated gross margins in the 70% to 75% range for 2006 primarily as a result of the incorporation of DTS DI into our consolidated results of operations.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues decreased slightly to 90% for the three months ended June 30, 2006 from 92% of related revenues for the same period in the prior year.

Gross profit associated with technology and film licensing revenues remained consistent at 93% for the six months ended June 30, 2006 and 2005.

Product Sales and Other

Gross profit associated with product sales and other revenues increased to 26% of related revenues for the three months ended June 30, 2006 from 18% in the prior year period primarily as a result of volume-based margin improvements in our digital images business.

Gross profit associated with product sales and other revenues increased to 21% of related revenues for the six months ended June 30, 2006 from 15% in the prior year period primarily as a result of volume-based margin improvements in our digital images business.

Segment Gross Profit

Gross profit for our consumer business remained consistent at 96% of related revenues for the quarter ended June 30, 2006 and 2005. Our cinema business gross profit increased to 50% of related revenues for the quarter ended June 30, 2006 from 43% in the prior year period primarily due to a favorable mix of higher margin XD10 products and film licensing revenues. Our digital images business gross profit was 11% of related revenues for the quarter ended June 30, 2006 compared to a negative gross profit for the quarter ended June 30, 2005.

Gross profit for our consumer business increased slightly to 97% of related revenues for the six months ended June 30, 2006 compared to 96% for the same period in 2005. Our cinema business gross profit increased to 47% of related revenues for the six months ended June 30, 2006 from 44% in the prior year period primarily due to the mix effects mentioned above. Our digital images business gross profit was 2% of related revenues for the six months ended June 30, 2006 compared to a negative gross profit for the six months ended June 30, 2005.

Selling, General and Administrative

Selling, general and administrative expenses increased 24% to $10.0 million for the three months ended June 30, 2006, compared to $8.1 million in the prior year period. The increase is primarily due to an increase in compensation expense of $552,000 due to additional employees and the inclusion of $884,000 related to SFAS No. 123(R).

Selling, general and administrative expenses increased 23% to $19.9 million for the six months ended June 30, 2006, compared to $16.1 million in the prior year period. The increase is primarily due to an increase in compensation expense of $1.7 million due to additional employees and the inclusion of $1.4 million related to SFAS No. 123(R).

We expect selling, general and administrative expenses to increase as a whole to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities.

Research and Development

For the three months ended June 30, 2006, research and development expenses were $3.0 million, compared to $2.5 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, research and development expenses were $5.7 million, compared to $4.6 million for the six months ended June 30, 2005. The increase for both periods is primarily due to increased labor costs associated with new product and technology initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. In addition, SFAS No. 123(R) related research and development expenses totaled $115,000 and $220,000 for the three and six months ended June 30, 2006, respectively.

We expect to continue to increase our investment in applications engineering and research and development activities overall and will accelerate those initiatives in future quarters to support the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the six months ended June 30, 2005 relates to development projects that had not reached technological feasibility and were of no future alternative use and expensed upon consummation of the acquisition of DTS DI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest Income, Net

Interest income, net, for the three and six months ended June 30, 2006 increased due to the increase in interest rates in 2006 and higher average investment balances.

Income Taxes

For the three months ended June 30, 2006, we recorded an income tax benefit of $1.8 million on pre-tax income of $109,000. For the three months ended June 30, 2005, we recorded an income tax provision of $1.1 million on pre-tax income of $2.9 million.

For the six months ended June 30, 2006, we recorded an income tax provision of $2.2 million on pre-tax income of $11.1 million. This resulted in an annualized effective tax rate of 20.1%. During the second quarter of 2006, the Internal Revenue Service (“IRS”) completed an examination of the federal income tax return filed by the Company for the year ended December 31, 2003. The Company achieved a favorable resolution with the IRS regarding the Extraterritorial Income Exclusion (“ETI”) that resulted in a tax benefit of $1.7 million. As a result of this benefit, the current income tax rate differs from the statutory rate. In 2006, excluding this impact of ETI adjustment, the Company’s annualized effective tax rate was approximately 34.5%. For the six months ended June 30, 2005, we recorded an income tax provision of

$3.0 million on pre-tax income of $8.4 million. This resulted in an annualized effective tax rate of 36.1%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials. We expect the effective tax rate for 2006 will be approximately 26% to 27%.

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents and short-term investments of $119.7 million, compared to $111.4 million at December 31, 2005.

Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2006, compared to $4.0 million for the six months ended June 30, 2005. The primary source of operating cash flow for the six months ended June 30, 2006 was net income of $8.9 million, adjusted for non-cash items including depreciation and amortization expense and stock-based compensation charges.

Net cash used in investing activities totaled $10.0 million for the six months ended June 30, 2006, compared to net cash provided by investing activities of $15.3 million for the six months ended June 30, 2005. Cash used in investing activities for the six months ended June 30, 2006 primarily consists of net purchases of investments of $5.0 million and purchases of property and equipment of $3.6 million.

Net cash provided by financing activities totaled $1.1 million and $542,000 for the six months ended June 30, 2006 and 2005, respectively, and consists of the exercise of stock options and related excess tax benefits and purchases of stock under our employee stock purchase plan. Prior to adoption of SFAS No. 123(R), excess tax benefits from exercise of stock options were shown as an operating cash inflow.

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $747,000. We expect that we will incur additional costs in the range of $2 million to $4 million over the next several years in connection with our ERP implementation. Through June 30, 2006, we incurred approximately $1.2 million, which has been capitalized to software.

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included elsewhere herein, in our Form 10-K filed on March 16, 2006 and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In July 2006, the FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of

FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In June 2006, the EITF issued EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

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

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 8, Stock-Based Compensation.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2006, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of June 30, 2006, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.2 million on our income before income taxes.

We derive in the range of half to three-quarters of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 7.2% of total revenues during the six months ended June 30, 2006. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $7.5 million in the six months ended June 30, 2006. Based upon the expenses for the six months ended June 30, 2006, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $149,000 on operating income.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2006, the positive impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was $49,000 on retained earnings.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006, except as follows:

•       We have added two new risk factors under the following headings:

•        “Our study of the potential separation of our businesses and/or any failure to successfully manage and complete an undertaken separation transaction could adversely affect our business and operating results.”

•        “Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.”

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

•                    products for cinema markets, such as Smart Devices, Inc., Ultra Stereo Labs, Inc., Eastman Kodak Company, Screenvision Cinema Network LLC, National CineMedia LLC, Doremi Labs, and Unique Digital Ltd.;

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

Our study of the potential separation of our businesses and/or any failure to successfully manage and complete an undertaken separation transaction could adversely affect our business and operating results.

In order to better address rapidly evolving markets, meet the needs of customers and increase shareholder value, we are evaluating the benefits, challenges and structural options with respect to a potential separation of our businesses. This evaluation process may require significant time and attention from our management team, which could disrupt our day-to-day operations. In addition, implementing any potential transaction would involve a number of operational, legal and, possibly, regulatory steps. Furthermore, implementation could be costly, cause further disruption to our day-to-day operations, and result in the loss of customers and/or sales revenue, which could cause our business and operating results to suffer.

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

As of June 30, 2006, we had 17,681,797 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of June 30, 2006, we have approximately $40.5 million remaining from the proceeds of the offering.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of DTS, Inc. was held on May 18, 2006. The following matters were voted upon and were approved as set forth below.

The stockholders elected three Class III directors to hold office until the 2009 Annual Meeting of Stockholders by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
Jon E. Kirchner	16,048,312	142,094
James B. McElwee	15,453,458	736,948
Ronald N. Stone	15,448,934	741,472

The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders: Daniel E. Slusser and Joseph A. Fischer.

The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders: Joerg D. Agin and C. Ann Busby.

The stockholders ratified PricewaterhouseCoopers LLP as the independent registered public accounting firm of DTS, Inc. by the following vote:

Number of Shares
For	Against	Abstain
15,696,458	493,438	510

Item 5.                        Other Information

New Forms of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan

On June 5, 2006, the Compensation Committee of our Board of Directors adopted two new forms of restricted stock grant notice and restricted stock agreement for stock awards granted under our 2003 Equity Incentive Plan, as amended (the “Plan”). These new forms have replaced the form previously approved by our Board of Directors and filed with the SEC on June 5, 2003 as Exhibit 10.16 to Amendment No. 1 to our registration statement on Form S-1 (File No. 333-104761). The new forms are filed as Exhibit 10.16.1 and 10.16.2 to this report. The form filed as Exhibit 10.16.1 to this report is for the automatic annual stock awards to our non-employee directors under the Plan and the form filed as Exhibit 10.16.2 to this report is for stock awards granted to our employees and consultants.

Stock Repurchase Program

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions.

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
10.16.1	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)
10.16.2	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, INC.
	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)
Date: August 9, 2006
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2006