Form 10-Q
period 2006-09-30
DTS, INC.
filed 2006-11-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006 a total of 17,818,708 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.

FORM 10-Q

DTS, INC.
PART I
FINANCIAL INFORMATION

Item 1.                          Financial Statements

DTS, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	September 30,
	2005	2006
	(Unaudited)
	(Amounts in thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,254	$43,328
Short-term investments	78,163	75,610
Accounts receivable, net of allowance for doubtful accounts of $370 and $295 at December 31, 2005 and September 30, 2006, respectively	7,311	6,734
Inventories	3,261	3,587
Deferred income taxes	7,255	7,687
Prepaid expenses and other current assets	3,112	2,307
Income taxes receivable, net	2,654	3,012
Total current assets	135,010	142,265
Property and equipment, net	7,375	9,929
Goodwill	3,585	3,585
Intangible assets, net	11,612	11,766
Deferred income taxes	303	16
Other assets	369	580
Total assets	$158,254	$168,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$3,104
Accrued expenses	6,983	6,800
Deferred revenue	2,630	126
Total current liabilities	12,247	10,030
Deferred income taxes	1,917	1,218
Other liabilities	—	211
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000,000 shares authorized at December 31, 2005 and September 30, 2006; no shares issued and outstanding at December 31, 2005 and September 30, 2006	—	—
Common stock—$0.0001 par value, 70,000,000 shares authorized at December 31, 2005 and September 30, 2006; 17,472,543 and 17,812,733 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	2	2
Additional paid-in capital	122,847	127,447
Retained earnings	21,241	29,233
Total stockholders’ equity	144,090	156,682
Total liabilities and stockholders’ equity	$158,254	$168,141

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited) (Amounts in thousands, except share and per share amounts)
Revenues:
Technology and film licensing	$12,611	$11,727	$43,910	$46,314
Product sales and other revenues	4,942	3,526	13,428	14,537
Total revenues	17,553	15,253	57,338	60,851
Cost of goods sold:
Technology and film licensing	1,194	1,050	3,511	3,528
Product sales and other revenues	3,450	3,272	10,626	11,970
Total cost of goods sold	4,644	4,322	14,137	15,498
Gross profit	12,909	10,931	43,201	45,353
Operating expenses:
Selling, general and administrative	8,971	10,374	25,095	30,279
Research and development	2,612	3,300	7,238	9,001
In-process research and development	—	—	2,300	—
Separation costs	—	396	—	396
Total operating expenses	11,583	14,070	34,633	39,676
Income (loss) from operations	1,326	(3,139)	8,568	5,677
Interest income, net	635	1,376	1,824	3,638
Other income, net	123	14	100	64
Income (loss) before income taxes	2,084	(1,749)	10,492	9,379
Provision (benefit) for income taxes	890	(851)	3,926	1, 387
Net income (loss)	1,194	(898)	6,566	7,992

Net income (loss) per common share:
Basic	$0.07	$(0.05)	$0.38	$0.45
Diluted	$0.07	$(0.05)	$0.36	$0.44

Weighted average shares used to compute net income (loss) per common share:
Basic	17,411,461	17,653,865	17,275,515	17,565,963
Diluted	18,342,186	17,653,865	18,194,333	18,342,678

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2005	2006
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,566	$7,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,691	3,457
Stock-based compensation charges	75	2,686
Allowance for doubtful accounts	5	10
Loss on disposal of property and equipment	—	93
Deferred income taxes	937	(845)
Excess tax benefits from stock-based compensation	563	(818)
Write-down of inventory	—	144
In-process research and development	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(3,845)	566
Inventories	(408)	(470)
Prepaid expenses and other assets	(279)	795
Accounts payable and accrued expenses	(1,786)	288
Deferred revenue	655	(2,504)
Income taxes receivable	(1,286)	461
Other liabilities	—	211
Net cash provided by operating activities	6,188	12,066

Cash flows from investing activities:
Purchases of investments	(80,703)	(101,853)
Maturities of investments	52,277	50,748
Sales of investments	45,998	53,658
Cash paid for business and technology acquisitions, net of cash acquired	(11,000)	(1,379)
Purchase of property and equipment	(4,168)	(4,902)
Payment for patents and trademarks in process	(115)	(177)
Net cash provided by (used in) investing activities	2,289	(3,905)

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	228	615
Proceeds from the issuance of common stock under employee stock purchase plan	430	480
Excess tax benefits from stock-based compensation	—	818
Net cash provided by financing activities	658	1,913
Net increase in cash and cash equivalents	9,135	10,074
Cash and cash equivalents, beginning of period	21,271	33,254
Cash and cash equivalents, end of period	$30,406	$43,328

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in thousands, except share and per share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at September 30, 2006, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company intends to proceed with the separation of its Cinema and Digital Images businesses from its Consumer licensing business.  The Company believes this separation will enhance stockholder value and better position each business to serve its customer base, go-to-market more rapidly, and be more flexible in this dynamic environment.

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 157 effective January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt SAB No. 108 during the fourth quarter of 2006. The Company is in the process of determining the effect, if any, the adoption of SAB No. 108 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN No. 48 effective January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income

Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company plans to adopt this issue effective January 1, 2007. Based on the Company’s current evaluation of this issue, the Company does not expect the adoption of EITF Issue No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

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

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 10, Stock-Based Compensation.

Note 3—Separation Costs

In August 2006, the Company announced that it was studying the potential separation of the Cinema and Digital Images businesses from the Consumer business in order to better address rapidly evolving markets, meet the needs of customers and increase shareholder value. As of September 30, 2006, the Company had incurred approximately $396 in separation costs, consisting primarily of legal and accounting expenses relating to the separation of its business.

Note 4—Certain Balance Sheet Items

Inventories consist of the following:

	As of December 31, 2005	As of September 30, 2006
Raw materials	$1,062	$1,133
Finished goods	2,199	2,454
Total inventories	$3,261	$3,587

Property and equipment consist of the following:

	As of December 31, 2005	As of September 30, 2006
Machinery and equipment	$6,847	$8,370
Office furniture and fixtures	3,588	3,281
Leasehold improvements	3,697	3,903
Software	590	2,837
	14,722	18,391
Less: Accumulated depreciation	(7,347)	(8,462)
Property and equipment, net	$7,375	$9,929

Note 5—Capitalized Software Costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, training and application maintenance as incurred, and amortizes the capitalized computer software costs on a straight-line basis over the estimated useful life of the software upon being placed in service.

Note 6—Acquired Technology

On April 17, 2006, the Company acquired for $1,000 the Digital Booking Systems technology (“DBS”) from FilmStew International, Inc. DBS is an application that enables cinema exhibitors and distributors to manage entertainment content via the internet. DBS allows exhibitors and distributors to conduct business online by accelerating the process of booking playdates, scheduling showtimes, programming trailers, tracking data and facilitating film rental payments. Intangible assets, net, includes $929 for the purchase of this asset, which represents the net present value of the total acquisition cost.

Note 7—Business Combinations

In January 2005, the Company completed the acquisition of Lowry Digital Images, Inc., and subsequently changed its name to DTS Digital Images, Inc. (“DTS DI”). DTS DI was acquired for a total estimated purchase price of $12,249, including $9,642 in cash, forgiveness of a loan and interest of $1,261 and acquisition costs of $1,346. DTS DI provides image enhancement and restoration services for film producers and distributors for home or professional playback of high quality, high definition presentations in digital cinema, high definition optical media or broadcast applications.

The DTS DI acquisition was accounted for as a purchase business combination. The results of operations of DTS DI are included in our Consolidated Statement of Operations from January 3, 2005. The final purchase price will be dependent on shares issued, if any, as further discussed. The former shareholders of DTS DI are entitled to receive shares of the Company’s common stock if certain gross profit targets in 2006 are met. In the event that the targets are met in full, an aggregate of up to approximately 653,000 shares of the Company’s common stock will be issued. The value of these shares will be accounted for as an addition to goodwill.

In July 2004, the Company completed the acquisition of QDesign Corporation for $1,500 in cash. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $450 in cash, which is held by the Company in a restricted account. The Company classifies the restricted cash in other current and non-current assets. The contingent payment is being accounted for as compensation expense ratably over the three-year period ending July 2007, and will be paid out if certain criteria are met. Two payments of $150 each were made, one in 2005 and the other in 2006.

Note 8—Bank Line of Credit

The Company has a $10,000 unsecured working capital facility that expires on June 30, 2007, and is renewable annually. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the issuing bank. At September 30, 2006, the Company was compliant with all covenants under the bank agreement.

At September 30, 2006, there was no balance outstanding and $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not material.

Note 9—Income Taxes

For the three months ended September 30, 2006, the Company recorded an income tax benefit of $851 on pre-tax loss of $1,749. For the nine months ended September 30, 2006, the Company recorded an income tax provision of $1,387 on pre-tax income of $9,379. This resulted in an annualized effective tax rate of 14.8%. During the second quarter of 2006, the Internal Revenue Service (“IRS”) completed an examination of the federal income tax return filed by the Company for the year ended December 31, 2003. The Company achieved a favorable resolution with the IRS regarding the Extraterritorial Income Exclusion (“ETI”) that resulted in a tax benefit of $1,710. As a result of these items, the current income tax rate differs from the statutory rate. At September 30, 2006, the Company’s annualized effective tax rate was approximately 42.4%, which included approximately 5.0% for non-deductible costs related to the separation of its business. For the three and nine months ended September 30, 2005, the Company recorded an income tax provision of $890 and $3,926, respectively, on pre-tax income of $2,084 and $10,492, respectively. This resulted in an annualized effective tax rate of 37.4%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials.

Note 10—Stock-Based Compensation

Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the related FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense. For the three and nine months ended September 30, 2005, the company recognized no stock-based employee compensation cost from stock options or employee stock purchase plans.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under the transition method, compensation expense recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not restate its results for prior periods.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three months ended September 30, 2006, were approximately $847 and $394 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended September 30, 2006 would have been $(0.03), if it had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $(0.05). The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $931 and $16 for the three months ended September 30, 2006 and 2005, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, and research and development expenses. Stock-based compensation cost recorded to cost of goods sold for the three months ended September 30, 2006 and 2005 was $17 and $0, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 was $794 and $16, respectively. Stock-based compensation cost recorded to research and development expenses for the three months ended September 30, 2006 and 2005 was $120 and $0, respectively. The total income tax benefit recognized was $498 and $7 for the three months ended September 30, 2006 and 2005, respectively.

The Company’s income before taxes and net income for the nine months ended September 30, 2006, were approximately $2,539 and $1,504 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.54 and $0.52, respectively, if it had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.45 and $0.44, respectively. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $2,686 and $75 for the nine months ended September 30, 2006 and 2005, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, and research and development expenses. Stock-based compensation cost recorded to cost of goods sold for the nine months ended September 30, 2006 and 2005 was $109 and $0, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005 was $2,237 and $75, respectively. Stock-based compensation cost recorded to research and development expenses for the nine months ended September 30, 2006 and 2005 was $340 and $0, respectively. The total income tax benefit recognized was $1,096 and $28 for the nine months ended September 30, 2006 and 2005, respectively.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $818 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R). During the nine months ended September 30, 2006, the Company received $615 in cash from stock option exercises.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital (“APIC pool”) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that are outstanding upon adoption of SFAS No. 123(R).

If the Company had elected to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share for the three and nine months ended September 30, 2005 would have been as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$1,194	$6,566
Additional stock-based compensation expense determined under the fair value method, net of tax	(680)	(1,707)
Pro forma	$514	$4,859

Net income per common share—basic:
As reported	$0.07	$0.38
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.04)	(0.10)
Pro forma	$0.03	$0.28
Net income per common share—diluted:
As reported	$0.07	$0.36
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.04)	(0.09)
Pro forma	$0.03	$0.27

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Company employees are eligible to retire after age 60. For those employees that retire and are eligible, their options may continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of SFAS 123(R), then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. For the three and nine months ended September 30, 2005, had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have not recognized additional stock-based compensation expense.

Various Stock Plans

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

	Nine Months Ended September 30,
	2005	2006
Risk free interest rate	3.8%	4.4%
Expected lives (years)	4	5.8
Dividend yield	0%	0%
Expected volatility	50%	58%

The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company’s options and represented the period of time that options granted were expected to be outstanding. Expected volatility was based on a blend of the historical volatility of the Company’s common stock and publicly traded peer companies. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

There were 352,000 and 669,400 options granted during the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $18.69 and $17.70, respectively. Stock-based compensation expense for stock options for the three and nine months ended September 30, 2006, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123 adjusted by estimated forfeitures as prescribed by SFAS 123(R). Compensation expense for stock options was $614 and $1,904 for the three and nine months ended September 30, 2006, respectively.

The following table summarizes information about stock option activity during the nine months ended September 30, 2006:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,321,552	$12.73
Granted	352,000	18.69
Exercised	(190,466)	3.23
Expired or cancelled	(47,968)	19.10
Options outstanding at September 30, 2006	2,435,118	$14.21	7.56	$17,620,000
Options exercisable at September 30, 2006	1,627,090	$12.39	6.91	$14,302,000

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$1.02	–	$3.07	690,048	5.99	$1.02	688,798	$1.02
3.08	–	6.16	7,625	2.57	4.15	7,122	4.11
6.17	–	9.23	10,250	6.45	8.02	7,687	8.02
9.24	–	12.31	2,750	6.55	10.59	2,687	10.57
12.32	–	15.40	66,500	7.91	14.15	29,559	13.89
15.41	–	18.47	758,875	8.68	17.08	239,185	16.47
18.48	–	21.55	315,070	8.82	19.75	68,052	19.91
21.56	–	24.63	548,000	7.37	23.11	548,000	23.11
24.64	–	27.71	28,500	7.17	25.94	28,500	25.94
27.72	–	30.79	7,500	7.02	30.79	7,500	30.79
$1.02	–	$30.79	2,435,118	7.56	$14.21	1,627,090	$12.39

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $3,049. As of September 30, 2006, total remaining unearned compensation related to unvested stock options was approximately $5,922, which will be amortized over the weighted-average remaining service period of two years.

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

The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. Expected volatility was based on a blend of the historical volatility of the

Company’s common stock and publicly traded peer companies. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

In accordance with the evergreen provision in the ESPP, the Board of Directors approved an increase in the number of shares reserved under the ESPP by 100,000 shares, effective January 1, 2006. Compensation expense under the ESPP was $103 and $294 for the three and nine months ended September 30, 2006.

On February 23, 2006, the Committee approved a grant of 68,500 shares of restricted stock to executive officers pursuant to the 2003 Plan. The shares of restricted stock to executive officers generally vest in equal annual installments on February 15 of each of the four years following the date of grant. On May 18, 2006, in accordance with the 2003 Plan, 12,500 shares, in total, of restricted stock were automatically issued to the outside directors. The shares of restricted stock to outside directors generally vest on May 15 of the year following the date of grant. On August 16, 2006, the Committee approved a grant of 17,500 shares of restricted stock to employees pursuant to the 2003 Plan. The shares of restricted stock to employees vest in equal annual installments on August 15 of each of the four years following the date of grant. Compensation expense on these shares was $130 and $341 for the three and nine months ended September 30, 2006, respectively.

The following table summarizes information about restricted stock activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Granted	98,500	$18.53
Vested	(5,000)	18.32
Forfeited	—	—
Nonvested stock at September 30, 2006	93,500	$18.54

As of September 30, 2006, total remaining unearned compensation related to restricted stock was $1,217, which will be amortized over the weighted-average remaining service period of two years.

Non-Employee Equity Awards

During 2000 and 2001, options to purchase 50,000 and 5,000 shares, respectively, were granted to non-employee directors or consultants.

In 2002, the Company granted options to purchase 265,500 shares of common stock to non-employee consultants, all of which were re-grants under the stock option replacement program. In February, 2005, the Company granted options to purchase 25,000 shares of common stock to a non-employee consultant. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” Under SFAS No. 123 and EITF Issue No. 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. Compensation expense related to the fair value of stock options granted to non-employees is recognized over the service period and was determined using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4.4%; contractual life ranging from five to ten years; dividend yield of 0%; and expected volatility of 58%. At each reporting date, the Company revalues the stock-based compensation expense related to unvested non-employee options using the Black-Scholes option pricing model. As a result, stock-based compensation will fluctuate with changes in the fair value of the Company’s common stock. In connection with the grant of stock options and restricted stock to consultants, the Company recorded stock-based compensation expense in selling, general and administrative expense of $16 and $84 for the three months ended September 30, 2005 and 2006, respectively. The Company recorded stock-based compensation expense in selling, general and administrative expense of $75 and $147 for the nine months ended September 30, 2005 and 2006, respectively.

Note 11—Commitments and Contingencies

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

Note 12—Operating Segment and Geographic Information

The Company operates its business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. The Company’s Consumer business segment licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Cinema business segment licenses technology and sells products and services to producers and distributors of feature length films and digital content, and to movie theaters and special venues. The Company’s Digital Images business segment provides enhancement, restoration and repair services for moving pictures captured on film or in digital form, television content, and other forms of image content.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Consumer business	$10,213	$9,514	$37,728	$39,776
Cinema business	5,742	4,768	15,676	15,095
Digital Images business	1,598	971	3,934	5,980
Total revenues	$17,553	$15,253	$57,338	$60,851

	Gross Profit
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Consumer business	$9,799	$9,129	$36,284	$38,630
Cinema business	3,089	2,372	7,497	7,175
Digital Images business	21	(570)	(580)	(452)
Total gross profit	$12,909	$10,931	$43,201	$45,353

	Income (Loss) From Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Consumer business	$3,282	$1,708	$17,929	$16,902
Cinema business	(742)	(2,730)	(3,365)	(6,476)
Digital Images business	(1,214)	(2,117)	(5,996)	(4,749)
Total income (loss) from operations	$1,326	$(3,139)	$8,568	$5,677

Included in the Cinema business segment’s loss for the three and nine months ended September 30, 2006 is the $396 of separation costs. Included in the Digital Images business segment’s loss for the nine months ended September 30, 2005 is the $2,300 charge related to in-process research and development.

	Revenues by Geographic Region
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
United States	$6,101	$4,336	$21,144	$17,265
International	11,452	10,917	36,194	43,586
Total revenues	$17,553	$15,253	$57,338	$60,851

The following table sets forth, for the periods indicated, long-lived tangible assets by geographic area in which the Company holds assets at December 31, 2005 and September 30, 2006:

	Long-Lived Assets
	As of December 31, 2005	As of September 30, 2006
United States	$5,859	$8,358
International	1,516	1,571
Total long-lived tangible assets	$7,375	$9,929

Note 13—Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the ESPP using the “treasury stock” method. Due to the net loss for the three months ended September 30, 2006, all potential common shares are excluded from the diluted shares outstanding for the three months ended September 30, 2006.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$1,194	$(898)	$6,566	$7,992
Denominator:
Weighted average common shares outstanding	17,411,461	17,653,865	17,275,515	17,565,963
Basic net income (loss) per common share	$0.07	$(0.05)	$0.38	$0.45
Diluted net income (loss) per common share:
Numerator:
Net income (loss)	$1,194	$(898)	$6,566	$7,992
Denominator:
Weighted average shares outstanding	17,411,461	17,653,865	17,275,515	17,565,963
Effect of dilutive securities:
Common stock options	908,720	—	897,136	748,375
Common stock warrants	22,005	—	21,682	16,978
Restricted stock	—	—	—	6,436
ESPP	—	—	—	4,926
Diluted shares outstanding	18,342,186	17,653,865	18,194,333	18,342,678
Diluted net income (loss) per common share	$0.07	$(0.05)	$0.36	$0.44

For the three months ended September 30, 2005 and 2006, 817,150 and 2,528,618 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2005 and 2006, 845,150 and 1,314,263 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 14—Stock Repurchase Plan

In August 2006, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of the Company’s common stock in the open market or in privately negotiated transactions. At September 30, 2006, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

Note 15—Subsequent Events

In November 2006, the Company announced that it intends to proceed with the separation of its Cinema and Digital Images businesses from its Consumer licensing business.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our industry, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed in or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and elsewhere in this Form 10-Q, and the other documents we file with the SEC, including our most recent reports on Form 8-K and Form 10-K. We cannot guarantee future results, levels of activity, performance, or achievements. We do not intend to update these forward-looking statements to reflect future events or circumstances.

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

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the motion picture and consumer electronics markets. With our January 2005 acquisition of Lowry Digital Images, Inc., now DTS Digital Images, Inc., or DTS DI, we have expanded our business into high quality digital image processing, enhancement and restoration services for motion pictures, digital cinema, and television content.

We intend to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business.  We believe this separation will enhance stockholder value and better position each business to serve its customer base, go-to-market more rapidly, and be more flexible in this dynamic environment.

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

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part our normal operations, we cannot predict the amount or timing of such revenues.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

New Strategic Initiatives

The trend in the motion picture industry and movie exhibition market toward digital delivery of entertainment content continues to gain momentum and we believe it presents a long-term opportunity for us to expand our cinema business. As part of our strategy to pursue opportunities in the digital cinema market, we signed an exclusive license agreement and an option agreement with Avica Technology Corporation, a provider of products and services for the digital cinema market. Under the exclusive license agreement we will acquire a worldwide, exclusive license (even as to Avica) to substantially all of Avica’s intellectual property in all fields of use other than with respect to military applications. Under the option agreement, we may elect, in our sole discretion, to acquire all or substantially all of the assets of Avica for a fixed purchase price. The closing under these agreements has not yet been consummated and remains subject to the satisfaction or our waiver of certain closing conditions. We believe Avica’s suite of digital cinema technologies, products and services will complement our existing cinema product offerings and will accelerate our entry into the digital cinema market.

Additionally, we intend to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. We believe this separation will enhance stockholder value and better position each business to serve its customer base, go-to-market more rapidly, and be more flexible in this dynamic environment.

Trends, Opportunities, and Challenges by Business Segment

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenue, representing 62% and 58% of total revenues for the quarters ended September 30, 2006 and 2005, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect growth rates in this area to decline from recent levels. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players beginning in late 2006, although licensing revenues to us based on sales of these high definition players will be minimal for the year. Because we have been selected as a mandatory technology for next generation players, our consumer revenue growth should more closely track the growth rate for sales of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in DVD player shipments. Further, we believe that expected mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. If we are removed from mandatory status in next generation high definition optical disc standards, it would cause revenue growth in our consumer business to be significantly lower than expected and would have a material adverse effect on our business.

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

Cinema Segment

Revenue from our cinema segment represented 31% and 33% of total revenues for the quarters ended September 30, 2006 and 2005, respectively. We expect our cinema audio hardware business to decline slightly throughout the remainder of 2006 from prior year levels, as the cinema exhibition community has begun to defer purchases of digital multi channel audio equipment as they evaluate the pace of progress in the emerging digital cinema market as discussed below. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the anticipated growth in this market.

A trend that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, followed by longer-term adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. In recent months, there has been increasing momentum in the digital cinema industry, as product and service vendors attempt to find a viable business model. We believe that these activities are primarily vendor-financed trials at this point, but represent an important and significant step in the transition. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, our current digital cinema offerings are limited and we may not be successful in developing or selling competitive product offerings. We believe that the addition of our Cinema Media Network and variable bit rate JPEG 2000 encoding tools, along with the services provided by our digital images business, and the pre-show and alternative content capabilities of our XD10 Cinema Media Player, combined with the addition of the products, technologies and know-how to be obtained under our exclusive license agreement with Avica, will enhance our ability to participate in the industry transition to high definition sound and images for digital cinema.

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

Digital Images Segment

Revenue from our digital images segment represented 6% and 9% of total revenues for the quarters ended September 30, 2006 and 2005, respectively. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. A relatively new application for our process is the correction of problems encountered with the use of digital cameras, enabling our involvement at the earliest stages of digital content development. We believe that we provide leading digital lab capabilities, including digital enhancement, restoration and other pre-compression services and that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. Revenues for our digital images segment totaled $1.0 million and $1.6 million for the quarter ended September 30, 2006 and 2005, respectively. To date, this business has enhanced and/or restored over 100 feature films, including such major DVD releases as Star Wars and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for the services performed by DTS DI.

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

Results of Operations

Revenues

Technology and Film Licensing

Technology and film licensing revenues for the three months ended September 30, 2006 decreased 7% to $11.7 million from $12.6 million for the three months ended September 30, 2005. The decrease in revenues from technology and film licensing was primarily attributable to a decrease in royalty recoveries of $1.2 million from intellectual property compliance and enforcement activities. We are experiencing strong growth in the personal computer and car audio systems markets, which posted quarter over quarter growth totals of 4% and 90%, respectively, during the third quarter of 2006 and are up 18% and 77%, respectively, for the year. However, we remain cautious in our outlook due to uncertainties surrounding the consumer electronics market. Overall, we continue to expect technology licensing revenues to grow modestly for 2006, based primarily on the expected continuation of growth in our decoder licensing program and from our license enforcement activities. Our film licensing revenues decreased 6% for the three months ended September 30, 2006 compared to the prior year period due primarily to the timing of major feature film releases. Film licensing is expected to remain relatively flat for the remainder of 2006.

Technology and film licensing revenues for the nine months ended September 30, 2006 increased 5% to $46.3 million from $43.9 million for the nine months ended September 30, 2005. The increase in revenues from technology and film licensing was primarily attributable to strong growth in the personal computer and car audio systems markets, as described above. Also, royalty recoveries increased $0.9 million over the prior year period from intellectual property compliance and enforcement activities. These activities, which include audits of shipments by certain of our licensees and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalty payments relating to prior periods.

Product Sales and Other

Product sales and other revenues decreased 29% to $3.5 million for the three months ended September 30, 2006 from $4.9 million for the three months ended September 30, 2005. This decrease was primarily attributable to deferred revenue of approximately $0.8 million being recognized during the third quarter of 2005 which was not recognized during the current quarter. Also, revenue from our Digital Images segment declined 39% for the three months ended September 30, 2006, to $1.0 million as a result of process improvements implemented in the prior quarter, which resulted in an acceleration of certain restoration projects into our second quarter and corresponding reduction of backlog for the third quarter. We expect product sales and other revenue to improve in the fourth quarter of 2006.

Product sales and other revenues increased 8% to $14.5 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2005. This increase was primarily attributable to growth in revenues generated by DTS DI, partially offset by a decrease in Cinema hardware sales resulting in part from the recognition of deferred revenue related to our arrangement with Cinecom during 2005.

Segment Sales

Revenues from our consumer business totaled $9.5 million for the three months ended September 30, 2006, a decrease of 7% from $10.2 million for the three months ended September 30, 2005. The decrease in revenues was primarily attributable to a decrease in royalty recoveries of $1.2 million from intellectual property compliance and enforcement activities. Cinema revenues totaled $4.8 million for the three months ended September 30, 2006, a decrease of 17% from $5.7 million for the three months ended September 30, 2005. The decrease in revenue was primarily due to a slowdown in U.S. hardware sales, as described above. Revenues from our digital images business totaled $1.0 million for the three months ended September 30, 2006, a significant decrease from revenues of $1.6 million for the three months ended September 30, 2005. The decrease in revenues was primarily due to the completion of a significant project in the prior year, coupled with ongoing improvements in our digital enhancement and restoration processes, which resulted in significant improvements in throughput during the prior quarter and the resultant reduction in backlog for the third quarter.

Revenues from our consumer business totaled $39.8 million for the nine months ended September 30, 2006, an increase of 5% from $37.7 million for the nine months ended September 30, 2005. The increase in revenues was driven primarily by an increase in royalty recoveries mentioned above as well as the overall growth in our personal computer and car audio markets. Cinema revenues totaled $15.1 million for the nine months ended September 30, 2006, a decrease of 4% from $15.7 million for the nine months ended September 30, 2005. The decrease in revenue was primarily due to a slowdown in Cinema hardware sales during 2006. Revenues from our digital images business totaled $6.0 million for the nine months ended September 30, 2006, a significant increase from revenues of $3.9 million for the nine months ended September 30, 2005. The increase in revenues was primarily due to the completion of certain significant projects, and ongoing improvements in our digital enhancement and restoration processes.

Gross Profit

Consolidated gross profit decreased to 72% of revenues for the three months ended September 30, 2006, from 74% for the three months ended September 30, 2005. Consolidated gross profit was 75% of revenues for the nine months ended September 30, 2006 and 2005. We expect consolidated gross margins in the 70% to 75% range for 2006 primarily as a result of the incorporation of DTS DI into our consolidated results of operations.

Technology and Film Licensing

Gross profit associated with technology and film licensing revenues was 91% of related revenues for the three months ended September 30, 2006 and 2005.

Gross profit associated with technology and film licensing revenues was 92% of related revenues for the nine months ended September 30, 2006 and 2005.

Product Sales and Other

Gross profit associated with product sales and other revenues decreased to 7% of related revenues for the three months ended September 30, 2006 from 30% in the prior year period primarily as a result of a slowdown in U.S. hardware sales and low revenues from our Digital Images business, as described above.

Gross profit associated with product sales and other revenues decreased to 18% of related revenues for the nine months ended September 30, 2006 from 21% in the prior year period primarily as a result of a slowdown in U.S. hardware sales, as described above.

Segment Gross Profit

Gross profit for our consumer business was 96% of related revenues for the three months ended September 30, 2006 and 2005. Our cinema business gross profit decreased to 50% of related revenues for the three months ended September 30, 2006 from 54% in the prior year period primarily due to a slowdown in U.S. hardware sales, as described above, and a less favorable mix of hardware sales and film licensing. Our digital images business gross profit was negative for the three months ended September 30, 2006 compared to 1% of related revenues in the prior year.

Gross profit for our consumer business increased slightly to 97% of related revenues for the nine months ended September 30, 2006 compared to 96% for the same period in 2005. Our cinema business gross profit was 48% of related revenues for the nine months ended September 30, 2006 and 2005. Our digital images business gross profit was negative for the nine months ended September 30, 2006 and 2005.

Selling, General and Administrative

Selling, general and administrative expenses increased 16% to $10.4 million for the three months ended September 30, 2006, compared to $9.0 million in the prior year period. The increase is primarily due to an increase in compensation expense of $1.4 million due to additional employees and the inclusion of $0.7 million in stock based compensation costs under SFAS No. 123(R).

Selling, general and administrative expenses increased 21% to $30.3 million for the nine months ended September 30, 2006, compared to $25.1 million in the prior year period. The increase is primarily due to an increase in compensation expense of $4.6 million due to additional employees and the inclusion of $2.1 million in stock based compensation costs under SFAS No. 123(R).

We expect selling, general and administrative expenses to increase due to our separation activities and to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities related to the launch of our DTS-HD initiative.

Research and Development

For the three months ended September 30, 2006, research and development expenses were $3.3 million, compared to $2.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, research and development expenses were $9.0 million, compared to $7.2 million for the nine months ended September 30, 2005. The increase for both periods is primarily due to increased labor costs associated with new product and technology initiatives, the optimization of our Coherent Acoustics technology, and the development of tools associated with next generation optical disc standards. In addition, SFAS No. 123(R) related compensation expenses totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

We expect to continue to increase our investment in applications engineering and research and development activities in future quarters to support the roll out of next generation optical disc standards and the continued optimization of our Coherent Acoustics technology.

In-Process Research and Development

In-process research and development of $2.3 million for the nine months ended September 30, 2005 relates to development projects that had not reached technological feasibility and were of no future alternative use and expensed upon consummation of the acquisition of DTS DI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-

process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Separation Costs

Separation costs for the three and nine months ended September 30, 2006 were $0.4 million. In August 2006, we announced that we intend to study the potential separation of the Cinema and Digital Images businesses from the Consumer business in order to better address rapidly evolving markets, meet the needs of customers and increase shareholder value. The separation costs consist primarily of legal and accounting expenses relating to the separation of our business. We will continue to incur these costs as we proceed with the separation of the business.

Interest Income, Net

Interest income, net, for the three and nine months ended September 30, 2006 increased due to the increase in interest rates in 2006 and higher average investment balances.

Income Taxes

For the three months ended September 30, 2006, we recorded an income tax benefit of $0.9 million on pre-tax loss of $1.7 million. For the three months ended September 30, 2005, we recorded an income tax provision of $0.9 million on pre-tax income of $2.1 million.

For the nine months ended September 30, 2006, we recorded an income tax provision of $1.4 million on pre-tax income of $9.4 million. This resulted in an annualized effective tax rate of 14.8%. During the second quarter of 2006, the Internal Revenue Service, or IRS, completed an examination of the federal income tax return filed by us for the year ended December 31, 2003. We achieved a favorable resolution with the IRS regarding the Extraterritorial Income Exclusion, or ETI, that resulted in a tax benefit of $1.7 million.  As a result of these items, the current income tax rate differs from the statutory rate. At September 30, 2006, our annualized effective tax rate was approximately 42.4%, which included approximately 5.0% for non-deductible costs related to the separation of the business. For the nine months ended September 30, 2005, we recorded an income tax provision of $3.9 million on pre-tax income of $10.5 million, representing an annualized effective tax rate of 37.4%. These rates differed from the statutory rates primarily due to state income taxes offset by benefits associated with the foreign rate differentials. We expect the effective tax rate for 2006 to be 17% to 19%. However, we expect future tax rates to more closely approximate the statutory rates.

Liquidity and Capital Resources

At September 30, 2006, we had cash, cash equivalents and short-term investments of $118.9 million, compared to $111.4 million at December 31, 2005.

Net cash provided by operating activities was $12.1 million for the nine months ended September 30, 2006, compared to $6.2 million for the nine months ended September 30, 2005. The primary source of operating cash flow for the nine months ended September 30, 2006 was net income of $8.0 million, adjusted for non-cash items including depreciation and amortization expense and stock-based compensation charges.

Net cash used in investing activities totaled $3.9 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2005. Cash used in investing activities for the nine months ended September 30, 2006 primarily consists of purchases of property and equipment of $4.9 million offset by net sales of investments of $2.6 million.

Net cash provided by financing activities totaled $1.9 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively, and consists of the exercise of stock options and related excess tax benefits and purchases of stock under our employee stock purchase plan. Prior to adoption of SFAS No. 123(R), excess tax benefits from exercise of stock options were shown as an operating cash inflow.

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $0.7 million. We expect that we will incur additional costs in the range of $2 million to $4 million over the next several years in connection with our ERP implementation. Through September 30, 2006, we incurred approximately $2.1 million, which has been capitalized to software.

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. At September 30, 2006, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

In August 2006, we announced that we were studying the potential separation of our business and in November 2006, we announced our intent to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. Through September 30, 2006, we incurred approximately $0.4 million in separation costs, consisting primarily of legal and accounting expenses relating to the separation of our business. The separation of our business may require us to allocate a significant portion of our cash to the Cinema and Digital Images business.

On August 8, 2006, we entered into an Exclusive License Agreement and an Option Agreement with Avica. The closing under these agreements has not yet been consummated and remains subject to the satisfaction or our waiver of certain closing conditions. Under the Exclusive License Agreement, Avica will grant to us an exclusive license to all or substantially all of Avica’s intellectual property and technology in all fields of use other than military applications. To acquire the exclusive license under the Exclusive License Agreement, we will be required to pay initial aggregate consideration of $5 million. Thereafter, we will be required to pay up to an additional $2.9 million to Avica in the event that we recognize revenues with respect to the sale of certain Avica products to third parties during the three-year period following the date of the Exclusive License Agreement. The term of Exclusive License Agreement will commence when we complete the license closing upon payment of the initial aggregate consideration of $5 million (the “License Closing”) and will last until three years following completion by Avica of certain clean-up conditions identified in the Exclusive License Agreement to our reasonable satisfaction. Under the Option Agreement, we will acquire the exclusive option to acquire the assets of Avica during the period beginning upon the License Closing and ending on the expiration or earlier termination of the license term. In the event that we exercise our exclusive option under the Option Agreement, we will be required to pay up to $1.5 million to Avica, which may be payable in cash or in restricted common stock pursuant to the terms set forth in the Option Agreement.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We plan to adopt SAB No. 108 during the fourth quarter of 2006. We are in the process of determining the effect, if any, the adoption of SAB No. 108 will have on our financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN No. 48 effective January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial statements.

In June 2006, the EITF issued EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We plan to adopt EITF Issue No. 06-3 effective January 1, 2007. Based on our current evaluation, we do not expect the adoption of EITF Issue No. 06-3 to have a significant impact on our consolidated results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) as discussed in Footnote 10, Stock-Based Compensation.

Prior to adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2006, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of September 30, 2006, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.2 million on our income before income taxes.

We derive in the range of half to three-quarters of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 8% of total revenues during the nine months ended September 30, 2006. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $10.0 million in the nine months ended September 30, 2006. Based upon the expenses for the nine months ended September 30, 2006, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $0.1 million on operating income.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2006, the positive impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was $0.1 million on retained earnings.

Item 4.                          Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006, except as follows:

•       We have added two new risk factors under the following headings:

•        “The separation of our businesses and/or any failure to successfully manage and complete an undertaken separation transaction could adversely affect our business and operating results.”

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

The separation of our businesses and/or any failure to successfully manage and complete an undertaken separation transaction could adversely affect our business and operating results.

In order to better address rapidly evolving markets, meet the needs of customers and increase shareholder value, we are proceeding with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. The separation process may be costly. We may during this separation process elect not to separate the business. This separation process may require significant time and attention from our management team, which could disrupt our day-to-day operations. In addition, implementing any transaction would involve a number of operational, legal and, possibly, regulatory steps. Furthermore, implementation could be costly, cause further disruption to our day-to-day operations, and result in the loss of customers and/or sales revenue, which could cause our business and operating results to suffer.

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

We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in emerging markets for multi-channel audio, including homes, cars, personal computers, and video games and consoles, will be based on the number, quality, and popularity of the audio DVDs, computer software programs, and video games released with DTS audio soundtracks. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we do not have contracts that require any of these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, audio DVDs, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks is not maintained, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

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

Our success depends, in part, upon the continued availability and contributions of our management team, particularly Jon Kirchner, our President and Chief Executive Officer and W. Paul Smith, our Senior Vice President, Research and Development. We also rely on the skills and talents of our engineering and technical personnel because of the complexity of our products and services. Several of our key engineers have been instrumental in the development of our technology. Important factors that could cause the loss of key personnel include:

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

The loss of key personnel or an inability to attract qualified personnel in a timely manner could slow our technology and product development and harm our ability to execute our business plan. We do not generally carry key-man life insurance on any of our employees, with the exception that we are the beneficiary of a $10 million key-man life insurance policy for John Lowry, who is Chief Technologist of our DTS Digital Images business.

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

We recently began to implement an enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including disruption to our normal accounting procedures and internal control over financial reporting and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively.

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

As of September 30, 2006, we had 17,812,733 shares of common stock outstanding. As a result of our relatively small public float, our common shares may be less liquid than the common shares of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

•       the costs associated with our expansion, if any; and

•       the separation of our business.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(b) On July 15, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 10, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering. As of September 30, 2006, we have approximately $40.5 million remaining from the proceeds of the offering.

(c) In August 2006, our Board of Directors approved the repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. We have not made any purchases under this program and did not repurchase any shares under the program during the quarter ended September 30, 2006. As of September 30, 2006, we had authority to repurchase up to one million shares under that program.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

On August 8, 2006, we entered into an Exclusive License Agreement and an Option Agreement with Avica. The closing under these agreements has not yet been consummated and remains subject to the satisfaction or our waiver of certain closing conditions. Under the Exclusive License Agreement, Avica will grant to us an exclusive license to all or substantially all of Avica’s intellectual property and technology in all fields of use other than military applications. To acquire the exclusive license under the Exclusive License Agreement, we will be required to pay initial aggregate consideration of $5 million. Thereafter, we will be required to pay up to an additional $2.9 million to Avica in the event that we recognize revenues with respect to the sale of certain Avica products to third parties during the three-year period following the date of the Exclusive License Agreement. The term of Exclusive License Agreement will commence when we complete the license closing upon payment of the initial aggregate consideration of $5 million (the “License Closing”) and will last until three years following completion by Avica of certain clean-up conditions identified in the Exclusive License Agreement to our reasonable satisfaction. Under the Option Agreement, we will acquire the exclusive option to acquire the assets of Avica during the period beginning upon the License Closing and ending on the expiration or earlier termination of the license term. In the event that we exercise our exclusive option under the Option Agreement, we will be required to pay up to $1.5 million to Avica, which may be payable in cash or in restricted common stock pursuant to the terms set forth in the Option Agreement.

Item 6.                          Exhibits

Exhibit Number	Exhibit Description
10.69	Exclusive License Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006†
10.70	Option Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006†
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
†

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, INC.

	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2006

	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2006