Form 10-K
period 2006-12-31
DTS, INC.
filed 2007-03-16
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

5171 Clareton Drive
Agoura Hills, California 91301
(Address, including zip code, of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (818) 706-3525

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2006 was approximately $342,166,375 (based upon the closing price for shares of the registrant’s Common Stock as reported by the Nasdaq National Market for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 13, 2007, 18,124,305 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 17, 2007.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2006
INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 1A and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

Item 1.                        Business

Company Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Multi-channel audio, commonly referred to as surround sound, allows listeners to hear discrete sounds simultaneously through more than two speakers. Our DTS digital multi-channel audio technology enables the delivery of compelling surround sound in theaters and in the home, and has been selected as a required technology in HD-DVD and Blu-ray Disc playback devices. Additionally, we provide image processing services to film studios to prepare and enhance film, television and DVD content for high quality presentation.

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

In 1996, we launched our consumer business, in which we license our technology to consumer electronics products manufacturers for inclusion in products such as audio/video receivers, DVD, HD-DVD and Blu-ray Disc players, personal computers, car audio products, video game consoles, and home theater systems. The consumer products market has since grown to become the largest segment of our business. To date, we have entered into licensing agreements with most of the world’s major consumer audio electronics manufacturers. We also license our technology to many major semiconductor manufacturers. Our technology, trademarks, and know-how have been incorporated in hundreds of millions of consumer electronics products worldwide.

We also provide products and services to film studios, production companies, and movie theaters to produce, release, distribute, and play back digital multi-channel film soundtracks, pre-show entertainment content, subtitles, captions and descriptive narration. We currently license our sound technology to all major film distributors in the United States. Most major feature films currently released in the United States include a DTS soundtrack. Our playback systems for DTS-formatted soundtracks have been installed in over 28,000 movie screens worldwide. Increasingly, we are focusing our efforts on providing products and services relating to digital content delivery, including digital cinema encoding and serving as a network integrator and operator to facilitate the delivery of pre-show advertising and motion picture content to theaters. We believe the motion picture industry has begun a wide-scale motion picture industry transition to digital content preparation, delivery and exhibition. In order to position ourselves to capitalize on this opportunity in January 2007 and beyond, we have reorganized our film licensing, cinema hardware and digital images activities into a single business, DTS Digital Cinema, which will focus on providing end-to-end solutions for digital cinema. To further this initiative, in November 2006, we entered into a worldwide exclusive license agreement with Avica Technology Corporation (“Avica”), to enable us to exploit its product line of software and hardware products for digital cinema applications.

On February 20, 2007, we further announced that our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007.

We develop, market, license and sell our proprietary technology, products and services for the following markets:

Consumer Markets:

•       Home theater and consumer electronics entertainment devices such as audio/video receivers, home-theater-in-a-box, DVD, HD-DVD and Blu-ray Disc players, car audio products, and personal computers.

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

•       Services supporting the operation, ingest, delivery and playback of digital content over digital content networks, digital cinema content.

•       Professional products and services for production of content for digital cinema that complies with the technical specifications issued by the Digital Cinema Initiative, LLC, or DCI.

•       Theater hardware, software, and management systems that facilitate the booking, preparation and delivery of advertising and digital motion picture content.

Digital Imaging Markets:

•       Digital image enhancement and restoration services for film and television content to enable high quality presentation in digital cinema, high definition optical media or broadcast applications.

•       Digital intermediate services for the motion picture industry.

•       Digital image services to repair and salvage damaged film and television content, or to correct problems in the production process occurring as a result of errors or anomalies that may occur during filming or digital acquisition of content.

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

Digital multi-channel audio is now an industry standard audio format for feature films. Today, all of the major film studios in the United States, and an increasing number of international film studios, release their feature films with digital multi-channel soundtracks. In 2006, 182 major feature films were released in the United States with a DTS digital multi-channel soundtrack with 871 films, including foreign films and dubbed language versions of films with DTS soundtracks being released worldwide.

Screen Digest Global Media Intelligence, in its December 2006 Cinema Intelligence report, estimates that in 2006 there were more than 148,000 movie theater screens worldwide, and that in 2006 there were approximately 43,000 screens in North America. Screen Digest Global Media Intelligence estimates that in 2006, there were approximately 82,750 digital sound screens worldwide. As film studios have increasingly released films with digital multi-channel soundtracks, many movie theaters have purchased and installed digital multi-channel playback systems and cinema processor equipment for both newly constructed and retrofitted movie theaters. A number of other venues also utilize digital multi-channel playback systems and cinema processor equipment to enhance the entertainment experience. These venues include large-screen format theaters, amusement parks, national parks, and museums.

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

According to the Digital Entertainment Group, or DEG, website at dvdinformation.com, it is estimated that, as of December 31, 2006, over 80% of U.S. households own one or more DVD-Video players. They further estimate that approximately 55% of DVD owners now have more than one player.

Home theater systems generally consist of a display, a DVD-Video player, a digital multi-channel audio/video receiver, five speakers, and a subwoofer. Home-theater-in-a-box systems containing all of these elements, but the display, are increasingly offered to consumers as an all-in-one home theater package for ease of use and installation.

High Definition Displays have been an important driver in the proliferation of home theater systems. Jupiter Research estimates that 31% of U.S. households, or 35 million homes, had an HDTV as of the end of 2006. HDTV penetration is expected to reach over 70% of U.S. households by 2010.

Currently, CEA estimates that 36% of U.S. households (40 million households) own some configuration of a home theater system. High quality sound is viewed by consumers as an important feature of a home theater system. According to a CEA Home Theater Opportunity research report, a significant percentage of online consumers rate sound (80%) and video quality (84%) as important or very important aspects of a home theater system and 83% said that both are equally important factors.

Development of Robust New Markets for Digital Multi-Channel Sound

Digital multi-channel sound is extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Content providers in the film, music and video game markets have recognized that a substantial market opportunity exists for digital multi-channel entertainment content. For example, Nielsen SoundScan estimates that DVD music video sales have grown in unit sales from over 10 million units in 2002 to 24 million units in 2006, a 22% compounded annual growth rate. The DVD Release Report for 2006 estimated that DVD music releases accounted for 14% of total DVD releases with over 8,700 titles released.

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

The digital satellite and cable broadcast markets may represent significant opportunities for digital multi-channel audio. ABI Research, in its Q4 2006 quarterly marketing briefing, estimates that digital satellite or digital cable was installed in approximately 59% of U.S. households at the end of 2006, projected to grow to 74% by the end of 2010, and in approximately 36% of Western European households at the end of 2006, projected to grow to 52% by the end of 2010. We believe a significant market opportunity may exist in all sectors of this market including broadcast hardware, high definition set-top boxes, and televisions.

Looking forward, we expect that next generation formats will drive home entertainment growth in the form of high definition DVD players, game consoles and blue laser DVD-ROM Drives for personal computers. We believe that multi-channel audio will play a critical role in expanding this high definition experience.

According to the DEG, and NPD Group, in the United States, over 750,000 set-top box and game consoles were sold in 2006. The CEA estimates nearly 1 million high definition DVD set-top box units will be shipped in 2007. International Data Corporation, or IDC, estimates that through the end of 2006 over 5 million game consoles were shipped in the United States, projected to grow to a total of 12 million by the end of 2010.

Markets for Other Digital Technologies in the Motion Picture and Television Industries

Motion picture exhibitors continue to seek new sources of revenue, independent of feature films. As a result, there is growing demand for products and services that facilitate the creation, distribution, control, and playback of digital pre-show advertising and alternative content. Pre-show and alternative content presentation can represent a sizable revenue opportunity for exhibitors who have historically been financially challenged by the high cost of modern theater construction and the limited revenue sources available from theater operation. Screen Digest estimates that pre-show advertisements today account for over 80 percent of theater advertising, which they indicate has shown double-digit growth for the past three years. Screen Digest estimates that revenues from pre-show advertising in North America increased in 2006 to over $600 million.

In response to the growth in sales of high definition displays in homes and the move toward digital cinema presentation, many film and television content owners are seeking to prepare their assets for presentation in high definition. Due to significant resolution differences between the standard and high definition formats, standard definition content often displays poorly when shown on a high definition device. To look compelling, content often must be prepared and enhanced to be appropriate for use in high definition optical media, broadcast, or digital cinema applications. Accordingly, we believe there is a growing market for digital image enhancement and restoration services in the motion picture, television, and home theater markets.

The DTS Solution

Our proprietary DTS digital audio system provides moviegoers with a high-quality, digital multi-channel audio experience. Film studios and production companies use our technology and services to encode the soundtracks of their films using our proprietary digital multi-channel sound format. Theater owners purchase and use our products to playback DTS encoded soundtracks through six or more discrete speakers.

Our competitors imprint their proprietary digital multi-channel audio data directly onto the film. This can result in audio degradation or failure from repetitive use or handling. By contrast, we use a dual-medium system whereby we store audio information on CD-ROM discs, which are synchronized to the motion picture film by the use of our proprietary timecode. The timecode is printed on the film, which enables the correlation of single or multiple events, such as audio, light, or motion, to an individual frame of film. By placing audio data on optical media or hard discs rather than directly on film, we provide reliable high-quality playback that is not subject to film wear or subsequent audio degradation. Our system enables theater operators to easily change audio tracks or languages without changing film prints—a process that can take several hours. The use of DTS audio delivered from discs also allows much more data capacity, and consequently higher audio quality, than data-on-film systems.

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

During 2005, DCI, a consortium of major Hollywood Studios, completed and issued its technical specifications for digital cinema. The specification outlines minimum requirements for distribution and playback of digital motion pictures encoded using JPEG2000 compression technology. We subsequently introduced a DCI-compliant JPEG2000 Variable Bit Rate encoder to meet this need. Our DTS Digital Cinema Encoder™ provides highly efficient, master quality encodes by optimizing bit-allocation according to user-defined parameters.

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

We strive to evolve and develop our technology on an ongoing basis. For example, to offer an enhanced experience for existing and new stereo content, we have developed our Neo:6 matrix technology. This technology provides simulated multi-channel playback from stereo content and has been incorporated into home theater, home audio, car electronics, and our movie theater products. More recently, we introduced DTS-HD Master Audio, which extends our technology offerings for the next-generation optical media formats known as HD-DVD and Blu-ray Disc in two ways. First, our lossless coding extension delivers audio which is bit-for-bit identical to the original master content. Secondly, DTS-HD Master Audio includes a low bit rate mode that extends our technology for use in applications where bandwidth and data capacity is much lower than in optical media, such as broadcast and portable devices. Although DTS-HD will be first introduced in HD-DVD and Blu-ray Disc players and home theater systems, these new technologies have application in a wide variety of consumer electronic devices and applications.

In 2005, we entered the image enhancement, restoration and repair market through the acquisition of Lowry Digital Images, a leader in digital image processing. In this division, which is now known as DTS Digital Images, or DTS DI, we apply sophisticated image evaluation and processing algorithms in the digital domain to restore, enhance and repair motion picture and television content for the professional and home entertainment markets. DTS DI processing is used by content owners to restore older content for release on DVD-Video and to repair content damaged in processing or problems encountered during production. Examples of the motion pictures that we have repaired or restored include a number of classic animated features, the original Star Wars trilogy, the Bond series and the Indiana Jones series. In addition, our techniques are increasingly being used to prepare content of all types for distribution in the HD-DVD or Blu-ray Disc formats or high definition theatrical release. DTS DI processing technologies can also be applied to correct or repair a multitude of photographic flaws that can result from the production and processing of film and digital image content. These include the correction of out-of-focus sequences due to camera problems and removing scratches or other flaws caused by incorrect processing.

Products and Services

We segment our business into consumer markets, cinema markets and digital images markets. The combination of our cinema and digital images markets creates our new DTS Digital Cinema business. Financial and geographic information for each of our business segments for each of the last three years is included in Footnote 20 to the consolidated financial statements, “Operating Segment and Geographic Information.”

Consumer Markets

In our consumer business segment, we provide technology that enables digital multi-channel surround sound for home theater, home audio, car audio, personal computer, and other emerging segments of the consumer markets. Our Coherent Acoustics technology was designed for the consumer electronics market. This proprietary technology enables delivery of multiple channels of discrete digital audio, but typically is used to provide from two to eight channels. Coherent Acoustics enables consumers to experience high-quality surround sound in their homes, cars, and many other listening environments.

We license our Coherent Acoustics technology to consumer electronics product manufacturers primarily through a two step process. First, we license our software developer kits to semiconductor manufacturers who typically embed our decoding software into their digital signal processor chips. In turn, these semiconductor manufacturers sell DTS-enabled chips only to hardware manufacturers who have entered into consumer manufacturer licenses with us. As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. Additionally, our business model provides for us to receive a per-unit royalty for hardware products manufactured containing our decoding technology.

Consumer electronics product manufacturers can also design their products to support the passing of a DTS bitstream to another device, such as an audio/video receiver, that contains a DTS decoder. We refer to this pass-through capability as DTS Digital Out. Only devices equipped with a Coherent Acoustics decoder can play back digital multi-channel audio encoded in our format. Similar to our licensing program for decoding technology, our DTS Digital Out trademark licensees typically pay us fees for access to our developer kits and for our certification of their products. Our business model provides that we receive per-unit royalties for products manufactured containing our trademark.

DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, home-theater-in-a-box systems and some DVD players. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio systems, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. Importantly, Coherent Acoustics was selected as a mandatory audio format in both the HD-DVD and Blu-ray Disc optical media formats. As a result, DTS decoding technology will be utilized in at least two-channel form in any consumer product that incorporates either a Blu-ray or HD-DVD disc drive. Our decoders have been embedded in nearly one hundred million audio/video devices.

As we enter new product categories, we fine-tune our business model to meet the specific needs of the relevant industry. In 2005, we launched the DTS-Connect program for the use of our technology in personal computers. DTS-Connect features a real-time DTS encoder and a version of our Neo:6 matrix technology tuned especially for personal computers, which we call Neo:PC. This technology suite not only allows the personal computer user to take advantage of the playback capabilities of nearly one hundred million DTS decoders by encoding audio resident on or streamed to the user’s computer, but also provides a multi-channel playback experience from stereo or mono content. In this business model, integrated circuit manufacturers pay us fixed per unit royalties for each DTS-enabled chipset shipped to a DTS licensed personal computer motherboard manufacturer. Each licensed personal computer motherboard manufacturer reports to us the number of units purchased and manufactured each quarter.

We also market products and services for the creation of digital multi-channel audio content and we produce digital multi-channel audio content primarily for promotional purposes. We sell professional audio encoding products to professional audio equipment dealers. We license our encoding technology to professional and professional/consumer product manufacturers who in turn sell the products to content owners and post-production facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks. These content owners include home video producers and distributors, individual music artists, and music labels.

Home Theater

We have historically derived the majority of our consumer market revenue from licensing our technology for incorporation into home theater products. These products include:

•       Audio and Audio/Video Receivers.   Embedded DTS decoders enable these products to decode digital multi-channel audio.

•       DVD-Video Players.   Incorporation of DTS Digital Out capabilities enables these devices to pass-through DTS encoded audio content. In addition, some DVD players contain DTS decoding capability.

•       HD-DVD and Blu-ray Disc Players.   Embedded DTS decoders typically enable these products to decode two channels of digital audio and to pass a multi-channel bit stream through the player to an external device such as an audio/video receiver.

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

New and Emerging Segments of the Consumer Market

The high quality and flexibility of our Coherent Acoustics algorithm provides for a variety of alternative applications. We are expanding into new and emerging markets for consumer electronics and entertainment products that incorporate high-quality digital multi-channel audio, including:

•       Home Audio Systems.   These are centralized home-based entertainment systems and servers that deliver entertainment content to various playback devices throughout the home.

•       Car Audio Systems.   Currently, many major after-market car audio manufacturers sell products that include our digital multi-channel audio technology. In addition, an increasing number of automobile manufacturers have introduced factory-installed digital multi-channel audio systems as either standard or optional equipment for a number of their new models. A DTS digital multi-channel sound system is available on certain Acura, Lexus, Infiniti, Mercedes, Land Rover, BMW, Cadillac, Toyota, Nissan, Honda and Mazda models. We anticipate growth in this market to continue as these and other manufacturers release vehicles that incorporate our technology.

•       Personal Computers.   We have licensed our technology for incorporation into both hardware and software products for the personal computer. In the hardware market, we have licensed our decoding technology to a number of hardware peripherals manufacturers who incorporate our technology into sound cards and speaker systems. In the software market, we have licensed our decoding technology to most of the leading software-based DVD player providers, including Cyberlink Corporation and Intervideo Inc. Additionally, we expect that Nero AG, and ArcSoft, Inc. will incorporate our technology into certain of their products. With the mandatory inclusion of our technology in the Blu-ray Disc and HD-DVD specifications, we expect an increased number of companies to introduce additional DTS-enabled software products in the personal computer space.

•       Video Games and Consoles.   We license our technology for inclusion into gaming hardware and software applications. We believe that the addition of interactive digital multi-channel audio in video games enables a level of realism not provided by conventional audio systems and represents a significant enhancement to the quality of the gaming experience. In the video game hardware market, Sony Corporation’s PlayStation 2 supports our interactive digital multi-channel sound technology when connected to a DTS-capable audio/video receiver. In the game software market, we have entered into licensing relationships with several major game publishers, including Activision, Inc., Atari, Inc., and Electronic Arts, Inc., to incorporate our digital multi-channel encoding technology into their PlayStation 2 games. Importantly, with the release of Sony’s PlayStation 3, DTS decoding technology is now included in each hardware unit, allowing the capability to decode 5.1 channels of digital audio within the player or the pass-through of a multi-channel stream to an external decoder. Similarly, Microsoft’s X-Box 360 now offers an external HD-DVD drive accessory which supports DTS 5.1 decoding capability.

•       Portable Electronics Devices.   Our technology is incorporated into some portable electronics devices, such as portable DVD players. We intend to aggressively pursue incorporation of our technology, including our new low bit rate technology, into other portable electronics devices such as flash memory players and portable disc players which enable stereo and simulated multi-channel playback via headphones.

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

To date, we have licensed our trademarks and decoding technology for incorporation into television set-top boxes. Additionally, we continue to seek partnerships and strategic alliances to move consumer entertainment forward. In 2005, we entered into a Memorandum of Understanding with Coding Technologies to develop a broadcast solution that provides Coding Technologies, through a Coherent Acoustics real-time DTS encoder, access to our installed base of home theater decoders. Coding Technologies is a leading provider of open standard codecs and is possibly best known for its spectral enhancement which forms the “plus” in aacPlus. In January 2007, Euro 1080, a European high definition media company, entered into an agreement with us to become the first broadcaster to deploy the combined Coding Technologies and DTS solution.

New Technologies for Existing and Emerging Consumer Markets

We continue to evolve and develop our technology for the consumer market. Our Neo:6 matrix technology provides simulated multi-channel play back from stereo, or two-channel, content. This technology increasingly is being incorporated into home theater systems, home audio systems, and car audio systems. Our DTS-HD offering extends our Coherent Acoustics technology to full bit-for-bit accurate lossless performance for applications where the highest quality is required, and adds DTS-HD low bit rate technology for applications such as broadcast, portable and other devices where significant data size and bandwidth limitations exist. These additional technologies provide us with new revenue opportunities from existing and new customers. With DTS-HD, we believe we are uniquely positioned for the future evolution of high quality surround sound audio in the home. While DTS-HD is generally limited to 7.1 channels of audio in both the Blu-ray Disc and HD-DVD specifications, the DTS-HD technology can support more than 2,000 channels at 32-bit data. Current systems are typically limited to 24-bit data.

We continue to develop the synergies between the various market segments in which we operate, such as the incorporation of our Coherent Acoustics technology into our cinema products, to provide higher quality audio delivery for alternative content presentation in the cinema market.

Audio Content

To support the adoption of our technology, we sell, license, and provide professional audio products and services for encoding and decoding digital multi-channel content in our format. In addition, for promotional purposes we also produce, market, and sell a limited number of music titles in our digital multi-channel format.

Professional Audio Products and Services.   We sell, license, and provide a variety of professional audio products and services for content creators. The ultimate customers for these products are recording artists, music labels, and post-production facilities. Over the past two years, we have developed and launched a new set of professional audio products to support the launch of DTS-HD. Additionally, we worked with partners to integrate DTS-HD encoding functionality into a broad array of next generation HD-DVD and Blu-ray Disc authoring systems. The following table lists the professional audio products and services that we currently provide:

Product or Service	Description
DTS-HD Master Audio Suite	Mac and PC software suite for encoding, monitoring and editing DTS-HD and standard definition digital audio.
DTS Surround Audio Suite	Mac and PC software suite for encoding, monitoring and editing DTS Digital Surround standard definition digital audio.
DTS Software Licensing Objects	DTS encode and decode software for integration into third party professional software products.
DTS Encoding Service	Content providers create a digital multi-channel master audio mix and provide it to us for encoding.

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

Systems for Digital Video Preparation, Delivery and Exhibition.   Through our exclusive licensing deal with Avica and initiatives to enhance our ability in the digital cinema arena, we also offer our customers a range of technology, products and services for the preparation, delivery and exhibition of digital cinema content. The Avica FilmStore Platform includes the FilmStore Digital Cinema Player, the FilmStore Central Multiplex Content Manager and the FilmStore Director Theater Management System. The FilmStore Digital Cinema Player supports both single screen and multiplex exhibition and provides simple start, stop, play and status, sophisticated content protection and 4K capability. The FilmStore Central Multiplex Content Manager provides a link to an external network and provides secure movie storage, advanced rights management and centralized show control. The FilmStore Director Theater Management System provides a management system interface enabling local or remote access to control a multiplex and security management for content and users. The Avica StillStore captures and stores high quality, uncompressed still images with functionality that includes up- and down-conversions on-the-fly, networking, Internet export of stills, and machine control interface for industry standard color. The Avica MotionStore captures motion or still images as high definition digital data which can then be instantly recalled for playback or converted for export to a wide variety of formats.

The chart below lists some products that we sell or plan to sell to movie theaters and special venues:

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
Avica FilmStore™ Central

Hardware and software used in digital cinema multiplex installations to provide centralized, secure receipt, storage, management/scheduling and distribution of digital cinema and other related digital content to individual screens within a multiplex.

Avica FilmStore™ Director	Software designed for use by theater managers to control all of the digital cinema players and a central management system within a theater complex.
Digital Signage Products

As part of the deployment of digital cinema and advertising systems within theater complexes, we plan to also integrate digital playback devices to manage playback of advertising and other promotional content in theater lobbies.

Digital Booking System™ (DBS)

Digital Booking System™, or DBS, is a web-based application that enables the booking and scheduling of digital content for theatrical exhibition. Our DBS service enables distributors and exhibitors to communicate through the Internet to accelerate the process of booking content, scheduling show times, programming trailers, tracking attendance data and facilitating film rental payment.

Image Enhancement, Restoration and Repair Services

In our Digital Images division, we provide enhancement, restoration and repair services for motion pictures captured in analog or digital form. Our services enable current or archived film or television content to be enhanced, restored or repaired to enable high quality, high definition presentation in high definition optical media, broadcast, or digital cinema applications. In addition, we believe that DTS DI is uniquely suited for correcting or repairing a multitude of photographic challenges encountered in the production and processing of film and digital image content. These issues range from the correction of out-of-focus sequences due to camera problems to removing scratches or other flaws caused by incorrect processing.

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

Intellectual Property

We have a substantial base of intellectual property assets covering patents, trademarks, copyrights, and trade secrets. We have 31 individual patent families resulting in more than 135 individual patents and more than 82 patent applications throughout the world. We have more than 112 trademarks and more than 42 trademark applications pending worldwide with additional marks in the pre-application phase. We also have a number of federally registered copyrights and maintain a sizeable library of copyrighted software and other technical materials as well as numerous trade secrets. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial centers of the world.

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

We generally license our technology on our standard terms through a two-tiered structure: first to integrated circuit semiconductor manufacturers and then to consumer electronics product manufacturers. We generally license on a non-exclusive, worldwide basis. Our business model provides for hardware manufacturers to pay us a license fee for each unit they produce that contains our technology or trademarks. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are required to use the appropriate DTS trademark on the products they manufacture.

In our consumer business, we have 67 patents issued and 72 patents pending worldwide spanning the entire spectrum of our technology including the encoding and decoding process, the structure of the DTS audio stream, and media containing DTS encoded material. In addition, we have a number of patents and applications covering extensions of our core technology architecture as well as unique implementation approaches for various product applications.

In the cinema market, we have 47 patents issued and nine patents pending worldwide covering our cinema system, the DTS time code, and our subtitling method. These patents cover the technology that is utilized in our various cinema products as well as our film license rights. We also have 21 patents and one patent application that span both the consumer products and cinema sectors of our business. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product.

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

We have a significant amount of copyright protected materials including software, textual materials, and master audio materials used to produce our DTS Entertainment (“DTSE”) products. A number of these products have been federally registered.

Customers

Consumer Markets

Consumer Electronics Products Manufacturers

We have licensed our Coherent Acoustics technology or our trademarks to approximately 300 consumer electronics products manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronic products worldwide. The following list sets forth some of the consumer electronics product manufacturers that have licensed our technology.

Audio & Audio/Video Receivers		DVD Players
Koninklijke Philips Electronics N.V.	Samsung Electronics Co., Ltd.	Funai Electric Co., Ltd.	Samsung Electronics Co., Ltd.
LG Electronics, Inc.	Sony Corporation	LG Electronics, Inc.	Sony Corporation
Onkyo Corporation	Yamaha Corporation	Pioneer Corporation	Thomson Multimedia
Pioneer Corporation			Audio Hong Kong, Ltd.

Car Audio Systems
Alpine Electronics, Inc. Fujitsu Ten Co., Ltd.	Harman International Industries, Inc.	Kenwood Corporation Matsushita Electric	Pioneer Corporation Toshiba Alpine
	Hyundai Autonet Co., Ltd	Industrial Co., Ltd.	Automotive Technology Corporation

Personal Computer
Asustek Computer, Inc.	Cyberlink Corporation	Intervideo, Inc.	Realtek Semiconductor, Inc.
Creative Technology Ltd.

Semiconductor Manufacturers

We have licensed to approximately 50 semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees. Our major semiconductor-manufacturing customers include the following:

Analog Devices Broadcom Corporation	Fujitsu Limited LSI Logic Recorder Corporation	MediaTek, Inc. Sigma Designs, Inc.
Cirrus Logic, Inc. Freescale Semiconductor, Inc.	Matsushita Electrical Industrial Co., Ltd.	Texas Instruments, Inc. Yamaha Corporation

Content Providers

We have also provided our Coherent Acoustics technology to many of the leading home video and music content providers including DreamWorks Home Entertainment, New Line Home Entertainment, Inc., and Warner Bros. Records, Inc. To date, thousands of DVD titles have been produced with DTS digital multi-channel audio tracks.

Cinema Markets

The major film studios in the United States are all customers of ours. These studios, which released most of their major feature films in the DTS format in 2006, are listed below.

20th Century Fox	Paramount Pictures	Universal Pictures
Buena Vista Pictures	MGM Pictures/Sony/Columbia	Warner Bros. Pictures
DreamWorks SKG	New Line Cinema Corp.

In addition, we sell our playback equipment to movie theaters, including the following:

Carmike Cinemas	Odeon Limited	Regal Entertainment
Cinemark	Rave Motion Pictures

Digital Images Markets

Our Digital Images division’s customers primarily include major film and television distributors, including:

Disney Worldwide Services	Paramount Pictures / CBS Television	20th Century Fox
LucasFilm	Sony / MGM Pictures	Warner Bros Television

Sales, Marketing, and Support

Consumer Products

We have a licensing team that markets our technology directly to large consumer electronic products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Hong Kong, Japan, Northern Ireland, and Taiwan. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers we can enhance our sales and business development efforts.

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

Research and Development

We have a group of 72 engineers and scientists, including seven PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facilities in Bangor, Northern Ireland; Vancouver, Canada; and Burbank, California.

Our research and development expenses totaled approximately $6.1 million during 2004, $9.9 million during 2005, and $12.3 million during 2006. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

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

In the consumer products area, we are members of the DVD Forum and Blu-ray Disc Association. In both organizations we are specifically involved in several working groups and expert groups, and have obtained mandatory status in both the HD-DVD and Blu-ray Disc formats. For DVD-Video, we have obtained optional status for our Coherent Acoustics technology. Through our participation in standards setting, we have expanded the supported specification of our codec, increasing the audio quality and number of channels. Our technology has been accepted as an optional format in the DVD-Audio Recordable specification and we are currently involved in the working groups for Interactive DVD and DVD recording specifications for both audio and high definition video.

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

Competition

We face intense competition in each of our markets and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. Except with respect to image enhancement and restoration, we compete with Dolby in nearly all of our markets and product categories.

Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby’s long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

In addition to Dolby, we also compete in specific product markets with Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Meridian Audio Limited, Microsoft Corporation, Smart Devices, Inc., Sony Corporation, Thomson, Ultra Stereo Labs, Inc., and various consumer electronics products manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

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

We have been successful in penetrating the consumer, cinema, and digital images markets and building and maintaining market share. Most major feature-film releases in the United States are encoded in our format, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how, and many of the most valuable film properties in the world have been restored using our process. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

We believe there are significant barriers to entry in our key markets. In the film-based cinema market, there are three well-established formats—DTS, Dolby, and Sony—and we believe it would be very difficult for a new entrant to penetrate the market. Key barriers to entry include physical limitations on the film, intellectual property coverage, and the reluctance of the film studios to pay additional license fees and theater operators to purchase additional playback equipment. In the consumer electronics products market, the standards relating to DVD-Video are well established and support a limited number of technologies including DTS Coherent Acoustics. In the digital images market, we believe that we have a significant lead in automating the enhancement and restoration of television and motion picture images through the use of sophisticated proprietary software algorithms.

Recent Developments

On February 20, 2007, we announced that our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007. The DTS Digital Cinema business will focus on the emerging and potentially large market for digital cinema products and services. Beginning in the first quarter of 2007, we expect to report financial results related to our DTS Digital Cinema business as “discontinued operations.”

On January 30, 2007 we announced an agreement with Digital Cinema Ltd., or DCL, to install and manage a trial deployment of 25 digital cinema systems in Ireland. We believe this was an important milestone for our DTS Digital Cinema business as it enabled us to showcase our many strengths—the breadth of our capabilities, the depth of our knowledge of the cinema environment, and our ability to respond to customer needs.

Employees

As of December 31, 2006, we had 325 employees, which includes 72 employees in engineering, technical services, and research and development, 62 employees in production and operations, 99 employees in sales, marketing, service, and support, 40 employees in accounting and information technology, and 52 employees in senior management and administration. Of the 325 total employees, 239 work in the United States and 86 work in our various international locations, including 59 in the United Kingdom. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are satisfactory. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, information technology and administration organizations.

Website Access to SEC Filings

We maintain an Internet website at www.dts.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

Item 1A.                Risk Factors

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

The sale of our DTS Digital Cinema business or any failure to successfully manage and complete an undertaken sales transaction could adversely affect our business and operating results.

In order to better address rapidly evolving markets, meet the needs of customers and increase stockholder value, we are proceeding with the sale of our DTS Digital Cinema business. The sales process may be costly. The sale might not be accomplished by the end of 2007 or at all. The sales process requires significant time and attention from our management, finance, accounting and legal teams, which could disrupt our day-to-day operations and shift the allocation of these resources away from matters related to our core business. In addition, implementing any transaction would involve a number of operational, legal and, possibly, regulatory steps. Implementation could be costly, cause further disruption to our day-to-day operations, and result in the loss of customers and/or sales revenue, which could cause our business and operating results to suffer. Furthermore, implementation of a sale is a complicated process and there is a risk that we may not be successful in the execution of our sales strategy, which could cause our business to suffer and our stock price to decline.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

Establishing, maintaining and strengthening our “DTS” brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the entertainment industry and the consumer electronics products industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and manage brand transition in connection with the process of selling the DTS Digital Cinema business, which we may not do successfully.

We may not be able to evolve our technology, products, and services or develop new technology, products, and services that are acceptable to our customers or the changing market.

The market for our technology, products, and services is characterized by:

•       rapid technological change;

•       new and improved product introductions;

•       changing customer demands;

•       evolving industry standards; and

•       product obsolescence.

Our future success depends on our ability to enhance our existing technology, products, and services and to develop acceptable new technology, products, and services on a timely basis. The development of enhanced and new technology, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market, or support new or enhanced technology, products, or services on a timely basis, if at all. Furthermore, our new technology, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. For example, we may not be able to effectively address concerns in the film and music industries relating to piracy in our current or future products. Any failure to respond to these changes or concerns would likely prevent our technology, products, and services from gaining market acceptance or maintaining market share and could lead to our technology, products and services becoming obsolete.

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

•       our pending patent applications may not issue, or if issued, may not provide meaningful protection for related products or proprietary rights;

•       we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants, and advisors;

•       we may not be able to practice our trade secrets as a result of patent protection afforded a third-party for such product, technique or process;

•       the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

•       our competitors may produce competitive products or services that do not unlawfully infringe upon our intellectual property rights;

•       efforts to identify and prosecute unauthorized uses of our technology are time consuming, expensive, and divert resources from the operation of our business; and

•       we may be unable to successfully identify or prosecute unauthorized uses of our technology.

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

We face intense competition. Many of our competitors have greater brand recognition and resources than we do.

The digital audio, digital imaging, consumer electronics, cinema and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering:

•       digital audio technology incorporated into consumer electronics products and entertainment mediums, including Coding Technologies, Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Meridian Audio Limited, Microsoft Corporation, Sony Corporation, and Thomson;

•       products for cinema markets, such as Smart Devices, Inc., Ultra Stereo Labs, Inc., Eastman Kodak Company, Screenvision Cinema Network LLC, National CineMedia LLC, Doremi Labs, Inc. and Unique Digital Ltd.;

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

•       more technicians and engineers; and

•       greater technical support.

As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did and has a larger base of installed movie theaters for its cinema playback equipment. Its technology has been incorporated in significantly more DVD-Video films than our technology. It has also achieved mandatory standard status in product categories that we have not, including DVD-Video and DVD-Audio Recordable, for its stereo technology and terrestrial digital television broadcasts in the United States. It also currently has more depth in digital cinema. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers and in selling products and services designed for use in the digital cinema space.

Sony Corporation is both a competitor and a significant customer in most of our markets. If Sony decides to eliminate the use of our technology in its products or to compete with us more aggressively in our markets, the revenues that we derive from Sony would be lower than expected.

We do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theater systems level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our business will be adversely affected.

Growth in our business over the past several years is due in large part to the rapid growth in sales of DVD players and home theater systems incorporating our technologies. As the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. There are currently two potential, incompatible formats for high-definition optical disc format, and consumers may not react favorably to having to make a choice between formats. There is also the risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow uptake by consumers of these new formats, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with traditional DVD players and home theater systems. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects will be adversely affected.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in certain of their product offerings.

We are dependent on our customers and licensees—including consumer electronics products manufacturers, semiconductor manufacturers, movie theaters, producers and distributors of content for music, films, videos, and games and builders and integrators of digital cinema networks—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies other than builders and integrators of digital cinema networks, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

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

The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby’s multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

The market for consumer video products is also intensely competitive and price sensitive. Retail prices for consumer video products have experienced price pressure and we expect this price pressure to continue for the foreseeable future. Declining retail prices for such video products could create downward pressure on the fees we charge our customers for the image processing, enhancement and restoration services we provide. If the motion picture studios, content owners, producers or distributors were to believe that the existing image quality is satisfactory or that the pricing for our services is too high, they could decide to not use our services altogether.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits, or ICs, for sale to our consumer electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers’ decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

We rely on the accuracy of our customers’ manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

A significant percentage of our revenues are generated from our consumer electronics products manufacturer customers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

Because we expect our operating expenses to increase in the future, we may not be able to sustain or increase our profitability.

Although we have been in business since 1990, we have only achieved annual profitability since fiscal 2001. We expect our operating expenses to increase as we, among other things:

•       expand our domestic and international sales and marketing activities;

•       develop and roll out our digital cinema products and services;

•       proceed with the sale of our DTS Digital Cinema business;

•       restructure our international operations;

•       adopt a more product-centric business model which is expected to entail additional hiring;

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

•       the extent to which we invest in new technology and research and development projects, including without limitation, digital cinema;

•       the number and timing of acquisitions and other strategic transactions;

•       the extent to which we deploy our digital cinema products to theaters;

•       the costs associated with our expansion, if any; and

•       the sale of our DTS Digital Cinema business.

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

We have a limited operating history in our new and evolving markets.

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

Our technology or products could contain errors that could cause our products or technology to operate improperly and could cause unintended consequences. If our products or technology contain errors we could be required to replace them, and if any such errors cause unintended consequences we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, as well as provide insurance coverage to such events, if these contract provisions are not enforced or are unenforceable for any reason, if liabilities arise that are not effectively limited, or if our insurance coverage is inadequate to satisfy the liability, we could incur substantial costs in defending and/or settling product liability claims.

Issues arising from the implementation of our new enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We recently began to implement an enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including disruption to our normal accounting procedures and internal control over financial reporting and problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal control over financial reporting and ability to manage our business effectively. While the ERP system is intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting, which could lead to a failure to make required filings under the federal securities laws on a timely basis. In addition, if we fail to implement the ERP system or fail to implement the ERP system successfully, we will continue to rely on our current information systems.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact thereof on our operations or the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We cannot assure you that our system of internal controls will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, our financial reporting may be inaccurate. If reporting errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. These results could adversely affect our financial results or the market price of our common stock. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our stock.

We are subject to additional risks associated with our international operations.

We market and sell our products and services outside the United States, and currently have employees located in more than ten countries worldwide. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. During fiscal 2006, approximately 71% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

•       unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•       tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

•       difficulties in staffing and managing foreign operations;

•       competition from foreign companies;

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

Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Yen, Euro, RMB and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks on the United States and abroad, could cause a decrease in consumer spending on entertainment in general. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology and demand by film studios and movie theaters for our cinema products and services.

We may not successfully address problems encountered in connection with any acquisitions.

We acquired DTS DI in January 2005, and we expect to consider additional opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets, including without limitation the potential acquisition of substantially all of the assets of Avica. We have a limited history of acquiring and integrating businesses. Acquisitions and strategic investments involve numerous risks, including:

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

•       unanticipated or unknown liabilities relating to the acquired businesses;

•       the need to integrate accounting, management information, manufacturing, human resources and other administrative systems to permit effective management; and

•       potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions may not materialize, whether because of failure to obtain stockholder approval or otherwise. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We may have difficulty managing any growth that we might experience.

As a result of a combination of internal growth and growth through acquisitions, we expect to continue to experience growth in the scope of our operations and the number of our employees. If this growth continues, it will place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part on the ability of our management team to manage any growth effectively. This will require our management to:

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

Any failure to successfully manage our growth could distract management’s attention, and result in our failure to execute our business plan. For instance, our acquisition of DTS DI required significant time and attention from our management team. Any future growth could cause similar management challenges or create distractions.

We may experience fluctuations in our operating results.

We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. In our consumer business, consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues in our consumer business generally lags manufacturing activity by one quarter, our revenues and earnings from the consumer business are generally lowest in the second quarter. Film licensing revenues are generally strongest in the second and fourth quarters due to the abundance of movies typically released during the summer and year-end holiday seasons. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. For example, the introduction of next generation optical disc players may result in an overall near-term slowdown in our business as sales of standard definition players slow in anticipation of purchasing next generation products, but purchases of next generation products are in an early-adopter only phase. Similar issues may affect our cinema hardware business during the expected transition to digital cinema. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods and we may incur expenditures related to enforcement activity. These expenditures and royalty recoveries, as applicable, may cause revenues to be higher than expected, or net profit to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

Even if our technologies are adopted as an industry standard for a particular market, market participants may not widely adopt our technologies.

Even if a standards-setting body mandates our technologies for a particular market, our technologies may not be the sole technologies adopted for that market as an industry standard. Accordingly, our business may depend upon participants in that market choosing to adopt our technologies instead of or in addition to competitive technologies that also may be acceptable under such standard.

Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

Our ability to develop proprietary technology in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue.

Standards-setting bodies, such as those for digital cinema technologies, may require the use of so-called “open standards,” meaning that the technologies necessary to meet those standards are publicly available. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

We are dependent on our management team and technical talent.

Our success depends, in part, upon the continued availability and contributions of our management team and engineering and technical personnel because of the complexity of our products and services. Important factors that could cause the loss of key personnel include:

•       our existing employment agreements with the members of our management team allow such persons to terminate their employment with us at any time;

•       we do not have employment agreements with a majority of our key engineering and technical personnel;

•       significant portions of the equity awards held by the members of our management team are vested; and

•       equity awards held by some of our executive officers provide for accelerated vesting in the event of a sale or change of control of our company.

The loss of key personnel or an inability to attract qualified personnel in a timely manner could slow our technology and product development and harm our ability to execute our business plan.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our business.

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. Although we have agreements with many of these customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We may have additional tax liabilities.

We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

Current and future governmental and industry standards may significantly limit our business opportunities.

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby’s have optional status in Standard and High Definition-DVD and Blu-ray. In the standards for High Definition-DVD and Blu-ray, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

Although the major U.S. film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our digital image services. Our cinema and digital images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our digital image enhancement services. Any significant decline or delay in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fee we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world. Furthermore, poor box-office performance caused by a weak film release calendar or declining consumer interest in the films being released could have a negative impact on the demand for the products and services we sell to the motion picture industry.

The movie theater industry has suffered and may continue to suffer from an oversupply of screens, which has affected and may continue to affect demand for the products and services we offer to movie theaters.

Our cinema business depends in part on the construction of new screens and the renovation of existing theaters that install our DTS playback systems and cinema processors. Over the past decade, aggressive building of megaplexes by companies that operate movie theaters has generated significant competition and resulted in an oversupply of screens in some domestic and international markets. The resulting oversupply of screens led to significant declines in revenues per screen and, eventually, to an inability by many major film exhibitors to satisfy their financial obligations. Several major movie theater operators have reorganized through bankruptcy proceedings, and many movie theaters have closed. As a result, our playback systems and cinema processors that we previously sold to movie theaters that have reorganized and closed have been relocated to other theaters or have been available for resale in the secondary market to movie theaters that might otherwise have purchased these products directly from us. More recently, the industry has experienced a decline in movie theater attendance. If this decline were to continue, exhibitors could see a decline in revenue per screen and, potentially, an inability to satisfy their financial obligations resulting in the closure of screens. If movie theater operators decide to close a significant number of screens in the future or cut their capital spending, demand for our playback systems and cinema processors will decline. Additionally, the expected transition to digital cinema could harm our legacy cinema business because operators may decide to delay procurement decisions as they wait to evaluate the widespread roll out of digital cinema, operators may decide to purchase digital cinema systems that do not require our existing products and services, and as existing screens are repurposed to digital cinema, the quantity of our existing products on the secondary market may increase significantly. These developments may harm our business and operating results.

The demand for our current or “legacy” cinema products and production services could decline if the film industry broadly adopts digital cinema.

If the film industry broadly adopts digital cinema, the demand for our current or “legacy” cinema products and production services could decline. If, in such circumstances, we are unable to adapt our professional products and production services or replace such business with new products for the market for digital cinema successfully, our business could be materially adversely affected.

We depend on several sole and limited source suppliers, manufacturers, and distributors for some of our products, and the loss of any of these suppliers, manufacturers, or distributors could harm our business.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, operating results and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal and labeling of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union, or EU, as of July 1, 2006 (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation proposed for China.

For some products, substituting particular components containing regulated hazardous substances can be difficult or costly, and redesign efforts could result in production delays. Selected products that we maintain in inventory may be rendered obsolete if not in compliance with the RoHS Directive, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC as amended by 2003/108/EC (Waste Electrical and Electronic Equipment Directive also known as the “WEEE Directive”) requires producers of particular electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of December 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive.

Other countries, such as China and the United States, may enact similar product-content and take-back legislation, the cumulative impact of which could significantly increase our operating costs and adversely affect our operating results. We also expect that our operations, whether manufacturing or licensing, will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Risks Related to Our Common Stock

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•       actual or anticipated fluctuations in our results of operations;

•       market perception of our progress toward announced objectives, including without limitation, the sale of our DTS Digital Cinema business;

•       announcements of technological innovations by us or our competitors or technology standards;

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

•       announcements of potential acquisitions;

•       the adoption rate of new products incorporating our or our competitors’ technologies, including next generation optical disc players;

•       changes in the estimation of the future size and growth rate of our markets; and

•       general economic conditions.

In addition, the stock market in general, and the Nasdaq Global Select Market and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Shares of our common stock are relatively illiquid.

As a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 54,000 square feet. This space is leased under four different leases, one of which expires in October 2007 and the other three of which expire in November 2008. We also lease smaller facilities in other locations including the United States, Canada, China, England, France, Italy, Northern Ireland, Hong Kong and Japan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol “DTSI.” Prior to July 1, 2006 our common stock was listed on the Nasdaq National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market for periods prior to July 1, 2006, and Nasdaq Global Select Market from July 1, 2006 through December 31, 2006:

	High	Low
2005:
First Quarter	$22.00	$17.68
Second Quarter	$19.04	$14.76
Third Quarter	$20.50	$16.30
Fourth Quarter	$17.20	$13.44
2006:
First Quarter	$19.87	$14.59
Second Quarter	$22.22	$17.04
Third Quarter	$22.09	$15.57
Fourth Quarter	$26.99	$19.36

As of February 20, 2007 there were approximately 3,400 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index from July 9, 2003 (the date our common stock began to trade publicly) through December 31, 2006, the date of our fiscal year end. The graph assumes that a $100 investment was made at the close of trading on July 9, 2003 in our common ctock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	July 10, 2003	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
DTS, Inc.	$100.00	$99.08	$80.78	$59.39	$97.07
Russell 2000 Index	100.00	124.21	145.94	150.79	176.53
NASDAQ Market Index	100.00	123.75	134.15	137.10	151.17

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

USE OF INITIAL PUBLIC OFFERING PROCEEDS

On July 9, 2003, we completed our initial public offering for the sale of 4,091,410 shares of common stock at a price to the public of $17.00 per share, which resulted in net proceeds of approximately $63.0 million after payment of the underwriters’ commissions and deductions of offering expenses. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, (the “Securities Act”) on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the SEC on July 9, 2003 and a Registration Statement filed pursuant to Rule 462(b) under the Securities Act that was filed on July 9, 2003 (Reg. No. 333-106920). Subsequent to the offering, we used approximately $22.5 million of our net proceeds to redeem all outstanding shares of redeemable preferred stock and to pay all accrued but unpaid dividends on such shares through the date of redemption. The remaining proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

ISSUER PURCHASES OF EQUITY SECURITIES

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through March 16, 2007, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

Item 6.                        Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

In the table below, we provide you with historical selected consolidated financial data of DTS, Inc. We derived the following historical data from our audited consolidated financial statements. It is important that you read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results under the heading “Risk Factors” included elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2003	2004	2005(1)	2006(2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Technology and film licensing	$31,906	$42,229	$49,920	$56,947	$59,053
Product sales and other revenues	9,150	9,473	11,511	18,305	19,261
Total revenues	41,056	51,702	61,431	75,252	78,314
Cost of goods sold:
Technology and film licensing	3,687	4,281	4,451	4,715	4,769
Product sales and other revenues	6,949	6,751	11,711	14,898	15,635
Total cost of goods sold	10,636	11,032	16,162	19,613	20,404
Gross profit	30,420	40,670	45,269	55,639	57,910
Operating expenses:
Selling, general and administrative	16,379	20,473	27,644	33,960	41,754
Research and development	3,754	4,987	6,131	9,867	12,334
In-process research and development	—	—	—	2,300	—
Separation and restructuring costs	—	—	—	—	4,903	(3)
Total operating expenses	20,133	25,460	33,775	46,127	58,991
Income (loss) from operations	10,287	15,210	11,494	9,512	(1,081)
Interest income (expense), net	(94)	271	1,447	2,524	4,923
Other income (expense), net	(255)	(214)	(31)	154	—
Income from legal settlement	—	—	2,601	—	—
Income before income taxes	9,938	15,267	15,511	12,190	3,842
Provision for income taxes	3,688	5,368	5,535	4,282	818
Net income	6,250	9,899	9,976	7,908	3,024
Accretion and accrued dividends on preferred stock	(1,848)	(1,234)	—	—	—
Net income attributable to common stockholders	$4,402	$8,665	$9,976	$7,908	$3,024
Net income attributable to common stockholders per common share:
Basic	$0.99	$0.95	$0.59	$0.46	$0.17
Diluted	$0.47	$0.64	$0.55	$0.43	$0.16
Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	4,432	9,166	16,866	17,321	17,623
Diluted	9,329	13,601	18,143	18,310	18,401

(1)             Includes the results of operations for DTS Digital Images, Inc. We acquired this business in January 2005. In connection with this acquisition, we incurred a $2,300 charge for in-process research and development.

(2)             Includes $134, $2,989 and $463 in cost of goods sold, selling, general and administrative and research and development, respectively, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006. For additional information regarding SFAS 123(R), refer to Footnote 16 of our consolidated financial statements, “Stock-Based Compensation.” Also includes the impact of consolidating Avica, as discussed in Footnote 3 of our consolidated financial statements, “Consolidation of Avica as a Variable Interest Entity.”

(3)             Includes $1,145, $3,000 and $758 for the separation of our business, the early termination of a business agreement and the write-down of DTSE inventory and other assets, respectively.

	As of December 31,
	2002	2003	2004	2005	2006(1)
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$4,051	$99,389	$114,311	$111,417	$111,465
Working capital	9,381	110,810	125,573	122,763	120,510
Total assets	25,779	127,495	144,689	158,254	168,200
Total long-term liabilities	—	—	—	1,917	1,466
Mandatorily redeemable preferred stock	21,302	—	—	—	—
Total stockholders’ equity (deficit)	(6,315)	118,871	134,766	144,090	153,816

(1)             Includes the impact of consolidating Avica, as discussed in Footnote 3 of our consolidated financial statements, “Consolidation of Avica as a Variable Interest Entity.”

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 1A and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Overview

We are a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. Historically we have been focused on high quality digital multi-channel audio, commonly referred to as surround sound, which provides more than two-channels of audio, allowing the listener to simultaneously hear discrete sounds from multiple speakers. Our DTS digital multi-channel audio technology delivers compelling surround sound for the consumer electronics and motion picture markets. We also provide high quality digital image processing, enhancement and restoration services for motion pictures, digital cinema, and television content.

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

In our digital images business, we derive revenues from the processing, enhancement and restoration of cinema, home video and broadcast television content. We provide these services for motion picture and television studios and other content owners. We offer our services on either a fixed fee or time and materials basis.

In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007. The DTS Digital Cinema business will focus on the potentially large and emerging market for digital cinema products and services.

We present revenues in our consolidated financial statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as derived from (i) technology and film licensing and (ii) product sales and other revenues. Our technology and film licensing revenues are derived from each of our consumer and cinema business segments. Revenues from technology licensing in connection with our consumer business segment include revenues derived from licensing our audio technology, trademarks, and know-how to consumer electronics, personal computer, video game and console, digital satellite and cable broadcast, and professional audio companies as well as to semiconductor manufacturers. Revenues from technology and film licensing in connection with our cinema business segment include revenues derived from film licensing and services that we provide to film studios for the production of soundtracks in our digital multi-channel format. Our product sales and other revenues are derived from our consumer, cinema and digital images business segments. Revenues from product sales and other revenues in connection with our consumer business segment include revenues derived from sales of our professional audio products and services and sales of music titles that we produce in our digital multi-channel format. Revenues from product sales and other revenues in connection with our cinema business segment include revenues derived from sales of our digital playback systems, cinema processor equipment, and systems for subtitling, captioning, and descriptive narration to movie theaters and special venues. Revenues from product sales and other revenues in connection with our digital images business segment include fees for processing, enhancing and restoring cinema, home video and broadcast television content.

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

Our cost of goods sold consists primarily of amounts paid for products and materials, salaries and related benefits for production personnel, stock-based compensation, depreciation of production equipment, amortization of acquired intangibles and payments to third parties for licensing technology and copyrighted material.

Our selling, general, and administrative expenses consist primarily of salaries, stock-based compensation, commissions, and related benefits for personnel engaged in sales, corporate administration, finance, human resources, information systems, legal, and operations, and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses.

Our research and development costs consist primarily of salaries and related benefits for research and development personnel, stock-based compensation, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

In our consumer business, we have a licensing team that markets our technology directly to large consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, Hong Kong, Northern Ireland, and Taiwan. We sell music content released under our DTS Entertainment label through exclusive distribution arrangements in the United States, Canada, Europe and Japan. We employ consultants to coordinate sales to independent retailers and we sell this music directly to consumers through an online store and other web-based retailers.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

New Strategic Initiatives

In January 2007, Euro 1080, a European high definition media company, entered into an agreement with us to become the first broadcaster to deploy the combined Coding Technologies and DTS solution.

On February 20, 2007, we announced that our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007. The DTS Digital Cinema business will focus on the emerging and potentially large market for digital cinema products and services. Beginning in the first quarter of 2007, we expect to report financial results related to our DTS Digital Cinema business as “discontinued operations.”

The trend in the motion picture industry and movie exhibition market toward digital delivery of entertainment content continues to gain momentum and we believe it presents a long-term opportunity for the expansion of our cinema business. As part of our strategy to pursue opportunities in the digital cinema market, we signed an exclusive license agreement and an option agreement with Avica, a provider of products and services for the digital cinema market. We believe Avica’s suite of digital cinema technologies, products and services will complement our existing cinema product offerings and will accelerate our entry into the digital cinema market.

Trends, Opportunities, and Challenges by Business Segment

Consumer Segment

Revenue from our consumer segment constitutes the majority of our total revenues, representing 68%, 64% and 64% of total revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Our consumer revenue is primarily dependent upon the home theater and DVD player markets, which have experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect declines from recent levels in this area. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players. Because we have been selected as a mandatory technology for HD-DVD and Blu-ray players, our consumer revenue growth should more closely track the growth rate for sales of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected decline in the overall growth in standard definition DVD player shipments. Further, we believe that expected mandatory inclusion in HD-DVD and Blu-ray optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers, broadcast applications and in-car entertainment systems.

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

Cinema Segment

Revenue from our cinema segment represented 32%, 29% and 26% of total revenues for the years ended December 31, 2004, 2005 and 2006, respectively. Sales of cinema products and film licensing tend to fluctuate based on the underlying trends in the motion picture industry. We believe that the cinema exhibition community has begun to defer purchases of digital multi-channel audio equipment as they evaluate the pace of progress in the emerging digital cinema market as discussed below. Accordingly, we expect our cinema hardware business to continue to decline as exhibitors evaluate their digital cinema alternatives. We also believe that the cinema exhibition community has recognized that pre-show entertainment represents a significant revenue growth opportunity that will lead to investment in pre-show solutions over the next several years. Because our XD10 Cinema Media Player can be configured to perform audio playback along with pre-show and subtitling presentation, we believe that we are well-positioned to participate in the anticipated growth in this market.

A trend that we believe will affect our cinema business segment is the long-term trend toward digital distribution of content. We believe this trend will involve the near-term adoption of digital pre-show and/or electronic cinema solutions, and increasingly the adoption of higher quality digital cinema. Digital distribution of content offers the motion picture industry a means to achieve substantial cost savings, including with respect to the printing and distribution of movies, help in combating piracy, and will enable movies to be played repeatedly without degradation. It also provides additional revenue opportunities for cinema operators, as digital content such as advertisements, concerts and sporting events could be shown in or broadcast to digitally equipped theaters. In recent months, there has been increasing momentum in the digital cinema industry, as product and service vendors attempt to find a viable business model. We believe that these activities represent an important and significant step in the transition. We believe this represents an opportunity for us as we seek to provide products and services in support of the transition from film-based content towards digital cinema. However, our current digital cinema offerings are limited and we may not be successful in developing or selling competitive product offerings. We believe that the addition of our Cinema Media Network and variable bit rate JPEG 2000 encoding tools, along with the services provided by our digital images business, and the pre-show and alternative content capabilities of our XD10 Cinema Media Player, combined with the addition of the products, technologies and know-how obtained under our exclusive license agreement with Avica, will enhance our ability to participate in the industry transition to high definition sound and images for digital cinema. Already in 2007, we have installed a trial deployment of 25 digital cinema systems in Ireland, which allows the exhibition of digital cinema content. The content was digitally enhanced, encoded, packaged and delivered by our digital images and content services group in a fully DCI compliant form.

Digital Images Segment

Revenue from our digital images segment, which we acquired in January 2005, represented 7% and 10% of total revenues for the years ended December 31, 2005 and 2006, respectively. We believe that the growing market for high resolution and high definition content in the cinema and the home will create a substantial demand for the type of services provided by DTS DI. A relatively new application for our process is the correction of problems encountered with the use of digital cameras, enabling our involvement at the earliest stages of digital content development. We believe that we provide leading digital lab capabilities, including digital enhancement, restoration and other pre-compression services and that we have a technological advantage over many of our competitors based on the sophistication of our processes and level of automation used to enhance the image quality of entertainment content. During 2006, as a result of the enhancement of the technology platform, we were able to complete more than three times the number of projects than in 2005, improve gross margins and gain access to newer and faster growing markets including pre-compression processing and digital cinema content preparation. To date, this business has enhanced and/or restored over 100 feature films, including such major DVD releases as Star Wars, James Bond and Indiana Jones. Major motion picture and television studios possess libraries containing thousands of titles, which we believe represent a sizable market opportunity for the services performed by DTS DI.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, product warranty, and stock-based compensation. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We believe these to be critical accounting policies because if actual results vary from our estimates and assumptions, it could have a material impact on our reported sales and results of operations.

•       Inventories.   Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Estimates could be influenced by sudden declines in demand due to economic downturns, rapid product improvements, and technological changes. We believe this to be a critical accounting policy because if actual market conditions are less favorable than our forecasts, additional inventory reserves may be required which could have a material impact on our results of operations.

•       Goodwill.   We currently evaluate goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We also evaluate goodwill for impairment on an annual basis during the fourth quarter of each year. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors, including the discount rate used, to calculate the fair value of the respective assets. Assumptions about estimated future cash flows require significant judgments around future revenues, future expenses, working capital investments, capital expenditures based on industry norms, and the current state of the economy. In calculating the estimated fair value of our reporting units, we have used a discounted cash flow model. We believe this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for these assets which could have a material impact on our results of operations. While we believe the likelihood of an impairment of our Cinema and Digital Images reporting units is remote, there can be no assurance that our decision to sell these assets subsequent to year end will not result in an impairment.

•       Impairment of Long-Lived Assets and Intangibles.   We periodically assess potential impairments of our long-lived assets and intangibles in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. We believe this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for these assets which could have a material impact on our results of operations. While we believe the likelihood of an impairment of our Cinema and Digital Images reporting units is remote, there can be no assurance that our decision to sell these assets subsequent to year end will not result in an impairment.

•       Stock-based Compensation.   Upon adoption of SFAS 123(R) in January of 2006, we began incurring significant charges to the statement of operations for stock-based compensation. These charges are based upon the fair value of each employee option on the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk free interest rate, expected lives, dividend yield, and the expected volatility of our stock. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We believe this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in expenses that could have a material impact on our results of operations.

•       Income taxes.   We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2006, we believe that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable, which could have a material impact on our results of operations.

Income taxes receivable, net, at December 31, 2005 and 2006, includes estimated tax contingencies of $1.4 million and $0.7 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating tax contingencies due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

Segment and Geographic Information

During the first quarter of 2007, we announced that our Board of Directors approved a plan to sell our DTS Digital Cinema business, which is comprised of our Cinema business segment and Digital Images business segment. Therefore, we have included a subtotal representing the DTS Digital Cinema business.

Our reportable segment and geographic information is as follows (in thousands):

	Revenues by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$41,886	$48,180	$50,039
Cinema business	19,545	21,744	20,260
Digital Images business	—	5,328	8,015
DTS Digital Cinema business	19,545	27,072	28,275
Total revenues	$61,431	$75,252	$78,314

	Gross Profit by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$39,821	$45,970	$48,345
Cinema business	5,448	10,618	9,793
Digital Images business	—	(949)	(228)
DTS Digital Cinema business	5,448	9,669	9,565
Total gross profit	$45,269	$55,639	$57,910

	Income (Loss) From Operations by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$19,969	$21,139	$15,130
Cinema business	(8,475)	(4,051)	(10,025)
Digital Images business	—	(7,576)	(6,186)
DTS Digital Cinema business	(8,475)	(11,627)	(16,211)
Total income (loss) from operations	$11,494	$9,512	$(1,081)

	Revenues by Geographic Region
	For the Years Ended December 31,
	2004	2005	2006
United States	$17,830	$27,157	$23,168
Japan	17,516	18,870	18,316
Taiwan	279	3,251	10,309
South Korea	7,772	8,248	7,847
China	6,936	6,702	3,365
Other international	11,098	11,024	15,309
Total international	43,601	48,095	55,146
Total revenues	$61,431	$75,252	$78,314

The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2004	2005	2006
United States	$3,099	$5,859	$9,694
International	2,219	1,516	1,644
Total long-lived assets	$5,318	$7,375	$11,338

Results of Operations

Revenues

							Twelve Months Ended December 31,
							2006 vs. 2005		2005 vs. 2004
	2006		2005		2004		Change		Change
	Revenues	%	Revenues	%	Revenues	%	$	%	$	%
		($ in thousands)
Technology and film licensing	$59,053	75%	$56,947	76%	$49,920	81%	$2,106	4%	$7,027	14%
Product sales and other revenues	19,261	25%	18,305	24%	11,511	19%	956	5%	6,794	59%
Total	$78,314	100%	$75,252	100%	$61,431	100%	$3,062	4%	$13,821	22%

Technology and Film Licensing

Technology and film licensing revenues for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 primarily due to strong growth in the car audio systems and personal computer markets, which posted year over year growth totals of 81% and 20%, respectively. However, we remain cautious in our revenue outlook due to uncertainties surrounding the expected transition to high definition optical disc formats. Overall, we continue to expect technology licensing revenues to grow modestly for 2007, based primarily on the expected continuation of growth in our decoder licensing program and our mandatory inclusion in both the HD-DVD and Blu-ray disc formats. Our film licensing revenues increased slightly in 2006 compared to the prior year due to additional releases in the DTS format and the timing of major feature film releases. Film licensing revenue is expected to remain relatively flat in 2007.

Technology and film licensing revenues for the year ended December 31, 2005 increased compared to the year ended December 31, 2004 primarily driven due to an increase in royalty recoveries of $7.3 million from intellectual property compliance and enforcement activities in 2005 relative to the prior year. These activities, which included audits of shipments by certain of our licensees and legal actions taken against licensees and parties who are not our licensees, resulted in recoveries of royalties due from prior periods. We experienced good growth in our personal computer licensing and in car audio systems, which posted year over year growth totals of 150% and 21%, respectively, in 2005. Our film licensing revenues increased slightly in 2005 compared to the prior year due to additional releases in the DTS format and the timing of major feature film releases.

Product Sales and Other

Product sales and other revenues increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a 50% increase in revenues generated by DTS DI as a result of the completion of certain significant projects, and ongoing improvements in our digital enhancement and restoration processes. Partially offsetting the growth in DTS DI revenues is a decrease in U.S. hardware sales for 2006 resulting from the exhibition community’s hesitation to purchase cinema hardware during the early stages of the industry’s transition to digital cinema.

Product sales and other revenues increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to the revenues generated by DTS DI, which we acquired in January 2005, along with an increase in cinema hardware sales of $2.1 million. Stronger demand for our XD10 Cinema Media Player and XD10P Cinema Audio Processor were primary drivers of sales.

Segment Revenues

							Twelve Months Ended December 31,
							2006 vs. 2005			2005 vs. 2004
	2006		2005		2004		Change			Change
	Revenues	%	Revenues	%	Revenues	%	$	%		$	%
	($ in thousands)
Consumer business	$50,039	64%	$48,180	64%	$41,886	68%	$1,859	4%		$6,294	15%
Cinema business	20,260	26%	21,744	29%	19,545	32%	(1,484)	(7%	)	2,199	11%
Digital Images business	8,015	10%	5,328	7%	—	0%	2,687	50%		5,328	100%
DTS Digital Cinema business	28,275	36%	27,072	36%	19,545	32%	1,203	4%		7,527	39%
Total	$78,314	100%	$75,252	100%	$61,431	100%	$3,062	4%		$13,821	22%

The increase in revenues from our consumer business for the year ended December 31, 2006 compared to the year ended December 31, 2005 was driven primarily by an increase in the car audio and personal computer markets as mentioned above. The decrease in revenues from our cinema business for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily driven by a slowdown in cinema hardware sales during 2006 as mentioned above. The increase in revenues from our digital images business for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily driven by the completion of certain significant projects, and ongoing improvements in our digital enhancement and restoration processes.

The increase in revenues from our consumer business for the year ended December 31, 2005 compared to the year ended December 31, 2004 was driven primarily by an increase in royalty recoveries as mentioned above as well as overall growth in our personal computer and car audio markets. The increase in revenues from our cinema business for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily driven by an increase in cinema hardware revenues. Revenues from our digital images business were included in our operations for the first time during the year ended December 31, 2005.

Gross Profit

							Percentage point change
	2006		2005		2004		in gross profit margin
	Gross	Relative	Gross	Relative	Gross	Relative	relative to prior year
	Profit	%	Profit	%	Profit	%	2006 vs. 2005	2005 vs. 2004
	($ in thousands)
Technology and film licensing	$54,284	92%	$52,232	92%	$45,469	91%	0%	1%
Product sales and other revenues	3,626	19%	3,407	19%	(200)	(2)%	0%	21%
Total	$57,910	74%	$55,639	74%	$45,269	74%

Consolidated gross profit percentage for the years ended December 31, 2006, 2005 and 2004 remained consistent. We expect consolidated gross margins in the 70% to 75% range for 2007. However, because we expect to report our DTS Digital Cinema business as a discontinued operations in 2007, we expect gross margins from our ongoing consumer business in the 97% to 98% range for 2007.

Technology and Film Licensing

Gross profit percentage associated with technology and film licensing revenues was consistent for the years ended December 31, 2006 and 2005. We expect this rate to increase slightly during 2007 due to a higher mix of technology licensing relative to film licensing. However, because we expect to report our DTS Digital Cinema business as a discontinued operations in 2007, we expect gross margin from technology licensing to exceed 98% in 2007.

Product Sales and Other

Gross profit percentage associated with product sales and other revenues was consistent for the years ended December 31, 2006 and 2005. The gross profit percentage increase for the year ended December 31, 2005 is due to the write-off of subtitling projector inventories in 2004.

Segment Gross Profit

							Percentage point change
	2006		2005		2004		in gross profit margin
	Gross	Relative	Gross	Relative	Gross	Relative	relative to prior year
	Profit	%	Profit	%	Profit	%	2006 vs. 2005	2005 vs. 2004
	($ in thousands)
Consumer business	$48,345	97%	$45,970	95%	$39,821	95%	2%	0%
Cinema business	9,793	48%	10,618	49%	5,448	28%	(1)%	21%
Digital Images business	(228)	(3)%	(949)	(18)%	—	0%	15%	(18)%
DTS Digital Cinema business	9,565	34%	9,669	36%	5,448	28%	(2)%	8%
Total	$57,910	74%	$55,639	74%	$45,269	74%

Gross profit percentage associated with our consumer business for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 due to the increase in licensing revenues, as mentioned above. Gross profit percentage associated with our cinema business decreased slightly for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the decline in cinema hardware sales as mentioned above. The increase in gross profit percentage for the cinema business for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily due to the projector inventory write-off in 2004.

Selling, General and Administrative (“SG&A”)

	SG&A	Percent of	Change relative to prior year
	Expenses	Revenues	$	%
	($ in thousands)
2006	$41,754	53%	$7,794	23%
2005	$33,960	45%	$6,316	23%
2004	$27,644	45%

SG&A expenses increased for the year ended December 31, 2006, compared to the prior year period as salaries and related costs increased $3.6 million due to increased headcount to support our growth. With the adoption of SFAS No. 123(R) during 2006, SG&A expenses also include additional stock-based compensation charges totaling $3.0 million. The consolidation of Avica into our operations increased SG&A expenses by $0.2 million for 2006, compared to 2005.

SG&A expenses increased for the year ended December 31, 2005, compared to the prior year period primarily due to increased salaries and related costs of $3.5 million as we increased headcount to support our growth. Other expenses related to growth of our operations, such as depreciation, travel and entertainment, increased approximately $0.8 million. Also contributing to the increase was $1.6 million relating to the inclusion of DTS DI in our results of operations.

Research and Development (“R&D”)

	R&D	Percent of	Change relative to prior year
	Expenses	Revenues	$	%
	($ in thousands)
2006	$12,334	16%	$2,467	25%
2005	$9,867	13%	$3,736	61%
2004	$6,131	10%

R&D expenses increased for the year ended December 31, 2006, compared to the prior year period primarily due to increased salaries and related costs of $2.0 million as we increased headcount to support our growth and new product initiatives. With the adoption of SFAS No. 123(R) during 2006, R&D expenses also include additional stock based compensation charges of $0.5 million.

R&D expenses increased for the year ended December 31, 2005, compared to the prior year period primarily due to increased salaries and related costs as we increased headcount to support new product initiatives, the optimization of our Coherent Acoustics technology and the development of tools associated with next generation optical disc standards. Also contributing to the increase was $1.1 million relating to the inclusion of DTS DI R&D activities in our results of operations.

In-Process Research and Development

In-process research and development of $2.3 million for the year ended December 31, 2005, relates to development projects that had not reached technological feasibility and were of no future alternative use and expensed upon consummation of the acquisition of DTS DI. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by DTS DI concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 30% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Separation and Restructuring Costs

Separation and restructuring costs for the year ended December 31, 2006, were $4.9 million. These costs relate to three components: (i) the separation of our business, (ii) to buy out a commission agreement for licensing intellectual property in the China market and (iii) the write-down of DTSE inventory and other assets.

In August 2006, we announced that we were studying the potential separation of our business and in November 2006, we announced our intent to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. These separation costs, which totaled $1.1 million, consist primarily of legal and accounting expenses relating to the proposed separation of our business. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business, which we expect to conclude later in 2007. We expect to continue to incur costs relating to the sale of the DTS Digital Cinema business but cannot currently estimate the amount of any future costs relating to such sale.

When we started our Consumer operations in China in 2003, we engaged a company with a strong presence in China to assist us with certain aspects of these operations. The agreement called for annual payments to the Chinese company based on the profitability of our China subsidiary and certain other factors. Management decided to take complete control over our future in China. Therefore, we negotiated an early termination of this agreement, which required us to make a one-time termination payment of $3.0 million, which was paid in the fourth quarter of 2006.

During the fourth quarter of 2006, we wrote-down $0.8 million of DTSE inventory and other assets as part of our restructuring effort to redirect the focus of our DTS Entertainment group away from the production and sale of DVD-audio discs toward supporting content providers in their adoption of DTS technologies.

Interest Income, Net

Interest income, net, for the year ended December 31, 2006 increased due to the increase in interest rates in 2006 relative to 2005 and higher average investment balances. Interest income, net, for the year ended December 31, 2005 increased significantly over the prior year due to the generally improved interest rate environment.

Income From Legal Settlement

In May 2004, we reached a settlement with Mintek for $3.5 million for trademark infringement, false designation of origin, trademark dilution, and unfair competition relating to Mintek’s distribution of DVD players bearing our registered trademarks without obtaining a license from us. In the year ended December 31, 2004 we recognized $0.9 million in revenue under the settlement agreement for royalties due on known units that could be identified as using our trademark and accounted for the remaining $2.6 million as other income.

Income Taxes

Our income tax expense was $5.5 million, $4.3 million, and $0.8 million for the years ended December 31, 2004, 2005, and 2006, respectively. The abnormally low 2006 tax expense in relation to our income before tax is due to large amounts of favorable discrete items recorded in the tax provision for 2006. These discrete items include, among other things, the favorable resolution with the Internal Revenue Service relating to extraterritorial income exclusion, large amounts of tax exempt interest, and FAS 123(R) deductions. These favorable items were partially offset by our non-deductible separation-related costs and our foreign tax rate differential.

Our rates have historically differed from statutory rates due to the benefits of lower foreign tax rates, tax exempt interest, and research and development credits. We expect the effective tax rate for 2007 to be more closely aligned with the statutory rates.

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents, and short-term investments of $111.5 million, compared to $111.4 million at December 31, 2005.

At December 31, 2006, we had no balance outstanding and $10.0 million of available borrowings under our bank line of credit facility, which expires on June 30, 2007 and is renewable annually. The bank facility provides for working capital financing and is unsecured. The bank agreement requires us to comply with certain covenants including a tangible effective net worth of $60.0 million increasing by 50% of net income on an annual basis. The covenants also require us to keep $2.0 million in cash or securities at the issuing bank. Future borrowings will bear interest based on either of the two options we select at the time of advances: 1) a rate equal to 2% above the LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent.

Net cash provided by operating activities was $17.6 million, $9.6 million and $5.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. The primary source of operating cash flow for 2006 was net income of $3.0 million, adjusted for non-cash items including depreciation and amortization expense and stock-based compensation charges.

We use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit, municipal bonds and auction rate securities. Cash used in investing activities totaled $36.8 million and $24.5 million in the years ended December 31, 2004 and 2006, respectively. Cash provided by investing activities totaled $1.4 million in the year ended December 31, 2005. Cash used in investing activities for the year ended December 31, 2006 primarily consists of net purchases of investments of $16.2 million and capital expenditures of $7.1 million.

For the years ended December 31, 2004, 2005 and 2006, cash provided by financing activities was $1.3 million, $1.1 million and $2.9 million, respectively, and consists of the exercise of stock options and related tax benefits and sales of stock under our employee stock purchase plan. Prior to adoption of SFAS No. 123(R), excess tax benefits from exercise of stock options were shown as an operating cash inflow.

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $0.7 million. We expect that we will incur additional costs in the range of $1 to $2 million over the next several years in connection with our ERP implementation. Through December 31, 2006, we incurred approximately $3.8 million, of which $3.2 million has been capitalized to software.

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through March 16, 2007, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

In August 2006, we announced that we were studying the potential separation of our business and in November 2006, we announced our intent to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. Through December 31, 2006, we incurred approximately $1.1 million in separation costs, consisting primarily of legal and accounting expenses relating to the separation of our business. In February 2007, we announced that our Board of Directors had approved a plan to sell our DTS Digital Cinema business, which was created through the combination and restructuring of our Cinema and Digital Images businesses, to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007.

We believe that our cash, cash equivalents, short-term investments, funds available under our existing bank line of credit facility, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included elsewhere herein and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Contractual Obligations and Commitments

Future payments due under non-cancelable lease obligations and commitments at December 31, 2006 are described below (in thousands):

	2007	2008	2009	2010	2011	2012 and thereafter	Total
Operating leases	$1,092	$921	$367	$284	$240	$565	$3,469
Acquisition consideration	150	—	—	—	—	—	150
Enterprise resource planning system	373	—	—	—	—	—	373
Total	$1,615	$921	$367	$284	$240	$565	$3,992

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

Under the terms of the acquisition of QDesign Corporation, we have contingently committed to pay a maximum of $150 during 2007 as compensation expense if certain criteria are met. For additional information regarding this commitment, see Footnote 12 of our consolidated financial statements, “Business Combinations.”

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $747, which was due in two equal installments over two years. We have a commitment to pay the second installment of $373 during 2007.

We also enter into contracts with manufacturers to provide certain manufacturing services. If we were to have terminated these contracts at December 31, 2006, we would have been required to make payments of approximately $2.6 million.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN No. 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 and its impact on our financial position, cash flows, and results of operations.

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

In December 2004, the FASB finalized SFAS No. 123(R), which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) as discussed in Footnote 16 of our consolidated financial statements, “Stock-Based Compensation.”

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

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2006, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is less than one month. As of December 31, 2006, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income before income taxes.

We derive in the range of 70% of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during 2006. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $15.7 million in 2006. Based upon the expenses for 2006, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $0.2 million on our operating income.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2006, the positive impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was $0.1 million on retained earnings.

Item 8.         Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DTS, Inc.:

We have completed integrated audits of DTS, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTS, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 16, 2007

DTS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2006
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,254	$17,097
Short-term investments	78,163	94,368
Accounts receivable, net of allowance for doubtful accounts of $370 and $256 at December 31, 2005 and 2006, respectively	7,311	7,472
Inventories, net	3,261	3,156
Deferred income taxes	7,255	7,059
Prepaid expenses and other current assets	3,112	2,032
Income taxes receivable, net	2,654	2,244
Total current assets	135,010	133,428
Property and equipment, net	7,375	11,338
Intangible assets, net	11,612	18,424
Goodwill	3,585	3,585
Deferred income taxes	303	305
Other assets	369	1,120
Total assets	$158,254	$168,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$5,971
Accrued expenses	6,983	6,853
Deferred revenue	2,630	94
Total current liabilities	12,247	12,918
Deferred income taxes	1,917	—
Other long-term liabilities	—	1,466
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2005 and 2006; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2005 and 2006; 17,473 and 18,024 shares issued and outstanding at December 31, 2005 and 2006, respectively	2	2
Additional paid-in capital	122,847	129,549
Retained earnings	21,241	24,265
Total stockholders’ equity	144,090	153,816
Total liabilities and stockholders’ equity	$158,254	$168,200

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2005	2006
	(Amounts in thousands, except per share amounts)
Revenues:
Technology and film licensing	$49,920	$56,947	$59,053
Product sales and other revenues	11,511	18,305	19,261
Total revenues	61,431	75,252	78,314
Cost of goods sold:
Technology and film licensing	4,451	4,715	4,769
Product sales and other revenues	11,711	14,898	15,635
Total cost of goods sold	16,162	19,613	20,404
Gross profit	45,269	55,639	57,910
Operating expenses:
Selling, general and administrative	27,644	33,960	41,754
Research and development	6,131	9,867	12,334
In-process research and development	—	2,300	—
Separation and restructuring costs	—	—	4,903
Total operating expenses	33,775	46,127	58,991
Income (loss) from operations	11,494	9,512	(1,081)
Interest income, net	1,447	2,524	4,923
Other income (expense), net	(31)	154	—
Income from legal settlement (Note 22)	2,601	—	—
Income before income taxes	15,511	12,190	3,842
Provision for income taxes	5,535	4,282	818
Net income	$9,976	$7,908	$3,024
Net income per common share:
Basic	$0.59	$0.46	$0.17
Diluted	$0.55	$0.43	$0.16
Weighted average shares used to compute net income per common share:
Basic	16,866	17,321	17,623
Diluted	18,143	18,310	18,401

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(Amounts in thousands)
Balance at December 31, 2003	16,513	$2	$115,512	$3,357	$118,871
Exercise of warrants	49	—	—	—	—
Exercise of options and related tax benefit of $4,348	449	—	4,855	—	4,855
Issuance of common stock under employee stock purchase plan	57	—	821	—	821
Issuance costs for follow-up public offering	—	—	(30)	—	(30)
Stock-based compensation charge for options issued to non-employees	—	—	273	—	273
Net income	—	—	—	9,976	9,976
Balance at December 31, 2004	17,068	2	121,431	13,333	134,766
Exercise of warrants	212	—	—	—	—
Exercise of options and related tax benefit of $283	130	—	516	—	516
Issuance of common stock under employee stock purchase plan	63	—	825	—	825
Stock-based compensation charge for options issued to non-employees	—	—	75	—	75
Net income	—	—	—	7,908	7,908
Balance at December 31, 2005	17,473	2	122,847	21,241	144,090
Exercise of warrants	21	—	—	—	—
Exercise of options and related tax benefit of $458	357	—	2,065	—	2,065
Issuance of common stock under employee stock purchase plan	70	—	900	—	900
Restricted stock award grants	103	—	—	—	—
Stock-based compensation charge	—	—	3,737	—	3,737
Net income	—	—	—	3,024	3,024
Balance at December 31, 2006	18,024	$2	$129,549	$24,265	$153,816

See accompanying notes to consolidated financial statements.

DTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2005	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,976	$7,908	$3,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,298	3,793	4,770
Stock-based compensation charges	273	75	3,737
Allowance for doubtful accounts	61	30	10
Loss on disposal of property and equipment	—	5	114
Deferred income taxes	(2,092)	1,003	(2,324)
In-process research and development	—	2,300	—
Tax benefits from stock-based awards	4,348	283	458
Excess tax benefits from stock-based awards	—	—	(411)
Write-down of inventory and other assets	3,871	—	902
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(748)	(2,489)	(159)
Inventories	12	409	(470)
Prepaid expenses and other assets	(1,245)	(228)	263
Accounts payable and accrued expenses	713	(2,139)	(2,343)
Deferred revenue	519	1,184	(2,537)
Income taxes receivable	588	(2,582)	410
Net cash provided by operating activities	17,574	9,552	5,444
Cash flows from investing activities:
Purchases of investments	(114,429)	(103,563)	(163,822)
Maturities of investments	12,413	63,591	73,512
Sales of investments	69,462	57,506	74,105
Purchase of property and equipment	(1,567)	(4,976)	(7,119)
Bridge loan for acquisition	(1,250)	—	—
Cash paid for business and technology acquisitions, net of cash acquired	(1,383)	(11,000)	(950)
Payment for patents and trademarks in process	(90)	(185)	(245)
Net cash provided by (used in) investing activities	(36,844)	1,373	(24,519)
Cash flows from financing activities:
Proceeds from the sale of common stock in connection with the initial and follow-on public offerings, net of issuance costs	(30)	—	—
Proceeds from the issuance of common stock upon exercise of employee stock options	507	233	1,607
Proceeds from the issuance of common stock under employee stock purchase plan	821	825	900
Excess tax benefits from stock-based awards	—	—	411
Net cash provided by financing activities	1,298	1,058	2,918
Net increase (decrease) in cash and cash equivalents	(17,972)	11,983	(16,157)
Cash and cash equivalents, beginning of period	39,243	21,271	33,254
Cash and cash equivalents, end of period	$21,271	$33,254	$17,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$19	$—
Cash paid for income taxes	$482	$3,178	$545

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Note 1—The Company

DTS, Inc. (the “Company”) provides digital entertainment technologies, products and services to the motion picture, consumer electronics, professional audio and related industries. The Company’s Consumer business licenses audio technology, trademarks and know-how to consumer electronics, personal computer, broadcast and professional audio companies, and sells multi-channel audio content and products to consumers. The Company’s Cinema business licenses technology and sells products and services to producers and distributors of feature length films and digital content, and to movie theaters and special venues. The Company’s Digital Images business provides image enhancement, restoration and repair services for moving pictures captured on film or in digital form, television content, and other forms of image content.

The Company commenced operations in 1990 as Digital Theater Systems Corporation (“DTS Corp”). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership (“the Partnership”). In 1994, the Partnership formed DTS Technology, LLC (“DTS Technology”) to develop audio technologies for the consumer electronics and other markets. On October 24, 1997 the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. On July 9, 2003, the Company completed its initial public offering for the sale of 4,091 shares of common stock at a price to the public of $17.00 per share. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the Securities and Exchange Commission (the “SEC”) on July 9, 2003 and a Registration Statement filed pursuant to Rule 426(b) under the Securities Act that was filed on July 9, 2003 (Reg. No. 333-106920). In May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as “DTS Digital Cinema.” In February 2007, the Company’s Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. The sales process has begun and is expected to conclude later in 2007. For additional information, refer to Footnote 24 of the consolidated financial statements, “Subsequent Events.”

Note 2—Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Avica Technology Corporation (“Avica”), a variable interest entity (“VIE”). VIEs are defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”). For additional information regarding Avica, refer to Footnote 3 of the

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

consolidated financial statements, “Consolidation of Avica as a Variable Interest Entity.” All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, and warranties. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, bank certificates of deposit and municipal securities. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Short-Term Investments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Emerging Issues Task Force (“EITF”) No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Short-term investments consist primarily of auction rate and variable rate obligation securities, which are classified as available-for-sale. Auction rate and variable rate obligation securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had no material gross realized or unrealized holding gains or losses from our investments in auction rate and variable rate obligation securities for the years ended December 31, 2004, 2005 and 2006. Other short-term investments are classified as held-to-maturity. All income generated from those investments was recorded as interest income.

Concentration of Business and Credit Risk

The Company markets its products and services to major motion picture producers and distributors, movie theaters, and consumer electronics product manufacturers in the United States and internationally. Although the Company is generally subject to the financial well being of the motion picture industry and

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

the consumer electronics business, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management’s expectations.

There were no customers that accounted for more than 10% of revenues for the years ended December 31, 2004 and 2005. One customer accounted for 13% of revenues for the year ended December 31, 2006. One customer accounted for 17% of accounts receivable at December 31, 2005. One customer accounted for 19% and another for 12% of accounts receivable at December 31, 2006.

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

The Company deposits its cash and cash equivalents in accounts with major financial institutions. At times, such U.S. investments may be in excess of federally insured limits. The Company invests its short-term investments in accounts with major financial institutions, investment grade municipal securities and United States agency securities. The Company has not incurred any significant losses on its investments.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. The Company’s evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, the Company assesses the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. The Company recorded an inventory write-down of $3,871 related to its monochrome projector inventory during the year ended December 31, 2004 due to declines in future demand and technological obsolescence. The Company recorded inventory write-downs of $624 during the year ended December 31, 2006, primarily related to its DTS Entertainment (“DTSE”) inventory. Because the Company redirected the focus of its DTSE business away from the sale and marketing of discs and thus will no longer fully fund those activities, it was determined that DTSE

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

inventories have a lower estimated fair market value than the original cost of those inventories and were therefore written down to their estimated fair market value.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives, which is generally two to five years for machinery and equipment and three to seven years for office furniture and equipment. Leasehold improvements are amortized over their estimated useful lives, or the lease term, whichever is shorter. Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Capitalized Software Costs

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

Long-Lived Assets

The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS No. 142, the Company performs an impairment test on recorded goodwill by comparing the

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

estimated fair value of each of the Company’s three reporting units, which are the same as the Company’s three operating segments, to the carrying value of the assets and liabilities of each unit, including goodwill. The Company determines fair value of the reporting units principally based upon management’s determination of the value of the Company as a whole. This value is determined by considering a number of factors, including the Company’s historical and projected financial results, valuation analysis, risks facing the Company and the liquidity of its common stock. If the carrying value of the assets and liabilities of the reporting units, including goodwill, were to exceed the Company’s estimation of the fair value of the reporting units, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill for each reporting unit. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. To date, there has been no impairment of goodwill.

The Company accounts for intangible assets in accordance with SFAS No. 144. This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value many not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets principally consist of acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets.

Variable Interest Entities

VIEs as defined by FIN 46(R), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest,” or for which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46(R) requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. For variable interest entities, the Company assesses the terms of its interest in each entity to determine if it is the primary beneficiary as prescribed by FIN 46(R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured.

Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred until all of the elements have been delivered or until the Company has established objective and verifiable evidence of the fair

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

value of the undelivered elements. Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria, as described above, are met.

Revenue from the sale of cinema hardware products is recorded upon delivery, assuming all other revenue recognition criteria are met. The licensing, encoding and duplication of motion picture soundtracks for use in the audio playback systems manufactured by the Company is undertaken under arrangements with major film producers and distributors. Revenue arising from the licensing and duplication of soundtracks is recognized upon delivery, assuming all other revenue recognition criteria are met.

Direct costs associated with deferred revenue are deferred and included in other assets. Included in the balance sheet are $2,630 and $1,734 of deferred revenue and costs, respectively, at December 31, 2005. Included in the balance sheet are $94 and $44 of deferred revenue and costs, respectively, at December 31, 2006.

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

Revenue from the sale of multi-channel audio content is recorded upon delivery to retail accounts or end customers, assuming title and risk of loss has transferred to the customer, prices are fixed or determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured. The Company’s shipping terms are customarily FOB shipping point with title transfer and risk of loss transferring to the customer upon shipment.

Management provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary.

Service revenues of $0, $5,328 and $8,015 and cost of sales of $0, $6,277 and $8,243 for the years ended December 31, 2004, 2005 and 2006, respectively, from digital image enhancement, restoration and repair were recognized when completed titles or film reels subject to a customer order or contract were delivered and accepted by the customer and no significant obligations remained assuming all other revenue recognition criteria were met. Prices are established in advance of the work performed and are generally fixed in nature. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. If losses are anticipated on a contract, such losses are recognized immediately.

Shipping and Handling Costs

Costs related to the delivery of products to customers are included in cost of goods sold, and payment for those costs are included in revenue.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Patents and Trademarks

Costs incurred in securing patents and trademarks protecting the Company’s proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically ten years and five years, respectively. The amortization period commences when the patent or trademark is issued.

Research and Development Costs (“R&D”)

The Company conducts its R&D internally and expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, contract services, consultants and other outside costs. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all R&D costs are expensed as incurred.

Acquired In-process Research and Development (“IPR&D”)

The value assigned to acquired in-process research and development is determined by identifying specific acquired in-process research and development projects that would be continued and for which the fair value is estimable with reasonable reliability. Upon consummation of a business combination, acquired in-process research and development is expensed where (i) technological feasibility has not been established at the acquisition date and (ii) there is no alternative future use.

Provision for Warranty Claims

The Company offers a limited warranty for product sales that generally provides customers with a one or three year warranty period against defects. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted by management periodically to reflect actual and anticipated experience.

An analysis of changes in the liability for product warranty claims is as follows:

	For the Years Ended December 31,
	2004	2005	2006
Balance at beginning of period	$81	$162	$365
Current year provision	135	315	84
Expenditures	(54)	(112)	(174)
Balance at end of period	$162	$365	$275

Foreign Currency Translation

The functional currency of the Company’s wholly-owned subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. To date, annual gains and losses have not been significant.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Advertising Expenses

Advertising and promotional costs are expensed as incurred and amounted to $2,508, $2,373 and $2,109 for the years ended December 31, 2004, 2005 and 2006, respectively.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Comprehensive Income,” which established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. To date, comprehensive income does not differ from net income for the periods presented.

Income Taxes

The Company accounts for income taxes utilizing SFAS No. 109 “Accounting for Income Taxes,” as amended. Under SFAS No. 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

Segment Information

The Company uses the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The management approach designates the internal organization used by the chief operating decision maker, the Chief Executive Officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

technical merits of the position. The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN No. 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 and its impact on the Company’s financial position, cash flows, and results of operations.

In June 2006, the FASB EITF issued EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company plans to adopt this issue effective January 1, 2007. Based on the Company’s current evaluation of this issue, the Company does not expect the adoption of EITF Issue No. 06-3 to have a significant impact on its consolidated financial position or results of operations.

In December 2004, the FASB finalized SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 16 of the consolidated financial statements, “Stock-Based Compensation.” In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 3—Consolidation of Avica as a Variable Interest Entity

In November 2006, the Company closed a worldwide exclusive license agreement with Avica, a provider of a suite of technologies, products and services that handle content delivery and presentation for distribution networks. Under the worldwide exclusive license agreement, the Company acquired for $5,000 a worldwide exclusive license for substantially all of Avica’s intellectual property in all fields of use other than military applications. The Company may also be required to pay Avica up to $2,500 upon the Company meeting certain unit sales targets of licensed Avica product. Under an option agreement entered into between the Company and Avica, the Company may elect, in its sole discretion, to purchase substantially all of the assets of Avica for a purchase price not to exceed $1,500. If Avica meets certain

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

obligations to the Company and the Company does not exercise its option before expiration of the term of the agreements or if the Company voluntarily terminates the agreements, the Company may be required to pay up to $500. During the term of the agreements Avica is restricted from entering into material contracts, initiating bankruptcy, commencing any legal actions and paying bonuses, among other items, without first obtaining written consent from the Company.

The Company, Avica and a significant majority of Avica’s shareholders have also entered into a voting agreement, pursuant to which each such Avica shareholder has covenanted (i) to vote in favor of, and not against, the above-noted transactions with the Company and (ii) not to sell or transfer Avica shares without obtaining a written agreement from the transferee to abide by the terms and conditions of the voting agreement.

Although the Company currently has no ownership interest in Avica, it is considered to be a VIE of the Company in accordance with FIN 46(R), and the Company is considered to be the primary beneficiary of Avica. Therefore, the Company has included the assets, liabilities, and results of operations of Avica in its consolidated financial statements from the date of the close of the license agreement. The Company expects the consolidation of Avica will continue to have an impact on its financial results in future periods, because it will continue to recognize the operating losses generated by Avica since the shareholders’ equity of Avica is in a net deficit position.

While the Company has consolidated the liabilities of Avica in accordance with FIN 46(R), it has no obligation to pay any amounts to any of Avica’s creditors. As such, creditors of Avica lack any recourse to the assets of the Company.

The total changes to the Company’s total assets and total liabilities related to the consolidation of  Avica included in the Company’s Consolidated Balance Sheets as of December 31, 2006 were $3,616 and $3,878, respectively.

The total revenues, gross loss, loss from operations and net loss of Avica from the close of the license agreement on November 11, 2006 through December 31, 2006, which is included in the Company’s Consolidated Statement of Operations were $0, $82, $266, and $262, respectively. These amounts are also included in the Company’s Cinema operating segment.

Note 4—Separation and Restructuring Costs

Separation and restructuring costs for the year ended December 31, 2006 were $4.9 million. These costs relate to three components: (i) the separation of the Company’s DTS Digital Cinema business, (ii) the buy-out of a commission agreement related to licensing intellectual property in the China market, and (iii) the write-down of DTSE inventory and other assets.

In August 2006, the Company announced that it was studying the potential separation of its business and in November 2006, the Company announced its intent to proceed with the separation of its Cinema and Digital Images businesses from its Consumer licensing business. The separation costs, which totaled $1.1 million, consist primarily of legal and accounting expenses relating to the proposed separation of its business. The Company expects to continue to incur costs relating to the sale of the DTS Digital Cinema business but cannot currently estimate the amount of any future costs relating to the sale.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

When the Company started its Consumer operations in China in 2003, it engaged a company with a strong presence in China to assist it with certain aspects of these operations. The agreement called for annual payments to the Chinese company based on the profitability of the Company’s China subsidiary and certain other factors. The Company decided to take complete control over its future in China. Therefore, the Company negotiated an early termination of this agreement, which required the Company to make a one-time termination payment of $3.0 million, which was paid in the fourth quarter of 2006.

During the fourth quarter of 2006, the Company wrote-down $0.8 million of DTSE inventory and other assets as part of its restructuring effort to refocus DTSE’s efforts back to more of a licensing and content support role.

Note 5—Cash and Short-term Investments

Cash and short-term investments consist of the following:

	As of December 31,
	2005	2006
Cash and cash equivalents:
Cash	$12,040	$10,038
Money market accounts	21,214	6,033
Municipal securities	—	1,026
Total cash and cash equivalents	$33,254	$17,097
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$8,121	$—
Corporate bonds	3,570	—
Commercial paper	6,993	—
Municipal securities	59,479	64,652
	78,163	64,652
Held-to-maturity securities:
Certificates of deposit	—	522
Corporate bonds	—	5,434
Commercial paper	—	9,316
Municipal securities	—	14,444
	—	29,716
Total short-term investments	$78,163	$94,368

As of December 31, 2005 and 2006, the Company did not have material unrealized gains or losses on its available-for-sale or held-to-maturity securities.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

The contractual maturities of short-term investments at December 31, 2006 are as follows:

Available-for-sale securities:
Due within one year	$11,109
Due after one year through five years	1,104
Due after five years through ten years	1,003
Due after ten years	51,436
64,652
Held-to-maturity securities:
Due within one year	29,716

Total short-term investments	$94,368

Note 6—Inventories

Inventories consist of the following:

	As of December 31,
	2005	2006
Raw materials, net	$1,062	$1,170
Finished goods, net	2,199	1,986
Total inventories, net	$3,261	$3,156

Note 7—Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2005	2006
Machinery and equipment	$6,847	$8,533
Office furniture and fixtures	3,588	3,989
Leasehold improvements	3,697	3,915
Software	590	3,776
	14,722	20,213
Less: Accumulated depreciation	(7,347)	(8,875)
Property and equipment, net	$7,375	$11,338

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Depreciation expense was $1,135, $2,231 and $3,056 for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 8—Acquired Technology

On April 17, 2006, the Company acquired for $1,000 the Digital Booking Systems technology (“DBS”) from FilmStew International, Inc. DBS is an application that enables cinema exhibitors and distributors to manage entertainment content via the internet. DBS allows exhibitors and distributors to conduct business online, thereby accelerating the process of booking playdates, scheduling showtimes, programming trailers, tracking data and facilitating film rental payments. Intangible assets, net, includes $929 for the purchase of this asset, which represents the net present value of the total acquisition cost. As of December 31, 2006, the Company has paid $500 of the total purchase price and the balance is due in two future installments through 2008.

Note 9—Goodwill and Intangibles

In the year ended December 31, 2005, the Company added $3,585 to goodwill in connection with the acquisition of Lowry Digital Images, Inc., which is included in the Digital Images business segment. Subsequent to the acquisition, the business was renamed to DTS Digital Images (“DTS DI”). The Company did not have goodwill prior to this acquisition.

Included in cost of sales is $0, $977 and $1,335 of amortization relating to existing technologies, backlog and customer relationships for the year ended December 31, 2004, 2005 and 2006, respectively. Included in operating expenses is $89, $594 and $379 of amortization relating to non-compete and tradename for the year ended December 31, 2004, 2005 and 2006, respectively. The following table summarizes the weighted average lives and the carrying values of the Company’s acquired intangible and other intangible assets by category:

	Weighted	As of December 31, 2006			As of December 31, 2005
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:
Existing technology	10	$19,905	$(2,564)	$17,341	$11,627	$(1,195)	$10,432
Customer relationships	4	331	(115)	216	331	(21)	310
Non-compete	3	400	(267)	133	400	(133)	267
Backlog	2	100	(100)	—	100	(50)	50
Tradename	1	200	(200)	—	200	(200)	—
		20,936	(3,246)	17,690	12,658	(1,599)	11,059
Other intangible assets:
Patents	10	1,188	(583)	605	965	(528)	437
Trademarks	5	240	(111)	129	215	(99)	116
		1,428	(694)	734	1,180	(627)	553
Total intangible assets		$22,364	$(3,940)	$18,424	$13,838	$(2,226)	$11,612

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

As of December 31, 2006, the Company expects the amortization of intangible assets for future periods to be as follows:

Estimated Amortization Expense
2007	$2,459
2008	2,320
2009	2,233
2010	2,121
2011	1,976
Thereafter	7,315
Total	$18,424

Note 10—Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2005	2006
Accrued payroll and related benefits	$3,898	$3,328
Production advance	1,022	822
Other	2,063	2,703
Total accrued expenses	$6,983	$6,853

Note 11—Bank Line of Credit

The Company has in place a $10,000 credit facility that expires on June 30, 2007 and is renewable annually. The bank agreement provides for working capital financing and is unsecured. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the bank. At December 31, 2006, the Company was compliant with all covenants under the bank agreement.

At December 31, 2006, there were no balances outstanding under this agreement and there was $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances (i) a rate equal to 2% above the LIBOR, or (ii) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not significant.

Note 12—Business Combinations

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

prior to, or in connection with, the acquisition. The cash portion of the acquisition was funded by working capital.

The total purchase price for the acquisition of all of the outstanding shares of DTS DI is as follows:

Cash	$9,642
Bridge loan, including interest	1,261
Direct acquisition costs	1,346
Total purchase price	$12,249

The DTS DI acquisition was accounted for as a purchase business combination. The results of operations of DTS DI are included in our Consolidated Statement of Operations from January 3, 2005. Under the purchase method of accounting, the total purchase price is allocated to DTS DI’s net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the purchase price and the valuation, the purchase price allocation is as follows:

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

IPR&D, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets are being amortized over the following estimated economic useful lives:

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

The former shareholders of DTS DI were entitled to receive shares of DTS common stock if certain gross profit targets in 2006 were met. In the event that the targets were met in full, an aggregate of up to approximately 653,000 shares of DTS common stock would be issued. The gross profit targets were not met in 2006; therefore, no additional compensation is owed to the former shareholders of DTS DI.

The results of operations of DTS DI are included in the Company’s Consolidated Statements of Operations from January 3, 2005, the date of acquisition. For the purposes of presenting the unaudited pro forma financial information, the Company used the income statements of DTS DI for the year ended December 31, 2004. If the Company had acquired DTS DI at the beginning of fiscal year 2004, the Company’s unaudited pro forma net revenues, net income and net income per share for the year ended December 31, 2004 would have been as follows:

Year
Ended
December 31,
2004
Revenue	$66,456
Net income	$8,039
Net income per share—Basic	$0.48
Net income per share—Diluted	$0.44

In July 2004, the Company completed the acquisition of QDesign Corporation for $1,500 in cash. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $450 in cash, which is held by the Company in a restricted account. The Company classifies the restricted cash in other current and non-current assets. The contingent payment is being accounted for as compensation expense ratably over the three-year period ending July 2007, and will be

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

paid out if certain criteria are met. Two payments of $150 each have been made related to the aforementioned contingent amount, one in 2005 and the other in 2006.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

Cash acquired	$117
Property and equipment	15
Acquired technology	1,426
Other assets	8
Total assets acquired	1,566
Liabilities assumed	66
Total	$1,500

Amortizable intangible assets consist of acquired technology with a useful life of eight years.

The results of operations of this acquisition have been included in the Company’s Consolidated Statements of Operations since the completion of the acquisition in July 2004.

Note 13—Commitments and Contingencies

Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2015. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, are as follows:

Years Ending December 31,
2007	$1,092
2008	921
2009	367
2010	284
2011	240
2012 and thereafter	565
$3,469

Rent expense, net of sublease income, amounted to $883, $1,379 and $1,718 for the years ended December 31, 2004, 2005 and 2006, respectively.

Under the terms of the acquisition of QDesign Corporation, the Company has contingently committed to pay a maximum of $150 during 2007 as compensation expense if certain criteria are met. For additional information regarding this commitment, see Footnote 12 of the consolidated financial statements, “Business Combinations.”

In 2005, the Company entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $747, which was due in two equal

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

installments over two years. The Company has a commitment to pay the second installment of $373 during 2007.

The Company also enters into contracts with manufacturers to provide certain manufacturing services. If the Company were to have terminated these contracts at December 31, 2006, it would have to make payments of approximately $2,576.

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

Note 14—Related Party Transactions

One of the Company’s 5% or greater stockholders was both a customer of and a supplier to the Company. Sales to this stockholder totaled $648 for the year ended December 31, 2004. Purchases from the stockholder totaled $39 for the year ended December 31, 2004. This entity was not considered a related party in 2005 or 2006.

The Company had sales of $219 for the year ended December 31, 2004, to a customer which was an 18.8% owned affiliate up until the end of the third quarter of 2005. The Company had sales of $41 to this customer for the nine months ended September 30, 2005. This entity was not considered a related party as of the fourth quarter of 2005 or for the full year of 2006.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Note 15—Income Taxes

United States and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2005	2006
United States	$12,237	$13,746	$9,343
Foreign	3,274	(1,556)	(5,501)
Income before income taxes	$15,511	$12,190	$3,842
Current:
Federal	$5,307	$2,375	$(1,287)
State	1,358	253	456
Foreign	960	184	4,271
Total current	7,625	2,812	3,440
Deferred:
Federal	(1,774)	1,010	(2,326)
State	(316)	460	(296)
Total deferred	(2,090)	1,470	(2,622)
Provision for income taxes	$5,535	$4,282	$818

The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2005	2006
Deferred tax assets:
Accrued revenues	$4,667	$5,146
Loss carryforwards	561	338
Inventory	1,145	1,282
Credit carryforwards	—	2,685
Accounting method change	1,063	835
Deferred Revenue	395	36
Depreciation and amortization	436	—
Compensation expense under SFAS No. 123(R)	—	922
Accrued expenses	895	570
Other assets	152	—
Total deferred tax assets	9,314	11,814
Deferred tax liabilities:
Depreciation and amortization	—	654
Acquired intangibles	3,673	3,796
Total deferred tax liabilities	3,673	4,450
Deferred tax assets, net	5,641	7,364
Current deferred tax assets	7,255	7,059
Non-current deferred tax assets (liabilities), net	$(1,614)	$305
Deferred tax assets, net	5,641	7,364

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

There is no valuation allowance for deferred tax assets of $7,364 at December 31, 2006, based on management’s assessment of the Company’s ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

At December 31, 2006, the Company had approximately $11,019 in tax loss carryforwards.  These tax loss carryforwards consist of federal and state net operating losses of $5,229 and $5,790, respectively, and begin to expire in 2024 and 2014, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $1,688. The future income tax benefit, if realized, will be recorded to additional paid-in capital.

The income tax provision excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes or for which the income tax deduction exceeded the expense recorded for accounting purposes.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2004	2005	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	4.5	5.9	5.1
In-process research and development	—	6.6	—
Effect of varying foreign rates	(6.9)	4.9	62.2
Extraterritorial income exclusion	—	(9.3)	(69.6)
Tax exempt interest	—	(4.1)	(35.8)
Separation and restructuring costs	—	—	10.4
Equity based compensation expense			8.6
Impact of Avica consolidation	—	—	2.4
Research and development credits	—	—	5.4
Domestic Production Activities Deduction			(3.8)
Other	3.1	(3.9)	1.4
Effective tax rate	35.7%	35.1%	21.3%

The Company had not provided for United States income taxes or foreign withholding taxes in its effective tax rate on approximately $1,857 of undistributed earnings from its foreign subsidiaries as of December 31, 2006. The Company intends to reinvest these earnings indefinitely in operations outside of the United States.

The significant rate increase due to the effect on varying foreign income tax rates was largely due to unbenefited losses in certain foreign jurisdictions resulting from cost sharing and service agreement

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

termination payments. However, this was offset by additional benefit from the extraterritorial income exclusion that resulted from a favorable resolution of the Internal Revenue Service (the “IRS”) audit mentioned below.

During the years ended December 31, 2004, the Company received a tax holiday from the Chinese taxing authorities. For the tax year ended December 31, 2005 and 2006, the Company was awarded a reduced tax rate of 18% on income in China based on achieving “high-tech” status, which the Company expects to renew on an annual basis. The tax holiday and reduced rate resulted in reductions to income taxes of $323 and $215 for the years ended December 31, 2005 and 2006, respectively, with earnings per diluted common share benefits for these same periods of $0.02 and $0.01, respectively.

Income tax receivable, net at December 31, 2005 and 2006, includes estimated tax contingencies of $1,410 and $726, respectively, for both domestic and foreign issues. The net decrease of $684 was due mainly to the conclusion of the IRS regular audit of the Company’s 2003 tax returns in June 2006. The Company believes that its accruals for tax liabilities are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating tax contingencies due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

Note 16—Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The Company elected to use the modified-prospective-transition method. Under the transition method, compensation expense recognized beginning January 1, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not restate its results for prior periods.

Prior to January 1, 2006, the Company accounted for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the related FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense. For the years ended December 31, 2005 and 2004, the company recognized no stock-based employee compensation cost from stock options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before taxes and net income for the year ended December 31, 2006, were approximately $3,586 and $2,125 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

and diluted earnings per share for the year ended December 31, 2006 would have been $0.29 and $0.28, respectively, if it had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.17 and $0.16, respectively. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $273, $75 and $3,737 for the years ended December 31, 2004, 2005 and 2006, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, and research and development expenses. Stock-based compensation cost recorded to cost of goods sold for the years ended December 31, 2004, 2005 and 2006 was $0, $0 and $134, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2004, 2005 and 2006 was $273, $75 and $3,140, respectively. Stock-based compensation cost recorded to research and development expenses for the years ended December 31, 2004, 2005 and 2006 was $0, $0 and $463, respectively. The total income tax benefit recognized was $97, $26 and $1,523 for the years ended December 31, 2004, 2005 and 2006, respectively.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $411 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R). During the year ended December 31, 2006, the Company received $1,607 in cash from stock option exercises.

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

If the Company had elected for the years ended December 31, 2004 and 2005 to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been as follows:

	For the Years Ended December 31,
	2004	2005
Net income:
As reported	$9,976	$7,908
Additional stock-based compensation expense determined under the fair value method, net of tax	(1,786)	(5,392)
Pro forma	$8,190	$2,516
Net income per common share—basic:
As reported	$0.59	$0.46
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.11)	(0.31)
Pro forma	$0.48	$0.15
Net income per common share—diluted:
As reported	$0.55	$0.43
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.10)	(0.29)
Pro forma	$0.45	$0.14

The Company has historically recognized compensation cost over the nominal vesting period, whereby if an employee retired before the end of the vesting period, the Company would recognize any remaining unrecognized compensation cost at the date of retirement. The FASB clarified in SFAS No. 123(R) that the fair value of such stock options should be expensed based on recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Company employees are eligible to retire after age 60. For those employees that retire and are eligible, their options may continue to vest upon the original vesting schedules. The SEC recently clarified that companies should continue the vesting method they have been using until adoption of SFAS 123(R), then apply the accelerated non-substantive vesting approach to all subsequent grants to those employees whose options continue to vest after the date of retirement eligibility. For the year ended December 31, 2005, had the Company been accounting for such stock options using the non-substantive vesting approach for retirement-eligible employees, the Company would have not recognized additional stock-based compensation expense.

Various Stock Plans

In 1997, the Company adopted a stock option plan (the “1997 Plan”) for eligible employees, directors and consultants. In 2002, the Company adopted a stock option plan (the “2002 Plan”) for management and certain key employees. Options granted under the plans may be incentive stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder, or non-qualified options. Options generally become exercisable over a four-year period and

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071. Options granted prior to 2002 were granted at exercise prices equal to the preferred stock financing prices, which were in excess of the estimated fair value of the underlying common stock.

In March 2002, the Company offered a stock option replacement program for employees, directors and non-employee consultants participating in the existing plan. Under the stock option replacement program, participants were able to elect to cancel their current options and have those options replaced after six months and one day with options having an exercise price equal to the stock’s then-current fair value. Options to purchase a total of 930 shares were cancelled under the stock option replacement program. On September 30, 2002, six months and 15 days after the cancellation of options exchanged under the option replacement program, the Company granted options to purchase a total of 929 shares of common stock as replacement awards at an exercise price of $1.02, which represented the fair value of the Company’s common stock on that date.

In April 2003, the Company’s Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”) under which an additional 929 shares were authorized for future issuances of common stock. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contains a provision (the “Evergreen Provision”) for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: (i) four percent of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,500 shares, or (iii) a number of shares set by the Board of Directors.

The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2004	2005	2006
Risk free interest rate	3.4%	3.8%	4.4%
Expected lives (years)	4	4	5.8
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	58%

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

There were 571, 685 and 374 options granted during the year ended December 31, 2004, 2005 and 2006, respectively. The weighted average fair value of options granted during the year ended December 31, 2004, 2005 and 2006 was $9.40, $7.62 and $10.56, respectively. Stock-based compensation expense for stock options for the year ended December 31, 2006, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123(R) adjusted by estimated forfeitures as prescribed

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

by SFAS 123(R). Compensation expense for stock options, under SFAS 123(R), was $2,631 for the year ended December 31, 2006.

The following table summarizes information about stock option activity during the year ended December 31, 2006:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,322	$12.73
Granted	374	19.04
Exercised	(357)	4.50
Expired or cancelled	(51)	19.48
Options outstanding at December 31, 2006	2,288	$14.90	7.40	$21,252
Options exercisable at December 31, 2006	1,486	$13.19	6.71	$16,347

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 1.02 - $ 3.07	573	5.66	$1.02	573	$1.02
3.08 - 6.16	8	2.31	4.15	7	4.10
6.17 - 9.23	10	6.20	8.02	7	8.02
9.24 - 12.31	3	6.29	10.59	3	10.57
12.32 - 15.40	59	7.70	14.16	24	13.87
15.41 - 18.47	735	8.46	17.11	221	16.52
18.48 - 21.55	308	8.61	19.75	81	19.74
21.56 - 24.63	557	7.23	23.18	535	23.12
24.64 - 27.71	28	6.92	25.94	28	25.94
27.72 - 30.79	7	6.77	30.79	7	30.79
$ 1.02 - $30.79	2,288	7.40	$14.90	1,486	$13.19

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
(Amounts in thousands, except per share data)

Committee’s decision to accelerate the vesting of the affected stock options was based upon the required adoption of SFAS No. 123(R).

The aggregate intrinsic value of options exercised during the year ended December 31, 2004, 2005 and 2006 was $10,338, $2,173 and $6,121, respectively. As of December 31, 2006, total remaining unearned compensation related to unvested stock options was approximately $5,253, which will be amortized over the weighted-average remaining service period of two years.

In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2006, the number of shares reserved under the 2003 Plan was increased by 698,901 shares.

On April 17, 2003, the Company’s Board adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan (“ESPP”), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500, with a provision (the “Evergreen Provision”) that provides for an automatic increase in the number of shares available for issuance on January 1, 2004 and each January 1 thereafter until and including January 1, 2013 by the lesser of: (i) 500 shares, (ii) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or (iii) a lesser amount determined by the Board of Directors. Under the ESPP, shares are only issued during the second and fourth quarter of each year. The values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	2004	2005	2006
Risk free interest rate	1.4%	2.6%	4.5%
Expected lives (years)	1.3	1.3	0.8
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	63%

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

In accordance with the Evergreen Provision in the ESPP, and as approved by the Board of Directors, effective January 1, 2006, the number of shares reserved under the ESPP was increased by 100 shares. Compensation expense under the ESPP was $405 for the year ended December 31, 2006.

During 2006, the Compensation Committee of the Board of Directors approved a grant of 93 shares of restricted stock to executive officers and employees pursuant to the 2003 Plan. The shares of restricted stock granted to executive officers and employees generally vest in equal annual installments on each of the four year anniversaries following the date of grant. Also during 2006, in accordance with the 2003 Plan, 12 shares of restricted stock were automatically issued to the outside directors. The shares of restricted stock granted to outside directors generally vest on the one year anniversary following the date of grant. Compensation expense on these shares was $550 for the year ended December 31, 2006.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

The following table summarizes information about restricted stock activity during the year ended December 31, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Granted	105	$18.92
Vested	(5)	18.32
Forfeited	—	—
Unvested stock at December 31, 2006	100	$18.95

As of December 31, 2006, total remaining unearned compensation related to restricted stock was $1,297, which will be amortized over the weighted-average remaining service period of two years.

Non-Employee Equity Awards

The Company grants options to purchase shares of common stock to non-employee consultants. Additionally the terms of the plan allow employees who are terminated, but have continuing service obligations to the Company to continue vesting in their options. As such the Company recorded stock-based compensation expense in selling, general and administrative expense of $273, $75 and $151 for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 17—Defined Contribution Plan

The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee’s contributions up to 6% of salary. Effective beginning in 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% of salary if certain financial targets are met. For the years ended December 31, 2004, 2005 and 2006, the costs of these matching payments were $194, $223 and $199, respectively.

Note 18—Common Stock Warrants

In connection with the reorganization as described in Footnote 1 of the consolidated financial statements, “The Company”, each of the former stockholders and the Partnership members of the predecessor entities were also granted warrants to acquire a pro-rata number of 2,127 shares of the Company’s common stock at an exercise price of $12.14 per share at any time through December 31, 2007. As the reorganization was accounted for as a common control transaction, no additional value was ascribed to these warrants.

As of December 31, 2006, there were warrants outstanding to acquire 7 shares of common stock with an exercise price of $12.14 per share.

Note 19—Stock Repurchase Plan

In August 2006, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of the Company’s common stock in the open market or in privately negotiated transactions. At December 31, 2006, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Note 20—Operating Segment and Geographic Information

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

During the first quarter of 2007, the Company announced that its Board of Directors approved a plan to sell its DTS Digital Cinema business, which is comprised of its Cinema business segment and Digital Images business segment. Therefore, the Company has included a subtotal representing the DTS Digital Cinema business.

The Company does not separately identify and manage capital expenditures or long-lived assets related to these three business segments.

The Company’s reportable segments and geographical information are as follows:

	Revenues by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$41,886	$48,180	$50,039
Cinema business	19,545	21,744	20,260
Digital Images business	—	5,328	8,015
DTS Digital Cinema business	19,545	27,072	28,275
Total revenues	$61,431	$75,252	$78,314

No customers accounted for more than 10% of revenues for any business segment in 2004 or 2005. One Consumer customer accounted for 13% of total revenues in 2006.

	Gross Profit by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$39,821	$45,970	$48,345
Cinema business	5,448	10,618	9,793
Digital Images business	—	(949)	(228)
DTS Digital Cinema business	5,448	9,669	9,565
Total gross profit	$45,269	$55,639	$57,910

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

	Income (Loss) From Operations by Segment
	For the Years Ended December 31,
	2004	2005	2006
Consumer business	$19,969	$21,139	$15,130
Cinema business	(8,475)	(4,051)	(10,025)
Digital Images business	—	(7,576)	(6,186)
DTS Digital Cinema business	(8,475)	(11,627)	(16,211)
Total income (loss) from operations	$11,494	$9,512	$(1,081)

Included in the Consumer business segment’s loss for the year ended December 31, 2006 is the $3.8 million of restructuring costs relating to the early termination of a business agreement related to the Company’s licensing of intellectual property in China and the write-down of DTSE inventory and other related assets. Included in the Cinema business segment’s loss for the year ended December 31, 2006 is the $1.1 million of separation costs relating to the separation of the Company’s DTS Digital Cinema business. Included in gross profit and loss from operations for the Cinema business for the year ended December 31, 2004 is a $3,871 write-down of the monochrome projector inventory.

The Consumer business income from operations includes depreciation and amortization expense of $753, $1,170 and $1,380 for the years ended December 31, 2004, 2005 and 2006, respectively. The Cinema business loss from operations includes depreciation and amortization expense of $545, $588 and $1,063 for the years ended December 31, 2004, 2005 and 2006, respectively. The Digital Images business loss from operations includes depreciation and amortization expense of $2,035 and $2,327 for the years ended December 31, 2005 and 2006, respectively. The Digital Images business loss from operations also includes a charge of $2,300 for in-process research and development for 2005.

	Revenues by Geographic Region
	For the Years Ended December 31,
	2004	2005	2006
United States	$17,830	$27,157	$23,168
Japan	17,516	18,870	18,316
Taiwan	279	3,251	10,309
South Korea	7,772	8,248	7,847
China	6,936	6,702	3,365
Other international	11,098	11,024	15,309
Total international	43,601	48,095	55,146
Total revenues	$61,431	$75,252	$78,314

The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2004	2005	2006
United States	$3,099	$5,859	$9,694
International	2,219	1,516	1,644
Total long-lived assets	$5,318	$7,375	$11,338

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Note 21—Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2004	2005	2006
	(Amounts in thousands, except per share amounts)
Basic net income per share:
Numerator:
Net income	$9,976	$7,908	$3,024
Denominator:
Weighted average basic shares outstanding	16,866	17,321	17,623
Basic net income per common share	$0.59	$0.46	$0.17
Diluted net income per share:
Numerator:
Net income	$9,976	$7,908	$3,024
Denominator:
Weighted average shares outstanding	16,866	17,321	17,623
Effect of dilutive securities:
Common stock options	1,003	930	745
Common stock warrants	274	59	14
Restricted stock	—	—	13
ESPP	—	—	6
Diluted shares outstanding	18,143	18,310	18,401
Diluted net income per common share	$0.55	$0.43	$0.16

For the years ended December 31, 2004, 2005 and 2006, 598, 795 and 1,176 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 22—Income From Legal Settlement

The Company is involved in various legal actions arising in the ordinary course of business, which may involve commercial transactions, product liability, and health and safety matters. These claims have not had, and are not expected to have, a material adverse effect on the Company’s financial condition or results of operations.

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

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except per share data)

Note 23—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,	Sep. 30,		Dec. 31,
2006
Revenues	$28,701	$16,897	$15,253		$17,463
Gross profit	$22,559	$11,863	$10,931		$12,557
Net income (loss)	$7,007	$1,883	$(898	)(1)	$(4,968	)(2)
Basic earnings (loss) per share	$0.40	$0.11	$(0.05)		$(0.28)
Diluted earnings (loss) per share	$0.38	$0.10	$(0.05)		$(0.28)
2005
Revenues	$22,057	$17,728	$17,553		$17,914
Gross profit	$17,594	$12,698	$12,909		$12,438
Net income	$3,556	$1,816	$1,194		$1,342
Basic earnings per share	$0.21	$0.10	$0.07		$0.08
Diluted earnings per share	$0.19	$0.10	$0.07		$0.07

(1)          Includes $396 of expense for the separation of our business. For additional information, refer to Footnote 4 of the consolidated financial statements, “Separation and Restructuring Costs.”

(2)          Includes $749, $3,000 and $449 of expenses for the separation of our business, the early termination of a business agreement and write-down of DTSE inventory and other assets, respectively. For additional information, refer to Footnote 4 of the consolidated financial statements, “Separation and Restructuring Costs.” Also includes $262 for the impact of consolidating Avica, as discussed in Footnote 3 of the consolidated financial statements, “Consolidation of Avica as a Variable Interest Entity.”

Note 24—Subsequent Events

In February 2007, the Company announced that its Board of Directors had approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007.

The following table presents total current assets, total assets, total current liabilities and total liabilities for DTS Digital Cinema included in the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2006.

	As of December 31,
	2005	2006
Total current assets	$13,723	$11,572
Total assets	$32,248	$37,952
Total current liabilities	$7,228	$7,167
Total liabilities	$7,228	$8,633

Additionally, the following table presents total revenues, gross profit and loss from operations for DTS Digital Cinema included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006.

	For the Years Ended December 31,
	2004	2005	2006
Total revenues	$19,545	$27,072	$28,275
Gross profit	$5,448	$9,669	$9,565
Loss from operations	$8,475	$11,627	$16,211

DTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts: (1)
2004	$429	$61	$88	$402
2005	402	30	62	370
2006	370	10	124	256
Allowance for obsolescence: (2)
2004	393	4,312	99	4,606
2005	4,606	—	1,715	2,891
2006	2,891	624	214	3,301

(1)          The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

(2)          The additions to the allowance for obsolescence represent the estimated amounts of inventoried product, which we estimate will not be consumed or sold in a timely manner, and also includes amounts estimated for lower of cost or market adjustments. Deductions represent the write-off or sale of that inventory.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including the Company’s Chief Executive Officer and Chief Financial Offer as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8.

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

Item 9B.               Other Information

The Company has entered into an employment agreement, effective as of June 28, 2006, with Sharon Faltemier. The Company has filed this agreement as exhibit 10.72 included with this Report.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information concerning our executive officers to be included under the caption “Executive Officers and Significant Employees” in our proxy statement relating to our 2007 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2006 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.                 Executive Compensation

The information to be included in the Proxy Statement under the captions “Executive Compensation,” “Compensation Discussion and Analysis,”  “Compensation of Directors” and “Report of Compensation Committee on Executive Compensation” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

3.3	[reserved]
3.5	Restated Bylaws(3)
3.6	Audit Committee Charter(18)
3.7	Compensation Committee Charter
3.8	Nominating/Corporate Governance Committee Charter(18)
3.9	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005(9)
4.1	Specimen Common Stock Certificate(2)
10.1	Registration Rights Agreement, dated October 24, 1997(1)
10.2	Amended and Restated Registration Rights Agreement, dated January 27, 2000(1)
10.3	[reserved]
10.4	[reserved]
10.5	[reserved]
10.6	[reserved]
10.7	1997 Stock Option Plan(1)*
10.8	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.9	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.10	2002 Stock Option Plan(1)*
10.11	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.12	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.13	2003 Equity Incentive Plan(2)*
10.14	Form of Grant of Stock Option under 2003 Equity Incentive Plan(2)*
10.15	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(2)*
10.16	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(2)*
10.16.1	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)(20)*

10.16.2	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)(20)*
10.17	2003 Employee Stock Purchase Plan(2)*
10.18	2003 Foreign Subsidiary Employee Stock Purchase Plan(2)*
10.19	Replacement Warrant to Purchase Common Stock between the Registrant and Comerica Incorporated, dated February 27, 2004(4)
10.20	Replacement Warrant to purchase Common Stock between the Registrant and J.P. Morgan Securities Inc., dated January 9, 2004(4)
10.21	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.22	Amendment to Warrants issued October 24, 1997(1)
10.23	Form of Existing Shareholder Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.24	Replacement Warrant to Purchase Common Stock between the Registrant and W. Paul Smith, dated January 20, 2004(4)
10.25	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated January 27, 2000(1)
10.26	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated September 30, 2000(1)
10.27	Amendment to Warrants issued January 27, 2000 and September 30, 2000(1)
10.28	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997(1)
10.29	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002(1)
10.30	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002(1)
10.31	[reserved]
10.32	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(1)*
10.33	[reserved]
10.34	[reserved]
10.35	[reserved]
10.36	[reserved]
10.37	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(1)*
10.38	Purchase-Sales Agreement dated as of March 13, 2002, between the Registrant and InFocus Corporation(1)†
10.39	Form of Indemnification Agreement between the Registrant and its directors(1)
10.40	Form of Indemnification Agreement between the Registrant and its officers(1)

10.41	Letter Agreement dated March 9, 2004, by and between the Registrant and InFocus Corporation amending the Purchase-Sales Agreement between such parties dated as of March 13, 2002(5)†
10.42	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(6)
10.42.1	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005(18)
10.42.2	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective June 12, 2006
10.43	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated June 9, 2004(7)*
10.44	Employment Agreement by and between the Registrant and Don Bird, executed October 1, 2004(8)*
10.45	Secured Convertible Note Purchase Agreement dated December 17, 2004 and Secured Convertible Promissory Note dated December 17, 2004 by and between Lowry Digital Images, Inc. and DTS, Inc.(8)
10.46	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(9)*
10.47	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(9)*
10.48	Employment Agreement by and between the Registrant and Andrea Nee, effective as of May 20, 2005(9)*
10.49	Employment Agreement by and between the Registrant and Jan Wissmuller, effective as of May 20, 2005(9)*
10.50	Second Amendment to Service Agreement between the Registrant and Mr. William Paul Smith, dated June 3, 2005(9)*
10.51	Employment Agreement by and between the Registrant and Don Bird, effective as of May 20, 2005(9)*
10.52	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005(9)*
10.53	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(9)*
10.54	Employment Agreement by and between the Registrant and William Neighbors, effective as of May 18, 2005(9)*
10.55	Registration Rights Agreement, dated as of January 3, 2005 by and among the Registrant and John Lowry, as Stockholder Representative(10)
10.56	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and John Lowry(10)*
10.57	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Michael Inchalik(10)*
10.58	Employment Agreement, dated as of January 3, 2005 by and between DTS Canada ULC, the Registrant and Ian Cavén(10)*

10.59	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Ian Godin(10)*
10.60	Employment Agreement, effective as of January 3, 2005, between the Registrant and Daniel E. Slusser(11)*
10.61	Summary of 2004 bonus payments for the Chief Executive Officer and other Named Executive Officers(12)*
10.62	Summary of Director compensation arrangement and related amendments to 2003 Equity Incentive Plan(13)*
10.63	Summary of option grants to and 2005 salaries for the Chief Executive Officer and other Named Executive Officers(14)*
10.64	2005 Performance Incentive Plan(14)*
10.65	Summary of performance objectives and bonus targets with respect to incentive bonuses for 2005 for the Chief Executive Officer and other Named Executive Officers(15)*
10.66	Description of acceleration of vesting of certain unvested stock options(16)*
10.67	Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of January 2, 2006(19)*
10.68	Amendment to Employment Agreement, dated as of October 1, 2006, between the Registrant and Daniel E. Slusser(20)*
10.69	Exclusive License Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(21) †
10.70	Option Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(21) †
10.71	Summary of 2005 bonus payments for the Chief Executive Officer and other Named Executive Officers(17)*
10.72	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006
21.1	List of all subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

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

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005.

(16) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005.

(17) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

(18) Incorporated by reference to the identically numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(19) Incorporated by reference to the Registrant’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(20) Incorporated by reference to the Registrant’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

(20) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.

(21) Incorporated by reference to the Registrant’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

†                    Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2007.

DTS, INC.
By:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JON E. KIRCHNER	President, Chief Executive	March 16, 2007
Jon E. Kirchner	Officer, and Director (principal
executive officer)
/s/ MELVIN L. FLANIGAN	Executive Vice President,	March 16, 2007
Melvin L. Flanigan	Finance and Chief Financial
Officer (principal financial and
accounting officer)
/s/ DANIEL E. SLUSSER	Chairman of the Board	March 16, 2007
Daniel E. Slusser
/s/ JOERG D. AGIN	Director	March 16, 2007
Joerg D. Agin
/s/ C. ANN BUSBY	Director	March 16, 2007
C. Ann Busby
/s/ JOSEPH A. FISCHER	Director	March 16, 2007
Joseph A. Fischer
/s/ JAMES B. MCELWEE	Director	March 16, 2007
James B. McElwee
/s/ RONALD N. STONE	Director	March 16, 2007
Ronald N. Stone