Form 10-Q
period 2007-03-31
DTS, INC.
filed 2007-05-15
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007 a total of 18,187,715 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.

FORM 10-Q

DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements

DTS, Inc.
Consolidated Balance Sheets

	As of	As of
	December 31,	March 31,
	2006	2007
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,392	$19,113
Short-term investments	94,368	84,579
Accounts receivable, net of allowance for doubtful accounts of $48 and $46 at December 31, 2006 and March 31, 2007, respectively	2,550	5,209
Deferred income taxes	7,059	7,059
Prepaid expenses and other current assets	1,525	1,676
Income taxes receivable, net	2,244	3,345
Assets of discontinued operations held for sale	11,290	8,910
Total current assets	133,428	129,891
Property and equipment, net	5,982	6,559
Intangible assets, net	1,852	1,812
Deferred income taxes	305	753
Other assets	989	987
Assets of discontinued operations held for sale	25,644	26,293
Total assets	$168,200	$166,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$516
Accrued expenses and other liabilities	3,832	4,134
Liabilities of discontinued operations held for sale	7,944	3,951
Total current liabilities	12,918	8,601
Other long-term liabilities	—	1,392
Liabilities of discontinued operations held for sale	1,466	1,469
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2006 and March 31, 2007; no shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2006 and March 31, 2007; 18,024 and 18,174 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	2	2
Additional paid-in capital	129,549	131,838
Retained earnings	24,265	22,953
Accumulated other comprehensive income	—	40
Total stockholders’ equity	153,816	154,833
Total liabilities and stockholders’ equity	$168,200	$166,295

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2006	2007
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$20,682	$12,608
Cost of revenue	409	255
Gross profit	20,273	12,353
Operating expenses:
Selling, general and administrative	7,266	8,072
Research and development	1,578	1,604
Total operating expenses	8,844	9,676
Income from operations	11,429	2,677
Interest and other income, net	1,060	356
Income from continuing operations before income taxes	12,489	3,033
Provision for income taxes	5,824	1,050
Income from continuing operations	6,665	1,983
Income (loss) from discontinued operations, net of tax	342	(2,748)
Net income (loss)	$7,007	$(765)
Net income (loss) per common share:
Basic:
Continuing operations	$0.38	$0.11
Discontinued operations	0.02	(0.15)
Net income (loss)	$0.40	$(0.04)
Diluted:
Continuing operations	$0.36	$0.11
Discontinued operations	0.02	(0.15)
Net income (loss)	$0.38	$(0.04)
Weighted average shares used to compute net income (loss) per common share:
Basic	17,495	17,965
Diluted	18,292	18,673

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2006	2007
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$7,007	$(765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062	977
Stock-based compensation charges	682	1,256
Deferred income taxes	121	(328)
Tax benefits from stock-based awards	112	566
Excess tax benefits from stock-based awards	(112)	(561)
Other	223	45
Changes in operating assets and liabilities:
Accounts receivable	1,040	(2,748)
Inventories	(99)	264
Prepaid expenses and other assets	751	171
Accounts payable, accrued expenses and other liabilities	(462)	(3,623)
Deferred revenue	(2,388)	34
Income taxes receivable	1,476	(1,065)
Net cash provided by (used in) operating activities	9,413	(5,777)
Cash flows from investing activities:
Purchases of investments	(48,616)	(18,547)
Maturities of investments	26,213	16,536
Sales of investments	11,139	11,800
Cash paid for business and technology acquisitions, net of cash acquired	(200)	—
Purchase of property and equipment	(1,808)	(2,143)
Payment for patents and trademarks in process	(32)	(44)
Net cash (used in) provided by investing activities	(13,304)	7,602
Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options and restricted stock vesting, net	292	467
Excess tax benefits from stock-based compensation	112	561
Net cash provided by financing activities	404	1,028
Net change in cash and cash equivalents of discontinued operations	—	1,868
Net (decrease) increase in cash and cash equivalents	(3,487)	4,721
Cash and cash equivalents, beginning of period	33,254	14,392
Cash and cash equivalents, end of period	$29,767	$19,113

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at March 31, 2007, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as “DTS Digital Cinema.” In February 2007, the Company’s Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. The sales process has begun and is expected to conclude later in 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the first quarter of 2007, DTS Digital Cinema’s assets and liabilities were classified as held for sale and its operations were classified as discontinued operations. As a result, the Company reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. Depreciation and amortization has been eliminated from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations. For additional information, refer to Footnote 11 of the consolidated financial statements, “Discontinued Operations.”

All discussions and amounts in this report, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

Note 2—Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 effective January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

Note 3—Short-term Investment Income

In the first quarter of 2007, the Company’s management identified an error in its accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $660. The correction has decreased income from continuing operations before income taxes by $660 and income from continuing operations by $500. Although this correction was an out-of-period adjustment, the Company’s management determined that the effect on previously filed reports was not material.

Note 4—Certain Balance Sheet Items

Property and equipment consist of the following:

	As of December 31, 2006	As of March 31, 2007
Machinery and equipment	$1,414	$1,391
Office furniture and fixtures	3,345	3,658
Leasehold improvements	2,830	2,823
Software	3,606	4,289
	11,195	12,161
Less: Accumulated depreciation	(5,213)	(5,602)
Property and equipment, net	$5,982	$6,559

Note 5—Business Combinations

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

Note 6—Bank Line of Credit

The Company has a $10,000 unsecured working capital facility that expires on June 30, 2007, and is renewable annually. The bank agreement requires the Company to comply with certain covenants including a tangible effective net worth of $60,000, increasing by 50% of net income on an annual basis. The covenants also require the Company to keep $2,000 in cash or securities at the issuing bank. At March 31, 2007, the Company was compliant with all covenants under the bank agreement.

At March 31, 2007, there was no balance outstanding and $10,000 of available borrowings under this credit facility. Future borrowings will bear interest based on either of the two options the Company selects at the time of advances 1) a rate equal to 2% above the bank’s LIBOR, or 2) a rate equal to the Base Rate as quoted from the bank less one-half percent. The annual commitment fee for this line of credit is not material.

Note 7—Commitments and Contingencies

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

Note 8—Income Taxes

For the three months ended March 31, 2007, the Company recorded an income tax provision of $1,050 on pre-tax income from continuing operations of $3,033. This resulted in an effective tax rate of 35%. These rates differed from the statutory rates primarily due to tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount due to the difference between the income tax provision for the Company and the income tax provision for continuing operations was recorded in discontinued operations as its tax provision.

Effective January 1, 2007, the Company adopted FIN No. 48. The Company has also applied FSP FIN48-1, “Definition of Settlement in FASB Interpretation 48” to clarify when a tax position has been settled under paragraph 10(b) of FIN No. 48. Upon adoption of FIN No. 48, the Company recognized a $547 increase in tax reserves, which was accounted for as a reduction of $547 in the beginning retained earnings.

At the beginning of 2007, the Company’s liability for uncertain tax positions was $1.4 million, which was recorded in other long-term liabilities. The entire unrecognized tax benefits of $1.4 million would affect the Company’s effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes in components of the liability in the first quarter of 2007. The Company does not currently anticipate its uncertain income tax positions will increase or decrease prior to March 31, 2008, however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and penalties, such items have been classified in the financial statements as income tax expense.

With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service concluded its regular audit of the Company’s 2003 tax returns in June 2006.

Note 9—Comprehensive Income (Loss)

During the quarter ended March 31, 2007, the functional currency of one of the Company’s wholly-owned subsidiaries changed from the United States dollar to the currency of the primary economic environment in which it operates. The translation adjustments resulting from translating the functional currency into United States dollars of $40 has been deferred as a component of accumulated other comprehensive income in stockholders’ equity. Comprehensive income (loss) for the three months ended March 31, 2006 and 2007 is $7,007 and $(725), respectively.

Note 10—Operating Segment and Geographic Information

Prior to 2007, the Company operated its business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as “DTS Digital Cinema.” In February 2007, the Company’s Board of Directors approved a plan to sell its DTS Digital Cinema business. Due to the plan of sale, DTS Digital Cinema has been classified as discontinued operations. Therefore, the Company’s continuing business operates as a single reporting unit previously known as the Consumer business.

The Company’s geographical information for the three months ended March 31, 2006 and 2007 are as follows:

	For the Three Months Ended March 31,
	2006	2007
United States	$1,538	$1,457
International	19,144	11,151
Total revenues	$20,682	$12,608

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets at December 31, 2006 and March 31, 2007:

	Long-Lived Assets
	As of December 31, 2006	As of March 31, 2007
United States	$5,550	$6,111
International	432	448
Total long-lived assets	$5,982	$6,559

Note 11—Discontinued Operations

The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of March 31, 2007.

	As of December 31, 2006	As of March 31, 2007
Assets:
Cash	$2,705	$837
Accounts receivable, net	4,922	5,011
Inventories	3,058	2,622
Prepaid expenses and other current assets	605	440
Assets of discontinued operations held for sale	11,290	8,910
Property and equipment, net	5,356	6,255
Intangible assets, net	16,572	16,341
Goodwill	3,585	3,585
Other	131	112
Assets of discontinued operations held for sale	25,644	26,293
Assets of discontinued operations held for sale	$36,934	$35,203
Liabilities:
Accounts payable	$4,829	$1,429
Accrued expenses and other liabilities	3,115	2,522
Liabilities of discontinued operations held for sale	7,944	3,951
Other long-term liabilities	1,466	1,469
Liabilities of discontinued operations held for sale	$1,466	$1,469
Liabilities of discontined operations held for sale	$9,410	$5,420
Net assets of discontinued operations held for sale	$27,524	$29,783

In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three months ended March 31, 2006 and 2007.

	For the Three Months Ended March 31,
	2006	2007
Revenue	$8,019	$6,286
Pre-tax loss	(1,470)	(4,352)
Income tax benefit	1,812	1,604
Income (loss) from discontinued operations, net of tax	$342	$(2,748)

Avica—A Variable Interest Entity

In November 2006, the Company closed a worldwide exclusive license agreement with Avica Technology Corporation (“Avica”), a provider of a suite of technologies, products and services that handle content delivery and presentation for digital distribution networks. Although the Company currently has no ownership interest in Avica, it is considered to be a variable interest entity of the Company, in conformity with FIN 46(R), “Consolidation of Variable Interest Entities—an Interpretation of Accounting

Research Bulletin No.51,” as the Company is considered to be the primary beneficiary of Avica. Therefore, the Company has included the assets, liabilities, and results of operations of Avica in its consolidated financial statements from the date of the close of the license agreement. The Company expects the consolidation of Avica will continue to have an impact on its financial results from discontinued operations in future periods, because it will continue to recognize the operating losses generated by Avica given that Avica’s shareholders’ equity is in a net deficit position.

While the Company has consolidated the liabilities of Avica in accordance with FIN 46(R), it has no obligation to pay any amounts to any of Avica’s creditors. As such, creditors of Avica lack any recourse to the assets of the Company.

The changes to the Company’s total assets and total liabilities related to the consolidation of Avica included in the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of December 31, 2006 were $3,616 and $3,878, respectively. The changes to the Company’s total assets and total liabilities related to the consolidation of Avica included in the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of March 31, 2007 were $1,684 and $2,327, respectively. Included in the loss from discontinued operations, net of tax for the three months ended March 31, 2007 is Avica’s loss for this period of $381.

Note 12—Net Income/(Loss) Per Common Share

Basic net income/(loss) per common share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per common share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the ESPP using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2006	2007
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$6,665	$1,983
Income (loss) from discontinued operations	342	(2,748)
Net income (loss)	$7,007	$(765)
Denominator:
Weighted average common shares outstanding	17,495	17,965
Continuing operations	$0.38	$0.11
Discontinued operations	0.02	(0.15)
Basic net income (loss) per common share	$0.40	$(0.04)
Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$6,665	$1,983
Income (loss) from discontinued operations	342	(2,748)
Net income (loss)	$7,007	$(765)
Denominator:
Weighted average shares outstanding	17,495	17,965
Effect of dilutive securities:
Common stock options	776	664
Common stock warrants	21	3
Restricted stock	—	31
ESPP	—	10
Diluted shares outstanding	18,292	18,673
Continuing operations	$0.36	$0.11
Discontinued operations	0.02	(0.15)
Diluted net income (loss) per common share	$0.38	$(0.04)

For the three months ended March 31, 2006 and 2007, 1,144 and 155 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings/(loss) per share because their inclusion would have been anti-dilutive.

Note 13—Stock Repurchase Plan

In August 2006, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of the Company’s common stock in the open market or in privately negotiated transactions. At March 31, 2007, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our industry, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar effect, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed in or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and elsewhere in this Form 10-Q, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-K. We cannot guarantee future results, levels of activity, performance, or achievements. We do not intend to update these forward-looking statements to reflect future events or circumstances. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q.

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

In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and is expected to conclude later in 2007. The DTS Digital Cinema business intends to focus on the potentially large and emerging market for digital cinema products and services. In accordance with SFAS No. 144, during the first quarter of 2007, DTS Digital Cinema’s assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

All discussions and amounts herein for all periods presented relate to continuing operations only unless otherwise noted.

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

Our cost of revenues consists primarily of amounts paid for products and materials, salaries and related benefits for operations personnel, depreciation of operations equipment, amortization of acquired intangibles and payments to third parties for licensing technology and copyrighted material.

Our selling, general, and administrative expenses consist primarily of salaries, commissions, and related benefits for personnel engaged in sales, corporate administration, finance, human resources, information systems, and legal and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

Trends, Opportunities, and Challenges

Our revenue is primarily dependent upon the DVD-based home theater market, which has experienced rapid growth over the past several years. However, we have recently experienced softness in our DVD player trademark licensing program, and expect continued softness in this area as the DVD player market transitions to high definition formats. The success of DVD-Video-based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology for next generation players, our revenue growth should more closely track the growth rate for sales of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected further decline in DVD player shipments. Further, we believe that mandatory inclusion in next generation optical disc standards will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems. If we are removed from mandatory status in next generation high definition optical disc standards, it would cause revenue growth to be significantly lower than expected and would have a material adverse effect on our business.

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

In January 2007, we announced a partnership with Coding Technologies which will allow high definition broadcasts of MPEG-4 transmissions in the advanced AAC-Plus audio codec to be transcoded to DTS Digital Surround in set-top boxes for playout through DTS-capable AV receivers. This DTS/Coding Technologies solution has been adopted as a mandatory part of Norway’s digital terrestrial set-top box standard.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, inventories, intangible assets, income taxes, impairment of long-lived assets, stock-based compensation, and contingencies and litigation. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 16, 2007.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2007 decreased 39% to $12.6 million from $20.7 million for the three months ended March 31, 2006. The decrease in revenues was primarily attributable to a decrease in royalty recoveries of $9.2 million from intellectual property compliance and enforcement activities. We are continuing to experience solid growth in revenues from the car audio systems market, which more than doubled during the first quarter of 2007 relative to the first quarter of 2006. In addition, we received our first revenue contributions from Blu-ray Disc and HD DVD during the quarter ended March 31, 2007, with such royalties comprising over 5% of total revenue for the period. However, we remain cautious in our overall outlook due to uncertainties surrounding the consumer electronics market, particularly with respect to the timing and rate of adoption of the new high definition formats. We continue to expect technology licensing revenues to grow modestly in 2007, driven primarily by expected contributions from Blu-ray Disc and HD DVD based products such as game consoles, PCs and DVD players.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2007 and 2006, was 98% of revenues in both periods. We expect consolidated gross margins in the 97% to 98% range for 2007.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended March 31, 2007 increased 11% to $8.1 million from $7.3 million for the three months ended March 31, 2006. The increase is primarily due to salaries and related costs, and increases in stock-based compensation expense related to additional employee equity grants since March 31, 2006. We also incurred additional expenses related to professional services to support our continued growth.

We expect SG&A expenses to increase to support our growth initiatives including acquisitions, international expansion and intellectual property enforcement activities related to the launch of our DTS-HD initiative.

Research and Development (“R&D”)

R&D expenses for the three months ended March 31, 2007 and 2006, was $1.6 million in both periods. During the first quarter of 2007, we received expense reimbursements under certain research grants totaling approximately $0.2 million which was offset by small spending increases in salaries and related expenses. We will continue to invest in R&D to support our broadening product development agenda and the ongoing support of the rollout of Blu-Ray Disc and HD/DVD, and thus expect to see sequential growth through the remainder of the year.

Interest and other Income, Net

Interest income, net, for the three months ended March 31, 2007 decreased 66% to $0.4 million from $1.1 million for the three months ended March 31, 2006. The decrease is primarily related to an adjustment recorded in the current period to correct an error. In the first quarter of 2007, management identified an error in our accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $0.7 million. The correction has decreased income from continuing operations before income taxes by $0.7 million and income from continuing operations by $0.5 million. Although this correction was an out-of-period adjustment, management determined that the effect on previously filed reports was not material. Going forward, we expect interest income for the year to be approximately $3.5 million, based on the current interest rate environment and current investment balances and allocations.

Income Taxes

For the three months ended March 31, 2007, we recorded an income tax provision of $1.1 million on pre-tax income from continuing operations of $3.0 million. For the three months ended March 31, 2006, we recorded an income tax provision of $5.8 million on pre-tax income from continuing operations of $12.5 million.

Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended March 31, 2007 was $2.8 million compared to income from discontinued operations, net of tax, of $0.3 million for the three months ended March 31, 2006. This decrease of $3.1 million from $0.5 million for the three months ended March 31, 2006 is largely the result of a decrease in net sales of $1.7 million, partially offset by a decrease in cost of sales of $1.0 million. There was also an increase of $1.6 million in SG&A expense and an increase in R&D expense of $0.6 million. The decrease in revenue relates primarily to the recognition of approximately $1.3 million in deferred revenue and additional revenue from one customer in the three months ended March 31, 2006. The change in cost of sales is due to the decreased sales. The increased SG&A expenses is largely the result of professional service fees relating to the sales process. The increase in R&D expenses is primarily due to severance payments, additional stock-based compensation and professional services.

While we believe the likelihood of an impairment of the DTS Digital Cinema business is remote, there can be no assurance that a sale of these assets subsequent to quarter end will not result in an impairment.

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents and short-term investments of $103.7 million, compared to $108.8 million at December 31, 2006.

Net cash used in operating activities was $5.8 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of $9.4 million for the three months ended March 31, 2006. The primary drivers of the cash used in operations were a combination of paying down our accounts payable in advance of converting to a new enterprise resource planning system on April 2 and an increase in accrued royalties. In April, we returned to our normal vendor payment cycle under the new system, and we should see the collection of accrued royalties in the near term.

Net cash provided by investing activities totaled $7.6 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $13.3 million for the three months ended March 31, 2006. Cash provided by investing activities for the three months ended March 31, 2007 primarily consists of net sales of available for sale investments and maturation of held to maturity securities of $9.8 million in total, offset by purchases of property and equipment of $2.1 million, including capitalized costs of our new enterprise resource planning system for $0.7 million.

Net cash provided by financing activities totaled $1.0 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, and primarily consists of the exercise of stock options and related excess tax benefits.

In 2005, we entered into an agreement for the purchase and implementation of a new enterprise resource planning system, or ERP, for approximately $0.7 million. We expect that we will incur additional costs in the range of $1 million to $2 million over the next several years in connection with our ERP implementation. From inception of this project through March 31, 2007, we incurred approximately $4.7 million, of which $3.9 million has been capitalized to software.

On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through May 10, 2007, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock.

In August 2006, we announced that we were studying the potential separation of our business and in November 2006, we announced our intent to proceed with the separation of our Cinema and Digital Images businesses from our Consumer licensing business. In January 2007, we combined our Cinema and Digital Images businesses into a single business known as “DTS Digital Cinema.” In February 2007, we announced that our Board of Directors had approved a plan to sell our DTS Digital Cinema business, which was created through the combination and restructuring of our Cinema and Digital Images businesses, to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. We are continuing to fund the obligations of the DTS Digital Cinema business, and will through the close of a sale transaction. All expenses incurred relating to the sales transaction while classified as discontinued operations will continue to affect our liquidity and capital resources and utilize portions of the cash that is generated or held by DTS, Inc. At this time, we are unable in good faith to make a full determination of the estimated expenses which will be incurred relating to the sales transaction. The sales process has begun and is expected to conclude later in 2007.

We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in “Risk Factors” included elsewhere herein, in our Form 10-K filed on March 16, 2007 and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At March 31, 2007, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average duration of our investment portfolio is typically less than 90 days. As of March 31, 2007, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income before income taxes.

We derive in the range of 88% of our revenues from continuing operations from sales outside the United States, and maintain research, sales, marketing, or business development offices in nine countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the three months ended March 31, 2007. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $0.6 million in the three months ended March 31, 2007. Based upon the expenses for the three months ended March 31, 2007, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on operating income.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2007, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to comprehensive income.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Many of our current and potential competitors enjoy substantial competitive advantages, including:

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

Growth in our business over the past several years is due in large part to the rapid growth in sales of DVD players and home theater systems incorporating our technologies. As the markets for DVD players mature, we do not expect sales of traditional consumer DVD players to sustain their past growth rates. To the extent that sales of DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. There are currently two competing formats for high-definition optical discs and consumers may not react favorably to having to make a choice between formats. There is also the risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow uptake by consumers of these new formats, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with traditional DVD players and home theater systems. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects will be adversely affected.

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

A significant percentage of our revenues are generated from consumer electronics products manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

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

Negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in consumer spending on entertainment in general. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology and demand by film studios and movie theaters for our cinema products and services.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(c) In August 2006, our Board of Directors approved the repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. We have not made any purchases under this program and did not repurchase any shares under the program during the quarter ended March 31, 2007. As of March 31, 2007, we had authority to repurchase up to one million shares under that program.

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
Date: May 15, 2007
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 15, 2007