Form 10-Q
period 2007-06-30
DTS, INC.
filed 2007-08-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007 a total of 17,631,579 shares of the Registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.
FORM 10-Q
TABLE OF CONTENTS

DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements

DTS, Inc.
Consolidated Balance Sheets

	As of	As of
	December 31,	June 30,
	2006	2007
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,392	$18,677
Short-term investments	94,368	83,769
Accounts receivable, net of allowance for doubtful accounts of $48 and $100 at December 31, 2006 and June 30, 2007, respectively	2,550	6,662
Deferred income taxes	7,059	7,059
Prepaid expenses and other current assets	1,525	1,562
Income taxes receivable, net	2,244	2,466
Assets of discontinued operations held for sale	11,290	8,925
Total current assets	133,428	129,120
Property and equipment, net	5,982	5,393
Intangible assets, net	1,852	1,655
Deferred income taxes	305	2,394
Other assets	989	1,968
Assets of discontinued operations held for sale	25,644	27,792
Total assets	$168,200	$168,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$821
Accrued expenses and other liabilities	3,832	4,643
Liabilities of discontinued operations held for sale	7,944	6,184
Total current liabilities	12,918	11,648
Other long-term liabilities	—	1,750
Liabilities of discontinued operations held for sale	1,466	1,253
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2006 and June 30, 2007; no shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2006 and June 30, 2007; 18,024 and 18,145 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	2	2
Additional paid-in capital	129,549	135,021
Treasury stock, at cost	—	(3,680)
Accumulated other comprehensive income	—	33
Retained earnings	24,265	22,295
Total stockholders’ equity	153,816	153,671
Total liabilities and stockholders’ equity	$168,200	$168,322

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$9,580	$12,911	$30,262	$25,519
Cost of revenue	532	299	941	554
Gross profit	9,048	12,612	29,321	24,965
Operating expenses:
Selling, general and administrative	7,044	8,022	14,310	16,094
Research and development	1,733	1,666	3,311	3,270
Total operating expenses	8,777	9,688	17,621	19,364
Income from operations	271	2,924	11,700	5,601
Interest and other income, net	1,246	871	2,306	1,227
Income from continuing operations before income taxes	1,517	3,795	14,006	6,828
Provision for income taxes	507	1,432	6,331	2,482
Income from continuing operations	1,010	2,363	7,675	4,346
Income (loss) from discontinued operations, net of tax	873	(3,021)	1,215	(5,769)
Net income (loss)	$1,883	$(658)	$8,890	$(1,423)
Net income (loss) per common share:
Basic:
Continuing operations	$0.06	$0.13	$0.44	$0.24
Discontinued operations	0.05	(0.17)	0.07	(0.32)
Net income (loss)	$0.11	$(0.04)	$0.51	$(0.08)
Diluted:
Continuing operations	$0.06	$0.13	$0.42	$0.23
Discontinued operations	0.04	(0.17)	0.07	(0.31)
Net income (loss)	$0.10	$(0.04)	$0.49	$(0.08)
Weighted average shares used to compute net income (loss) per common share:
Basic	17,547	18,026	17,521	17,996
Diluted	18,340	18,698	18,316	18,685

See accompanying notes to consolidated financial statements.

DTS, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2006	2007
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,890	$(1,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,199	1,617
Stock-based compensation charges	1,755	2,628
Deferred income taxes	(598)	(1,969)
Tax benefits from stock-based awards	222	712
Excess tax benefits from stock-based awards	(222)	(706)
Other	233	335
Changes in operating assets and liabilities:
Accounts receivable	293	(4,028)
Inventories	(272)	252
Prepaid expenses and other assets	819	(81)
Accounts payable, accrued expenses and other liabilities	(452)	(1,007)
Deferred revenue	(2,570)	833
Income taxes receivable	1,509	(222)
Net cash provided by (used in) operating activities	11,806	(3,059)
Cash flows from investing activities:
Purchases of investments	(80,057)	(36,774)
Maturities of investments	36,238	32,573
Sales of investments	38,833	13,800
Cash paid for business and technology acquisitions, net of cash acquired	(958)	(226)
Purchase of property and equipment	(3,577)	(3,264)
Payment for patents and trademarks in process	(88)	(158)
Net cash provided by (used in) investing activities	(9,609)	5,951
Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	364	1,562
Proceeds from the issuance of common stock under employee stock purchase plan	480	570
Excess tax benefits from stock-based compensation	222	706
Purchase of treasury stock	—	(3,680)
Net cash provided by (used in) financing activities	1,066	(842)
Net change in cash and cash equivalents of discontinued operations	—	2,235
Net increase in cash and cash equivalents	3,263	4,285
Cash and cash equivalents, beginning of period	33,254	14,392
Cash and cash equivalents, end of period	$36,517	$18,677

See accompanying notes to consolidated financial statements.

DTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of DTS, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at June 30, 2007, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as “DTS Digital Cinema.” In February 2007, the Company’s Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. The sales process has begun and management is working to conclude this process in 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the first quarter of 2007, DTS Digital Cinema’s assets and liabilities were classified as held for sale and its operations were classified as discontinued operations. As a result, the Company reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. Depreciation and amortization has been eliminated from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations. For additional information, refer to Footnote 12 of the consolidated financial statements, “Discontinued Operations.”

All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

Note 2—Significant Accounting Policy

Treasury Stock

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. Should the Company reissue treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company would record such excess as increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company would record such difference as a decrease in additional paid-in capital to the extent of increases previously recorded and the balance as a decrease in retained earnings.

Foreign Currency Translation

During the quarter ended March 31, 2007, the functional currency of one of the Company’s wholly-owned subsidiaries changed from the United States dollar to the currency of the primary economic environment in which it operates. The translation adjustments resulting from translating the functional currency into United States dollars has been deferred as a component of accumulated other comprehensive income in stockholders’ equity. The functional currency of the Company’s other wholly-owned subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. To date, annual gains and losses have not been significant.

Note 3—Recent Accounting Pronouncements

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

Note 4—Short-term Investment Income

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

Note 5—Property and Equipment, Net

Property and equipment consist of the following:

	As of December 31, 2006	As of June 30, 2007
Machinery and equipment	$1,414	$1,415
Office furniture and fixtures	3,345	3,767
Leasehold improvements	2,830	2,830
Software	3,606	3,548
	11,195	11,560
Less: Accumulated depreciation	(5,213)	(6,167)
Property and equipment, net	$5,982	$5,393

Note 6—Business Combinations

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

Note 7—Bank Line of Credit

The Company had a $10,000 unsecured working capital facility that it allowed to expire on June 30, 2007.

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

Note 9—Income Taxes

For the three months ended June 30, 2007, the Company recorded an income tax provision of $1,432 on pre-tax income from continuing operations of $3,795. For the six months ended June 30, 2007, the Company recorded an income tax provision of $2,482 on pre-tax income from continuing operations of $6,828. This resulted in an annualized effective tax rate of 36.4%. This rate differed from the U.S. statutory rate of 35% primarily due to tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company has also applied FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of FIN 48, the Company recognized a $547 increase in tax reserves, which was accounted for as a reduction of $547 in the beginning retained earnings.

Upon the Company’s adoption of FIN 48 during the first quarter of 2007, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At June 30, 2007, the Company’s liability for uncertain tax positions increased to $1,750, which was recorded in other long-term liabilities. These unrecognized tax benefits would affect the Company’s effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes in components of the liability in the first two quarters of 2007. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In accordance with the Company’s accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service concluded its regular audit of the Company’s 2003 tax returns in June 2006.

Note 10—Comprehensive Income (Loss)

At June 30, 2007, the Company had a net $33 deferred benefit as a component of accumulated other comprehensive income in stockholders’ equity. This net deferred benefit is comprised mostly of foreign currency translation.

Comprehensive income (loss) for the three months ended June 30, 2006 and 2007 was $1,883 and $(665), respectively. Comprehensive income (loss) for the six months ended June 30, 2006 and 2007 was $8,890 and $(1,390), respectively.

Note 11—Operating Segment and Geographic Information

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

The Company’s geographical information for the three and six months ended June 30, 2006 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
United States	$935	$1,398	$2,473	$2,855
International	8,645	11,513	27,789	22,664
Total revenues	$9,580	$12,911	$30,262	$25,519

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company held assets at December 31, 2006 and June 30, 2007:

	Long-Lived Assets
	As of December 31, 2006	As of June 30, 2007
United States	$5,550	$4,963
International	432	430
Total long-lived assets	$5,982	$5,393

Note 12—Discontinued Operations

The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of December 31, 2006 and June 30, 2007.

	As of December 31, 2006	As of June 30, 2007
Assets:
Cash	$2,705	$470
Accounts receivable, net	4,922	4,838
Inventories	3,058	2,651
Prepaid expenses and other current assets	605	966
Total current assets of discontinued operations held for sale	11,290	8,925
Property and equipment, net	5,356	7,715
Intangible assets, net	16,572	16,380
Goodwill	3,585	3,585
Other	131	112
Total long-term assets of discontinued operations held for sale	25,644	27,792
Total assets of discontinued operations held for sale	$36,934	$36,717
Liabilities:
Accounts payable	$4,829	$2,829
Accrued expenses and other liabilities	3,115	3,355
Total current liabilities of discontinued operations held for sale	7,944	6,184
Other long-term liabilities	1,466	1,253
Total long-term liabilities of discontinued operations held for sale	$1,466	$1,253
Total liabilities of discontinued operations held for sale	$9,410	$7,437
Net assets of discontinued operations held for sale	$27,524	$29,280

In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three and six months ended June 30, 2006 and 2007.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2007	2006	2007
Revenue	$7,317	$4,840	$15,336	$11,126
Pre-tax loss	(1,408)	(4,675)	(2,878)	(9,027)
Income tax benefit	2,281	1,654	4,093	3,258
Income (loss) from discontinued operations, net of tax	$873	$(3,021)	$1,215	$(5,769)

For the three and six months ended June 30, 2007, $841 and $1,273, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

Avica—A Variable Interest Entity

In November 2006, the Company closed a worldwide exclusive license agreement with Avica Technology Corporation (“Avica”), a provider of a suite of technologies, products and services that handle content delivery and presentation for digital distribution networks. Although the Company currently has no ownership interest in Avica, it is considered to be a variable interest entity of the Company, in conformity with FIN 46(R), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51,” as the Company is considered to be the primary beneficiary of Avica. Therefore, the Company has included the assets, liabilities, and results of operations of Avica in its consolidated financial statements from the date of the close of the license agreement. The Company expects the consolidation of Avica will continue to have an impact on its financial results from discontinued operations in future periods, because it will continue to recognize the operating losses generated by Avica given that Avica’s shareholders’ equity is in a net deficit position.

While the Company has consolidated the liabilities of Avica in accordance with FIN 46(R), it has no obligation to pay any amounts to any of Avica’s creditors. As such, creditors of Avica lack any recourse to the assets of the Company.

The changes to the Company’s total assets and total liabilities related to the consolidation of Avica included in the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of December 31, 2006 were $3,616 and $3,878, respectively. The changes to the Company’s total assets and total liabilities related to the consolidation of Avica included in the Company’s Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of June 30, 2007 were $1,617 and $2,410, respectively. Included in the loss from discontinued operations, net of tax for the three and six months ended June 30, 2007 are Avica’s losses for these periods of $150 and $531, respectively.

Note 13—Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the ESPP using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$1,010	$2,363	$7,675	$4,346
Income (loss) from discontinued operations	873	(3,021)	1,215	(5,769)
Net income (loss)	$1,883	$(658)	$8,890	$(1,423)
Denominator:
Weighted average common shares outstanding	17,547	18,026	17,521	17,996
Continuing operations	$0.06	$0.13	$0.44	$0.24
Discontinued operations	0.05	(0.17)	0.07	(0.32)
Basic net income (loss) per common share	$0.11	$(0.04)	$0.51	$(0.08)
Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$1,010	$2,363	$7,675	$4,346
Income (loss) from discontinued operations	873	(3,021)	1,215	(5,769)
Net income (loss)	$1,883	$(658)	$8,890	$(1,423)
Denominator:
Weighted average shares outstanding	17,547	18,026	17,521	17,996
Effect of dilutive securities:
Common stock options	764	610	769	637
Common stock warrants	22	3	22	3
Restricted stock	7	55	4	43
ESPP	—	4	—	6
Diluted shares outstanding	18,340	18,698	18,316	18,685
Continuing operations	$0.06	$0.13	$0.42	$0.23
Discontinued operations	0.04	(0.17)	0.07	(0.31)
Diluted net income (loss) per common share	$0.10	$(0.04)	$0.49	$(0.08)

For the three months ended June 30, 2006 and 2007, 1,643 and 476 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2006 and 2007, 1,395 and 316 shares, respectively, of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

Note 14—Stock Repurchase Plan

In August 2006, the Company’s Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. During the three and six months ended June 30, 2007, the Company repurchased 165 shares under this authorization for an aggregate of $3,680.

Note 15—Subsequent Events

Spatializer Asset Purchase

On July 2, 2007, the Company acquired certain assets of Spatializer Audio Laboratories, Inc. (“Spatializer”) and its wholly-owned subsidiary, Desper Products, Inc (“Desper”) for a cash payment of $1,000. These assets consist primarily of intellectual property and assumed customer contracts. The Company also assumed certain performance obligations under assumed customer contracts arising after the closing date. Spatializer and Desper have been developers, licensors and marketers of virtualization technologies, proprietary advanced audio signal processing technologies and products for consumer electronics. The Company is in the process of assigning carrying values.

Stock Repurchase Plan

As of August 9, 2007, the Company had repurchased the remaining 835 shares, under its Board of Directors authorization, for $18,990.

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

In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and we are working to conclude this process in 2007. The DTS Digital Cinema business intends to focus on the potentially large and emerging market for digital cinema products and services. In accordance with SFAS No. 144, during the first quarter of 2007, DTS Digital Cinema’s assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

All discussions and amounts in Management’s Discussion and Analysis, except for Liquidity and Capital Resources, for all periods presented relate to continuing operations only unless otherwise noted.

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

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

Our cost of revenues consists primarily of amounts paid for products and materials, salaries and related benefits for operations personnel, depreciation of operations equipment, amortization of acquired intangibles and payments to third parties for licensing technology and copyrighted material.

Our selling, general, and administrative expenses consist primarily of salaries, commissions, and related benefits for personnel engaged in sales and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses, including personnel engaged in corporate administration, finance, human resources, information systems and legal.

Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

We have a licensing team that markets our technology directly to consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, England, Japan, Hong Kong, Ireland and Northern Ireland. We sell music content released under our DTS Entertainment label through exclusive distribution arrangements in the United States, Europe and Japan. We employ consultants to coordinate sales to independent retailers and we sell this music to consumers through web-based retailers and distributors.

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

In January 2007, along with Coding Technologies we announced the availability of a broadcast solution which will allow high definition broadcasts of MPEG-4 transmissions in the advanced AAC-Plus audio codec to be transcoded to DTS Digital Surround in set-top boxes for playout through DTS-capable AV receivers. This DTS/Coding Technologies solution has been adopted as a mandatory part of Norway’s digital terrestrial set-top box standard.

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

Results of Continuing Operations

Revenues

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended June 30,	$12,911	$9,580	$3,331	35%
Six months ended June 30,	$25,519	$30,262	$(4,743)	(16)%

The increase in revenues for the quarter ended June 30, 2007, compared to the second quarter of 2006, was attributable to solid growth in revenues from the car audio systems market, which more than doubled during the second quarter of 2007 relative to the same prior year period. Additionally in 2007, we began to receive royalties from the Blu-ray Disc and HD DVD formats, with such royalties comprising 12% of total revenue for the quarter ended June 30, 2007. We remain cautious in our overall outlook due to uncertainties regarding the timing and rate of adoption of the new high definition formats. However, we expect technology licensing revenues to grow modestly during the second half of 2007, as wider availability of player models coupled with aggressive pricing and promotion of Blu-ray Disc and HD DVD products should result in an acceleration of licensing revenues from those formats, and from continued strength in the car audio systems market.

The decrease in revenues for the six months ended June 30, 2007, compared to the same prior year period, was primarily attributable to a $8.9 million decrease in royalty recoveries from intellectual property compliance and enforcement activities, partially offset by increased revenues from the car audio market and the Blu-ray and HD DVD market. Revenues from the car audio market more than doubled during the six months ended June 30, 2007, compared to the same prior year period. Additionally, royalties from Blu-ray and HD DVD comprise over 8% of total revenue for the six months ended June 30, 2007.

Gross Profit

	2007	%	2006	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended June 30,	$12,612	98%	$9,048	94%	4%
Six months ended June 30,	$24,965	98%	$29,321	97%	1%

The increase in gross profit margin in the current year relates to a reduction of prepaid production costs and related amortization for DTS Entertainment, which were substantially written-off in the fourth quarter of 2006. We expect consolidated gross profit margins in the 97% to 98% range for 2007.

Selling, General and Administrative (“SG&A”)

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended June 30,	$8,022	$7,044	$978	14%
% of Revenue	62%	74%
Six months ended June 30,	$16,094	$14,310	$1,784	12%
% of Revenue	63%	47%

The increase for the three months ended June 30, 2007, compared to the same prior year period, is primarily due to increases in stock-based compensation expense related to additional employee equity grants since June 30, 2006 and in employee related costs. Additionally, depreciation on our enterprise resource planning system or ERP began during the three months ended June 30, 2007.

The increase for the six months ended June 30, 2007, compared to the same prior year period, is primarily due to the factors mentioned above. We also incurred more expenses for audit related services during this period.

We expect SG&A expenses to continue to increase to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

Research and Development (“R&D”)

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended June 30,	$1,666	$1,733	$(67)	(4)%
% of Revenue	13%	18%
Six months ended June 30,	$3,270	$3,311	$(41)	(1)%
% of Revenue	13%	11%

The decrease for the three months ended June 30, 2007, compared to the same prior year period, is primarily attributable to decreases in professional fees during the current quarter, partially offset by increases in employee related expenses, compared to the same prior year period.

The decrease for the six months ended June 30, 2007, compared to the same prior year period, is primarily attributable to decreases in professional fees and expense reimbursements under certain research grants, partially offset by increases in employee related expenses. We intend to continue to invest in R&D to support our broadening product development agenda and the ongoing support of the rollout of Blu-Ray Disc and HD DVD, and thus expect to see sequential growth through the remainder of the year.

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2007 decreased 30% to $0.9 million from $1.2 million for the three months ended June 30, 2006. The decrease is primarily attributable to a greater focus on tax exempt investments in 2007, which have lower nominal interest rates, but greater after-tax yields, and lower average invested balances.

Interest and other income, net, for the six months ended June 30, 2007 decreased 47% to $1.2 million from $2.3 million for the six months ended June 30, 2006. The decrease is primarily related to an adjustment recorded in the first quarter of 2007 to correct an error. In the first quarter of 2007, management identified an error in our accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $0.7 million. The correction has decreased income from continuing operations before income taxes by $0.7 million and income from continuing operations by $0.5 million for the six months ended June 30, 2007. Although this correction was an out-of-period adjustment, management determined that the effect on previously filed reports was not material. Additionally, we had lower average investment balances during the six months ended June 30, 2007, compared to the same prior year period. Going forward, we expect interest income for the year to be in the range of $2.5 to $3.0 million, based on the current interest rate environment, current investment balances, and giving effect to the cash used to execute stock repurchases in the May to August timeframe.

Income Taxes

For the three months ended June 30, 2007, we recorded an income tax provision of $1.4 million on pre-tax income from continuing operations of $3.8 million. For the three months ended June 30, 2006, we recorded an income tax provision of $0.5 million on pre-tax income from continuing operations of $1.5 million.

For the six month ended June 30, 2007, we recorded an income tax provision of $2.5 million on pre-tax income from continuing operations of $6.8 million. This resulted in an annualized effective tax rate of 36.4%. For the six month ended June 30, 2006, we recorded an income tax provision of $6.3 million on pre-

tax income from continuing operations of $14.0 million. This resulted in an annualized effective tax rate of 45.2%. These rates differed from the U.S. statutory rate of 35% primarily due to tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations. We expect the effective tax rate for 2007 will be approximately 39% to 40%.

Results of Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended June 30, 2007 was $3.0 million, compared to income from discontinued operations, net of tax, of $0.9 million for the three months ended June 30, 2006. Revenues declined $2.5 million for the three months ended June 30, 2007, compared to the same prior year period due to softness in our cinema hardware and image restoration activities, and because we recognized $1.3 million in deferred revenues in our images business in the second quarter of 2006. Additionally, operating expenses increased $0.7 million for the three months ended June 30, 2007, compared to the same prior year period due to increased employee related expenses including stock-based compensation expense, professional service fees relating to the sales process and the inclusion of Avica’s losses. Partially offsetting the increased operating expenses during the current quarter was the cessation of depreciation and amortization during the current year upon the discontinued operations being classified as held for sale. The remaining decline in results from discontinued operations, net of tax, relates primarily to a decrease in the income tax benefit during the three months ended June 30, 2007, compared to the same prior year period.

Loss from discontinued operations, net of tax, for the six months ended June 30, 2007 was $5.8 million, compared to income from discontinued operations, net of tax, of $1.2 million for the six months ended June 30, 2006. Net sales decreased $4.2 million for the six months ended June 30, 2007, compared to the same prior year period. Operating expenses increased $1.9 million for the six months ended June 30, 2007, compared to the same prior year period. The decrease in sales and increase in operating expenses are largely due to the factors mentioned above. The remaining decline in results from discontinued operations, net of tax, relates primarily to a decrease in the income tax benefit during the six months ended June 30, 2007, compared to the same prior year period.

While we believe the likelihood is remote for an impairment resulting from the net assets of the DTS Digital Cinema business, less costs to sell, exceeding a potential sale price, there can be no assurance that a sale of these assets subsequent to quarter end will not result in an impairment.

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents and short-term investments of $102.4 million, compared to $108.8 million at December 31, 2006.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $11.8 million for the six months ended June 30, 2006. The decrease in operating cash flows during the six months ended June 30, 2007, compared to the same prior year period, results largely from $8.9 million more royalty settlements that were received during the first half of the prior year, compared to the first half of the current year. Additionally, cash flows from accounts receivable decreased $4.3 million during the six months ended June 30, 2007, compared to the same prior year period, due primarily to accrued licensing revenues from Blu-ray Disc and HD DVD based products, which began in 2007, and current year accrued revenues relating to licensing enforcement settlements.

Net cash provided by investing activities totaled $6.0 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $9.6 million for the six months ended June 30, 2006. Cash provided by investing activities for the six months ended June 30, 2007 primarily consists of net sales of available for sale investments and maturation of held to maturity securities of $9.6 million in total, offset by purchases of property and equipment of $3.3 million.

Net cash used by financing activities totaled $0.8 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $1.1 million for the six months ended June 30, 2006. Cash used by financing activities for the six months ended June 30, 2007 primarily consists of stock repurchases, offset by proceeds from issuances of common stock under the employee stock purchase plan, exercise of stock options and related excess tax benefits.

In 2005, we entered into an agreement for the purchase of a new ERP, for approximately $0.7 million. From inception of this project through June 30, 2007, we incurred approximately $5.4 million for the purchase of the ERP and implementation costs. We expect that we will incur additional costs over the next several years to continually refine the system’s functionality.

In August 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the three months ended June 30, 2007, we repurchased 0.2 million shares of our common stock for an aggregate of $3.7 million under this authorization. At June 30, 2007, we are authorized to repurchase 0.8 million more shares under this authorization. As of August 9, 2007, we have re-purchased the remaining 0.8 million shares under this authorization for an aggregate of $19.0 million.

On July 2, 2007, we acquired certain assets of Spatializer Audio Laboratories, Inc. (“Spatializer”) and its wholly-owned subsidiary, Desper Products, Inc (“Desper”) for a cash payment of $1.0 million.

We are continuing to fund the obligations of the DTS Digital Cinema business, and will continue to do so through the close of a sale transaction. All expenses incurred relating to the sales transaction while classified as discontinued operations will continue to affect our liquidity and capital resources and utilize portions of the cash that is generated or held by DTS, Inc. At this time, we are unable in good faith to make a full determination of the estimated expenses which will be incurred relating to the sales transaction. The sales process has begun and we are working to conclude this process in 2007.

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

Contractual obligations

There have been no material changes to our contractual obligations since December 31, 2007, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN 48. As of June 30, 2007, our total amount of unrecognized tax benefits was $1.8 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2007, we did not have any long-term debt; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average duration of our investment portfolio is typically less than 90 days. As of June 30, 2007, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income from continuing operations before income taxes.

We derive nearly 90% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the six months ended June 30, 2007. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $2.1 million in the six months ended June 30, 2007.

Based upon the expenses for the six months ended June 30, 2007, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2007, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to comprehensive income.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In April 2007, we implemented a new ERP system in our US and UK operations. We believe that we have adequately controlled the transition and that there will be no negative impact to our internal control environment. We expect this ERP system to further advance our control environment by automating certain aspects of our internal controls, improving management visibility to detailed financial information and standardizing processes as its full capabilities are utilized.

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

We recently implemented a new enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business. The implementation of this new ERP system is costly and involves numerous risks including: disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continually refine the systems functionality, and disruption of our financial reporting process. Failure to adequately address these issues could materially adversely affect our operating results, internal control over financial reporting, ability to manage our business effectively, and ability to meet regulatory filing deadlines.

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

•       unanticipated costs associated with the acquisition, including accounting and legal charges, capital expenditures, and transaction expenses;

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

We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products. For example, restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union became effective as of July 1, 2006 and similar requirements related to marking of electronic products became effective in China as of March 1, 2007.

Substituting particular components containing regulated hazardous substances can be difficult or costly, and redesign efforts could result in production delays. Products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC as amended by 2003/108/EC (Waste Electrical and Electronic Equipment Directive also known as the “WEEE Directive”) requires producers of particular electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of December 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Stock repurchase activity during the quarter ended June 30, 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2007 through April 30, 2007	—	—		—	1,000,000
May 1, 2007 through May 31, 2007	4,000	$21.71		4,000	996,000
June 1, 2007 through June 30, 2007	161,000	$22.32		161,000	835,000
Total	165,000	$22.30	(2)	165,000

Note:

(1)          All shares purchased during the three months ended June 30, 2007 were repurchased under our Board of Directors authorization that we announced in August 2006, under which we are authorized to repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

(2)          Represents weighted average price paid per share during the quarter ended June 30, 2007.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of DTS, Inc. was held on May 17, 2007. The following matters were voted upon and were approved as set forth below.

The stockholders elected two Class I directors to hold office until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified or until their earlier death, resignation or removal, by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
Daniel E. Slusser	17,262,452	205,406
Joseph A. Fischer	17,292,844	175,014

The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders: Joerg D. Agin and C. Ann Busby.

The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders: Jon E. Kirchner, James B. McElwee and Ronald N. Stone.

The stockholders ratified PricewaterhouseCoopers LLP as the independent registered public accounting firm of DTS, Inc. for the 2007 fiscal year by the following vote:

Number of Shares
For	Against	Abstain	No Vote
17,395,047	72,358	453	—

The stockholders approved the DTS, Inc. 2003 Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code by the following vote:

Number of Shares
For	Against	Abstain	No Vote
11,494,077	3,595,411	1,024,225	1,354,145

Item 5.                        Other Information

None.

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
10.73	Amendment to Employment Agreement, dated as of February 28, 2007, between the Registrant and William Neighbors
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, INC.
	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner
President and Chief Executive Officer
Date: August 9, 2007		(Duly Authorized Officer)
	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan
Executive Vice President, Finance and
Chief Financial Officer
Date: August 9, 2007		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.73	Amendment to Employment Agreement, dated as of February 28, 2007, between the Registrant and William Neighbors
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350