Form 10-Q
period 2007-09-30
DTS, INC.
filed 2007-11-09
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

Commission File Number 000-50335

DTS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467655 (I.R.S. Employer Identification No.)
5171 Clareton Drive Agoura Hills, California 91301 (Address of principal executive offices and zip code)	(818) 706-3525 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of October 31, 2007 a total of 17,623,881 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

DTS, INC.

FORM 10-Q

TABLE OF CONTENTS

DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of September 30, 2007
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,392	$36,068
Short-term investments	94,368	50,974
Accounts receivable, net of allowance for doubtful accounts of $48 and $186 at December 31, 2006 and September 30, 2007, respectively	2,550	5,190
Deferred income taxes	7,059	7,059
Prepaid expenses and other current assets	1,525	1,519
Income taxes receivable, net	2,244	3,854
Assets of discontinued operations held for sale	11,290	8,274

Total current assets	133,428	112,938
Property and equipment, net	5,982	5,679
Intangible assets, net	1,852	2,460
Deferred income taxes	305	3,533
Other assets	989	502
Assets of discontinued operations held for sale	25,644	27,932

Total assets	$168,200	$153,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,142	$1,077
Accrued expenses and other liabilities	3,832	4,508
Liabilities of discontinued operations held for sale	7,944	6,143

Total current liabilities	12,918	11,728
Other long-term liabilities	—	3,529
Liabilities of discontinued operations held for sale	1,466	1,253
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2006 and September 30, 2007; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2006 and September 30, 2007; 18,024 and 18,566 shares issued at December 31, 2006 and September 30, 2007, respectively; 18,024 and 17,566 shares outstanding at December 31, 2006 and September 30, 2007, respectively	2	2
Additional paid-in capital	129,549	137,965
Treasury stock, at cost—zero and 1,000 shares at December 31, 2006 and September 30, 2007, respectively	—	(22,670)
Accumulated other comprehensive income	—	79
Retained earnings	24,265	21,158

Total stockholders' equity	153,816	136,534

Total liabilities and stockholders' equity	$168,200	$153,044

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$9,514	$10,714	$39,776	$36,233
Cost of revenue	485	288	1,426	842

Gross profit	9,029	10,426	38,350	35,391
Operating expenses:
Selling, general and administrative	7,504	7,195	21,814	23,289
Research and development	1,723	1,611	5,034	4,881

Total operating expenses	9,227	8,806	26,848	28,170

Income (loss) from operations	(198)	1,620	11,502	7,221
Interest and other income, net	1,398	912	3,704	2,139

Income from continuing operations before income taxes	1,200	2,532	15,206	9,360
Provision for income taxes	278	1,692	6,609	4,174

Income from continuing operations	922	840	8,597	5,186
Loss from discontinued operations, net of tax	(1,820)	(1,977)	(605)	(7,746)

Net income (loss)	$(898)	$(1,137)	$7,992	$(2,560)

Net income (loss) per common share:
Basic:
Continuing operations	$0.05	$0.05	$0.49	$0.29
Discontinued operations	(0.10)	(0.11)	(0.04)	(0.43)

Net income (loss)	$(0.05)	$(0.06)	$0.45	$(0.14)

Diluted:
Continuing operations	$0.05	$0.05	$0.47	$0.28
Discontinued operations	(0.10)	(0.11)	(0.03)	(0.42)

Net income (loss)	$(0.05)	$(0.06)	$0.44	$(0.14)

Weighted average shares used to compute net income (loss) per common share:
Basic	17,654	17,517	17,566	17,834

Diluted	18,385	18,207	18,343	18,524

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2007
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$7,992	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,457	2,286
Stock-based compensation charges	2,686	3,833
Deferred income taxes	(845)	(3,108)
Tax benefits from stock-based awards	818	52
Excess tax benefits from stock-based awards	(816)	(42)
Other	247	593
Changes in operating assets and liabilities:
Accounts receivable	566	(1,751)
Inventories	(470)	(183)
Prepaid expenses and other assets	795	593
Accounts payable, accrued expenses and other liabilities	70	680
Deferred revenue	(2,504)	826
Income taxes receivable	(357)	(1,664)

Net cash provided by (used in) operating activities	11,639	(445)

Cash flows from investing activities:
Purchases of investments	(101,853)	(47,629)
Maturities of investments	50,748	35,073
Sales of investments	53,658	55,950
Cash paid for business and technology acquisitions, net of cash acquired	(950)	(1,226)
Purchase of property and equipment	(4,902)	(3,800)
Payment for patents and trademarks in process	(177)	(264)

Net cash provided by (used in) investing activities	(3,476)	38,104

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	615	3,961
Proceeds from the issuance of common stock under employee stock purchase plan	480	570
Excess tax benefits from stock-based awards	816	42
Purchase of treasury stock	—	(22,670)

Net cash provided by (used in) financing activities	1,911	(18,097)

Net change in cash and cash equivalents of discontinued operations	—	2,114

Net increase in cash and cash equivalents	10,074	21,676
Cash and cash equivalents, beginning of period	33,254	14,392

Cash and cash equivalents, end of period	$43,328	$36,068

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at September 30, 2007, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

        In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. The sales process has begun and management is working to conclude this process over the coming months. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2007, DTS Digital Cinema's assets and liabilities began to be classified as held for sale and its operations began to be classified as discontinued operations. As a result, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. Depreciation and amortization has been eliminated from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

Note 2—Significant Accounting Policy

  Treasury Stock

        Repurchased shares of the Company's common stock are held as treasury shares until they are reissued or retired. Should the Company reissue treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company would record such excess as an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company would record such difference as a decrease in additional paid-in capital to the extent of increases previously recorded, with the balance recorded as a decrease in retained earnings.

  Foreign Currency Translation

        During the quarter ended March 31, 2007, the functional currency of one of the Company's wholly-owned subsidiaries changed from the United States dollar to the currency of the primary economic environment in which it operates. The translation adjustments resulting from translating the functional currency into United States dollars have been deferred as a component of accumulated other comprehensive income in stockholders' equity. The functional currency of the Company's other wholly-owned subsidiaries is the United States dollar and accordingly, gains and losses resulting from the translation of accounts denominated in currencies other than the functional currency are reflected in the determination of net income. To date, annual gains and losses have not been significant.

Note 3—Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 157 effective January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt SFAS No. 159 effective January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

Note 4—Short-term Investment Income

        In the first quarter of 2007, the Company's management identified an error in its accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $660. The correction decreased income from continuing operations before income taxes by $660 and income from continuing operations by $500. Although this correction was an out-of-period adjustment, the Company's management determined that the effect on previously filed reports was not material.

Note 5—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2006	As of September 30, 2007
Machinery and equipment	$1,414	$1,411
Office furniture and fixtures	3,345	3,924
Leasehold improvements	2,830	2,847
Software	3,606	4,109

	11,195	12,291
Less: Accumulated depreciation	(5,213)	(6,612)

Property and equipment, net	$5,982	$5,679

Note 6—Acquired Technology

        On July 2, 2007, the Company acquired certain assets of Spatializer Audio Laboratories, Inc. ("Spatializer") and its wholly-owned subsidiary, Desper Products, Inc ("Desper") for a cash payment of $1,000. These assets consist primarily of intellectual property and assumed customer contracts. The Company also assumed certain performance obligations arising after the closing date under assumed customer contracts. Spatializer and Desper have been developers, licensors and marketers of virtualization technologies, proprietary advanced audio signal processing technologies and products for consumer electronics. The Company has capitalized the value of the assets acquired as intangible assets with a three year life.

Note 7—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

Note 8—Income Taxes

        For the three months ended September 30, 2007, the Company recorded an income tax provision of $1,692 on pre-tax income from continuing operations of $2,532. For the nine months ended September 30, 2007, the Company recorded an income tax provision of $4,174 on pre-tax income from continuing operations of $9,360. This resulted in an annualized effective tax rate of 45%. This rate differed from the U.S. statutory rate of 35% primarily due to recent results of an ongoing transfer pricing study relating to the establishment of the Company's international licensing operation earlier this year, partially offset by tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). The Company has also applied FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of FIN 48, the Company recognized a $547 increase in tax reserves, which was accounted for as a reduction of $547 in the beginning retained earnings.

        Upon the Company's adoption of FIN 48 during the first quarter of 2007, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At September 30, 2007, the Company's liability for uncertain tax positions increased to $3,529, which was recorded in other long-term liabilities. The increase in unrecognized tax benefits during the nine months ended September 30, 2007 was primarily attributable to uncertain tax positions on transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service will begin its examination of the Company's 2005 federal tax return during the fourth quarter of 2007.

Note 9—Comprehensive Income (Loss)

        At September 30, 2007, accumulated other comprehensive is comprised mostly of foreign currency translation.

        Comprehensive income (loss) for the three months ended September 30, 2006 and 2007 was ($898) and ($1,091), respectively, and $7,992 and ($2,481) for the nine months ended September 30, 2006 and 2007, respectively.

Note 10—Operating Segment and Geographic Information

        Prior to 2007, the Company operated its business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell its DTS Digital Cinema business. Due to the plan of sale, DTS Digital Cinema has been classified as discontinued operations. Therefore, the Company's continuing business operates as a single reporting unit previously known as the Consumer business.

        The Company's revenue by geographical area, based on the customer's country of domicile, for the three and nine months ended September 30, 2006 and 2007 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
United States	$587	$493	$3,060	$3,348
International	8,927	10,221	36,716	32,885

Total revenue	$9,514	$10,714	$39,776	$36,233

        The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company held assets at December 31, 2006 and September 30, 2007:

	Long-Lived Assets
	As of December 31, 2006	As of September 30, 2007
United States	$5,550	$5,269
International	432	410

Total long-lived assets	$5,982	$5,679

Note 11—Discontinued Operations

        The Cinema and Digital Images businesses that management is working to sell over the coming months are combined as the DTS Digital Cinema business and presented below as discontinued operations.

        In August 2007, in response to changing market conditions, including tightening in the credit markets, the Company reevaluated its sales strategy in an effort to maximize shareholder value, and it has modified its sale approach to offer the assets of the Cinema and Digital Images businesses together or individually. Additonally, the Company engaged a valuation firm during the third quarter of 2007 to perform an interim evaluation of goodwill, per SFAS No. 142, "Goodwill and Other Intangible Assets," in order to determine whether the changing market conditions represent impairment indicaters for the goodwill classified as held for sale. The results from this interim evaluation were important factors in the Company's determination that impairment did not exist at September 30, 2007, as the valuation of the businesses or assets comprising the DTS Digital Cinema business exceeds the carrying value of the net assets held for sale. Due to the changing market conditions and the decision to offer the assets of the Cinema and Digital Images businesses together or individually, the Company reevaluated SFAS No. 144 during the third quarter of 2007 and determined that the businesses or assets comprising the DTS Digital Cinema business and the related operations still meet the criteria for the held for sale and discontinued operations classifications, respectively.

        The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of December 31, 2006 and September 30, 2007.

	As of December 31, 2006	As of September 30, 2007
Assets:
Cash	$2,705	$591
Accounts receivable, net	4,922	3,958
Inventories	3,058	3,084
Prepaid expenses and other current assets	605	641

Total current assets of discontinued operations held for sale	11,290	8,274
Property and equipment, net	5,356	7,825
Intangible assets, net	16,572	16,364
Goodwill	3,585	3,585
Other	131	158

Total long-term assets of discontinued operations held for sale	25,644	27,932
Total assets of discontinued operations held for sale	$36,934	$36,206

Liabilities:
Accounts payable	$4,829	$3,080
Accrued expenses and other liabilities	3,115	3,063

Total current liabilities of discontinued operations held for sale	7,944	6,143
Other long-term liabilities	1,466	1,253

Total long-term liabilities of discontinued operations held for sale	$1,466	$1,253
Total liabilities of discontinued operations held for sale	$9,410	$7,396

Net assets of discontinued operations held for sale	$27,524	$28,810

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three and nine months ended September 30, 2006 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$5,739	$4,777	$21,075	$15,903
Pre-tax loss	(2,949)	(3,554)	(5,827)	(12,581)
Income tax benefit	1,129	1,577	5,222	4,835

Loss from discontinued operations, net of tax	$(1,820)	$(1,977)	$(605)	$(7,746)

        For the three and nine months ended September 30, 2007, $937 and $2,210, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

  Avica—A Variable Interest Entity

        In November 2006, the Company closed a worldwide exclusive license agreement with Avica Technology Corporation ("Avica"), a provider of a suite of technologies, products and services that handle content delivery and presentation for digital distribution networks. Although the Company currently has no ownership interest in Avica, it is considered to be a variable interest entity of the Company, in conformity with FIN 46(R), "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51," as the Company is considered to be the primary beneficiary of Avica. Therefore, the Company has included the assets, liabilities, and results of operations of Avica in its consolidated financial statements from the date of the close of the license agreement. The Company expects the consolidation of Avica will continue to have an impact on its financial results from discontinued operations in future periods, because it will continue to recognize the operating losses generated by Avica given that Avica's shareholders' equity is in a net deficit position.

        While the Company has consolidated the liabilities of Avica in accordance with FIN 46(R), it has no obligation to pay any amounts to any of Avica's creditors. As such, creditors of Avica lack any recourse against the Company.

        The changes to the Company's total assets and total liabilities related to the consolidation of Avica included in the Company's Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of December 31, 2006 were $3,616 and $3,878, respectively. The changes to the Company's total assets and total liabilities related to the consolidation of Avica included in the Company's Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of September 30, 2007 were $1,548 and $2,516, respectively. Included in the loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2007 are Avica's losses for these periods of $175 and $706, respectively.

Note 12—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the employee stock purchase plan ("ESPP") using the "treasury stock" method.

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$922	$840	$8,597	$5,186
Loss from discontinued operations	(1,820)	(1,977)	(605)	(7,746)

Net income (loss)	$(898)	$(1,137)	$7,992	$(2,560)

Denominator:
Weighted average common shares outstanding	17,654	17,517	17,566	17,834

Continuing operations	$0.05	$0.05	$0.49	$0.29
Discontinued operations	(0.10)	(0.11)	(0.04)	(0.43)

Basic net income (loss) per common share	$(0.05)	$(0.06)	$0.45	$(0.14)

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$922	$840	$8,597	$5,186
Loss from discontinued operations	(1,820)	(1,977)	(605)	(7,746)

Net income (loss)	$(898)	$(1,137)	$7,992	$(2,560)

Denominator:
Weighted average shares outstanding	17,654	17,517	17,566	17,834
Effect of dilutive securities:
Common stock options	707	620	748	631
Restricted stock	12	57	7	48
Common stock warrants	7	4	17	4
ESPP	5	9	5	7

Diluted shares outstanding	18,385	18,207	18,343	18,524

Continuing operations	$0.05	$0.05	$0.47	$0.28
Discontinued operations	(0.10)	(0.11)	(0.03)	(0.42)

Diluted net income (loss) per common share	$(0.05)	$(0.06)	$0.44	$(0.14)

        For the three months ended September 30, 2006 and 2007, 2,529 and 54 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2006 and 2007, 1,314 and 219 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

Note 13—Stock Repurchase Plan

        In August 2006, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. At September 30, 2007, the Company had repurchased all shares of common stock under this authorization for an aggregate cost of $22,670.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current beliefs, expectations, estimates and projections about our industry, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar effect, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed in or implied by these statements. These factors include those listed under the "Risk Factors" section contained below and elsewhere in this Form 10-Q, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-K. We cannot guarantee future results, levels of activity, performance, or achievements. We do not intend to update these forward-looking statements to reflect future events or circumstances. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q.

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

        In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. The sales process has begun and we are working to conclude this process over the coming months. The DTS Digital Cinema business intends to focus on the potentially large and emerging market for digital cinema products and services. In accordance with SFAS No. 144, during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

        In August 2007, in response to changing market conditions, including tightening in the credit markets, we reevaluated our sales strategy in an effort to maximize shareholder value, and we have modified our sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. Additonally, we engaged a valuation firm during the third quarter of 2007 to perform an interim evaluation of goodwill, per SFAS No. 142, in order to determine whether the changing market conditions represent impairment indicaters for the goodwill classified as held for sale. The results from this interim evaluation were important factors in our determination that impairment did not exist at September 30, 2007, as the valuation of the businesses or assets comprising the DTS Digital Cinema business exceeds the carrying value of the net assets held for sale. Due to the changing market conditions and the decision to offer the assets of the Cinema and Digital Images businesses together or individually, we reevaluated SFAS No. 144 during the third quarter of 2007 and determined that the businesses or assets comprising the DTS Digital Cinema business and the related operations meet the criteria for the held for sale and discontinued operations classifications, respectively.

        All discussions and amounts in Management's Discussion and Analysis, except for Liquidity and Capital Resources, for all periods presented relate to continuing operations only, unless otherwise noted.

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

        We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

        Our cost of revenues consists primarily of amounts paid for products and materials, salaries and related benefits for operations personnel, amortization of acquired intangibles and payments to third parties for copyrighted material.

        Our selling, general, and administrative expenses consist primarily of salaries and related benefits for personnel engaged in sales and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses, including personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

        We have a licensing team that markets our technology directly to consumer electronics products manufacturers and semiconductor manufacturers. This team includes employees located in the United States, China, Japan, Hong Kong, Ireland and Northern Ireland. We sell music content released under our DTS Entertainment label through exclusive distribution arrangements in the United States, Europe and Japan. We employ consultants to coordinate sales to independent retailers and we sell this music to consumers through web-based retailers and distributors.

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

        While we are optimistic about the expected growth in next generation optical disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. For example, revenues from next generation high definition optical disc formats comprised 5% and 12% of revenues for our first and second quarters of 2007, respectively, but then fell to 9% of revenue in our third quarter of 2007. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these next generation products, product pricing, manufacturer redesign cycles, competition among competing formats, content availability, and the impact of format competition on consumer buying patterns.

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

        In January 2007, along with Coding Technologies we announced the availability of a broadcast solution which will allow high definition broadcasts of MPEG-4 transmissions in the advanced AAC-Plus audio codec to be transcoded to DTS Digital Surround in set-top boxes for playout through DTS-capable AV receivers. This DTS/Coding Technologies solution has been adopted as a mandatory part of Norway's digital terrestrial set-top box standard.

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

Results of Continuing Operations

  Revenues

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended September 30,	$10,714	$9,514	$1,200	13%
Nine months ended September 30,	$36,233	$39,776	$(3,543)	(9)%

        The increase in revenues for the quarter ended September 30, 2007, compared to the third quarter of 2006, was primarily attributable to continued strength in our car audio systems business and royalties from next generation high definition optical disc formats, which we first began to record in 2007. However, revenue from the next generation optical disc formats fell significantly from the quarter ended June 30, 2007, as certain consumer electronics product manufacturers reduced production levels in advance of product change-overs in response to significant feature and price pressures leading into the holiday selling season. We will continue to monitor the Blu-ray and HD DVD markets, particularly during the critical holiday season, and remain cautious in our overall outlook due to uncertainties regarding the timing and rate of adoption of the new formats. However, we expect technology licensing revenues to grow during the remainder of the year, as wider availability of high definition player, PC and game console models coupled with aggressive pricing and promotion of these products should result in increased licensing revenues from the new formats, and from continued strength in the car audio systems market.

        The decrease in revenues for the nine months ended September 30, 2007, compared to the same prior year period, was primarily attributable to an $8.9 million decrease in royalty recoveries from intellectual property compliance and enforcement activities, partially offset by increased revenues from the car audio market and the inclusion of new revenue streams from the Blu-ray and HD DVD markets. Revenues from the car audio market increased more than 50% during the nine months ended September 30, 2007, compared to the same period in the prior year. Additionally, royalties from Blu-ray and HD DVD comprised 9% of total revenue for the nine months ended September 30, 2007.

  Gross Profit

	2007	%	2006	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended September 30,	$10,426	97%	$9,029	95%	2%
Nine months ended September 30,	$35,391	98%	$38,350	96%	2%

        The increase in gross profit margin in the current year relates to a reduction of prepaid production costs, including the recognition of these deferred costs, for DTS Entertainment, which were substantially written-off in the fourth quarter of 2006. We expect consolidated gross profit margins in the 97% to 98% range for 2007.

  Selling, General and Administrative ("SG&A")

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended September 30,	$7,195	$7,504	$(309)	(4)%
% of Revenue	67%	79%
Nine months ended September 30,	$23,289	$21,814	$1,475	7%
% of Revenue	64%	55%

        The decrease for the three months ended September 30, 2007, compared to the same prior year period, is primarily due to a reduction in employee related costs in response to reduced revenue expectations.

        The increase for the nine months ended September 30, 2007, compared to the same prior year period, is primarily due to increases in stock-based compensation expense related to additional employee equity grants since September 30, 2006 and employee related costs. We also incurred higher expenses for audit related services during this period.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2007	2006	$	%
	($ in thousands)
Three months ended September 30,	$1,611	$1,723	$(112)	(7)%
% of Revenue	15%	18%
Nine months ended September 30,	$4,881	$5,034	$(153)	(3)%
% of Revenue	13%	13%

        The decrease for the three months ended September 30, 2007, compared to the same prior year period, is primarily attributable to decreases in outside consultant related costs during the current quarter, partially offset by increases in employee related expenses.

        The decrease for the nine months ended September 30, 2007, compared to the same prior year period, is primarily attributable to decreases in outside consultant related costs and expense reimbursements under certain research grants, partially offset by increases in employee related expenses. We intend to continue to invest in R&D to support our broadening product development agenda and the ongoing support of the rollout of Blu-Ray Disc and HD DVD, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

        Interest and other income, net, for the three months ended September 30, 2007 decreased 35% to $0.9 million from $1.4 million for the three months ended September 30, 2006. The decrease is primarily attributable to lower average invested balances as a result of our stock repurchases during the second and third quarters of 2007, and from a greater focus on tax exempt investments in 2007, which have lower nominal interest rates, but greater after-tax yields.

        Interest and other income, net, for the nine months ended September 30, 2007 decreased 42% to $2.1 million from $3.7 million for the nine months ended September 30, 2006. The decrease is largely due to the factors mentioned above. Additionally, we recorded an adjustment in the first quarter of 2007 to correct an error. In the first quarter of 2007, management identified an error in our accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $0.7 million. The correction has decreased income from continuing operations before income taxes by $0.7 million and income from continuing operations by $0.5 million for the nine months ended September 30, 2007. Although this correction was an out-of-period adjustment, management determined that the effect on previously filed reports was not material. Going forward, we expect interest income for the year to be in the range of $2.5 to $3.0 million, based on the current interest rate environment and current investment balances.

  Income Taxes

        For the three months ended September 30, 2007, we recorded an income tax provision of $1.7 million on pre-tax income from continuing operations of $2.5 million. For the three months ended September 30, 2006, we recorded an income tax provision of $0.3 million on pre-tax income from continuing operations of $1.2 million.

        For the nine months ended September 30, 2007, we recorded an income tax provision of $4.2 million on pre-tax income from continuing operations of $9.4 million. This resulted in an annualized effective tax rate of 45%. This rate differed from the U.S. statutory rate of 35% primarily due to recent results of an ongoing transfer pricing study relating to the establishment of our international licensing operation earlier this year, partially offset by tax exempt interest and research and development credits. For the nine months ended September 30, 2006, we recorded an income tax provision of $6.6 million on pre-tax income from continuing operations of $15.2 million. This resulted in an annualized effective tax rate of 43%. This rate differed from the U.S. statutory rate of 35% primarily due to the effect of different tax rates in foreign juristictions, partially offset by tax exempt interest and research, development credits and the extraterritorial income exclusion. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations. We expect the effective tax rate for 2007 will be approximately 45%.

Results of Discontinued Operations

        Loss from discontinued operations, net of tax, for the three months ended September 30, 2007 was $2.0 million, compared to a loss from discontinued operations, net of tax, of $1.8 million for the three months ended September 30, 2006. Revenues declined $1.0 million for the three months ended September 30, 2007, compared to the same prior year period due to softness in our cinema hardware and image restoration activities. Additionally, operating expenses decreased $0.3 million for the three months ended September 30, 2007, compared to the same prior year period due to a decrease in cost of sales associated with the overall decline in net sales. Partially offsetting the remaining decline in results from discontinued operations, net of tax, is an increase in the income tax benefit during the three months ended September 30, 2007, compared to the same prior year period.

        Loss from discontinued operations, net of tax, for the nine months ended September 30, 2007 was $7.7 million, compared to loss from discontinued operations, net of tax, of $0.6 million for the nine months ended September 30, 2006. Net sales decreased $5.2 million for the nine months ended September 30, 2007, compared to the same prior year period. Operating expenses increased $1.5 million for the nine months ended September 30, 2007, compared to the same prior year period. The decrease in sales is largely due to the factors mentioned above. The increase in operating expenses is due to increased employee related expenses including stock-based compensation expense, professional service fees relating to the sales process and the inclusion of Avica's losses. Partially offsetting the increased operating expenses was a decrease in cost of sales associated with the overall decline in net sales and the cessation of depreciation and amortization during the current year upon the discontinued operations being classified as held for sale. The remaining decline in results from discontinued operations, net of tax, relates primarily to a decrease in the income tax benefit during the nine months ended September 30, 2007, compared to the same prior year period.

        While we believe the likelihood is remote for an impairment resulting from the net assets of the DTS Digital Cinema business, less costs to sell, exceeding a potential sale price, there can be no assurance that a sale of these assets subsequent to quarter end will not result in an impairment.

Liquidity and Capital Resources

        At September 30, 2007, we had cash, cash equivalents and short-term investments of $87.0 million, compared to $108.8 million at December 31, 2006.

        Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $11.6 million for the nine months ended September 30, 2006. The decrease in operating cash flows during the nine months ended September 30, 2007, compared to the same prior year period, results largely from an $8.9 decrease in royalty settlements received during the first nine months of 2007, compared to the same prior year period. Additionally, cash flows from accounts receivable decreased $2.3 million during the nine months ended September 30, 2007, compared to the same prior year period, due primarily to accrued licensing revenues from Blu-ray Disc and HD DVD based products, which began in 2007, and current year accrued revenues relating to licensing enforcement settlements.

        Net cash provided by investing activities totaled $38.1 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $3.5 million for the nine months ended September 30, 2006. Cash provided by investing activities for the nine months ended September 30, 2007 primarily consists of net sales of available for sale investments and maturation of held to maturity securities of $43.4 million in total, offset by purchases of property and equipment of $3.8 million.

        Net cash used by financing activities totaled $18.1 million for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $1.9 million for the nine months ended September 30, 2006. Cash used by financing activities for the nine months ended September 30, 2007 primarily consists of stock repurchases, offset by proceeds from issuances of common stock under the employee stock purchase plan, exercise of stock options and related excess tax benefits.

        In 2005, we entered into an agreement for the purchase of a new enterprise resource planning ("ERP") system, for approximately $0.7 million. From inception of this project through September 30, 2007, we incurred approximately $6.1 million for the purchase of the ERP system and implementation costs. We expect that we will incur additional costs over the next several years as we continue to refine the system's functionality.

        In August 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the nine months ended September 30, 2007, we repurchased all shares of common stock under this authorization for an aggregate of $22.7 million.

        On July 2, 2007, we acquired certain assets of Spatializer Audio Laboratories, Inc. ("Spatializer") and its wholly-owned subsidiary, Desper Products, Inc ("Desper") for a cash payment of $1.0 million.

        We are continuing to fund the obligations of the DTS Digital Cinema business, and will continue to do so through the close of a sale transaction. All expenses incurred relating to the sales transaction, while classified as discontinued operations, will continue to affect our liquidity and capital resources and utilize portions of the cash that is generated or held by DTS, Inc. At this time, we are unable in good faith to make a full determination of the estimated expenses which will be incurred relating to the sales transaction. The sales process has begun and we are working to conclude this process over the coming months.

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein, in our Form 10-K filed on March 16, 2007 and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2006, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN 48. As of September 30, 2007, our total amount of unrecognized tax benefits was $3.5 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2007, we did not have any long-term debt; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average duration of our investment portfolio is typically less than 90 days. As of September 30, 2007, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income from continuing operations before income taxes.

        We derive over 90% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the nine months ended September 30, 2007. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.7 million in the nine months ended September 30, 2007. Based upon the expenses for the nine months ended September 30, 2007, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2007, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        In April 2007, we implemented a new ERP system in our U.S. and UK operations. We believe that we have adequately controlled the transition and that there will be no significant negative impact to our internal control environment. We expect this ERP system to further advance our control environment by automating certain aspects of our internal controls, improving management visibility with respect to detailed financial information and standardizing processes as its full capabilities are utilized.

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

Risks Related to Our Business

  We do not expect sales of traditional consumer DVD players to sustain their past growth rates. Our business is highly dependent on the growth in next generation optical disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of DVD players and home theater systems level off or decline, consumer adoption of next generation optical disc products fails to materialize or does not materialize as quickly as we expect, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Growth in our business over the past several years is due in large part to the rapid growth in sales of DVD players and home theater systems incorporating our technologies. As the markets for DVD players mature, we expect sales of traditional consumer DVD players to decline. To the extent that sales of DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. There are currently two competing formats for high-definition optical discs and consumers may not react favorably to having to make a choice between formats. There is also the risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow adoption by consumers of these new formats, as well as the inability of traditional DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with traditional DVD players and home theater systems. Even assuming resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of traditional DVD players. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects will be adversely affected.

  The sale of our DTS Digital Cinema business or any failure to successfully manage and complete an undertaken sales transaction could adversely affect our business and operating results.

        In order to better address rapidly evolving markets, meet the needs of customers and increase stockholder value, we are proceeding with the sale of our DTS Digital Cinema business. In August 2007, in response to changing market conditions, including tightening in the credit markets and the resulting uncertainty, we reevaluated our sales strategy in an effort to maximize shareholder value, and we have modified our sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. The sales process may be costly. The sale might not be accomplished by the end of 2007 or at all. The sales process requires significant time and attention from our management, finance, accounting and legal teams, which could disrupt our day-to-day operations and shift the allocation of these resources away from matters related to our core business. In addition, implementing any transaction would involve a number of operational, legal and, possibly, regulatory steps. Implementation could be costly, cause further disruption to our day-to-day operations, and result in the loss of customers and/or sales revenue, which could cause our business and operating results to suffer. Furthermore, implementation of a sale is a complicated process and there is a risk that we may not be successful in the execution of our sales strategy, which could cause our business to suffer and our stock price to decline.

  Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the entertainment industry and the consumer electronics products industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and manage brand transition in connection with the process of selling the businesses or assets that comprise our DTS Digital Cinema business, which we may not do successfully.

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

        Companies that participate in the digital audio, digital image processing, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property disputes, with or without merit, could be costly and time consuming to litigate or settle, and could divert management's attention from executing our business plan. In addition, our technology and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party's rights and could be required to temporarily or permanently discontinue licensing our products.

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

  We have limited control over existing and potential customers' and licensees' decisions to include our technology in their product offerings.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

        Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of ICs, that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

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

  •
  proceed with the sale of the businesses or assets that comprise our DTS Digital Cinema business;

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

  •
  the costs associated with our expansion, if any; and

  •
  the sale of the businesses or assets that comprise our DTS Digital Cinema business.

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

        We recently implemented a new enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business. The implementation of this new ERP system is costly and involves numerous risks including: disruption to our normal accounting procedures and internal control over financial reporting, inaccuracies in the conversion of electronic data, difficulties integrating the systems and processes, additional costs to continue to refine the system's functionality, and disruption of our financial reporting process. Failure to adequately address these issues could materially adversely affect our operating results, internal control over financial reporting, ability to manage our business effectively, and ability to meet regulatory filing deadlines.

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

        We market and sell our products and services outside the United States, and currently have employees located in more than ten countries worldwide. Many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. During the nine months ended September 30, 2007, over 90% of our revenues from continuing operations were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  Our ability to develop proprietary technology in markets in which "open standards" are adopted may be limited, which could adversely affect our ability to generate revenue.

        Standards-setting bodies, such as those for digital cinema technologies, may require the use of so-called "open standards," meaning that the technologies necessary to meet those standards are publicly available. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

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

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service will begin an examination of our 2005 federal income tax return during the fourth quarter of 2007. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

  Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in Standard and High Definition-DVD and Blu-ray. In the standards for High Definition-DVD and Blu-ray, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

        Various national governments have adopted or are in the process of adopting standards for all digital television broadcasts, including cable, satellite, and terrestrial. In the United States, Dolby's audio technology has been selected as the sole, mandatory audio standard for terrestrial digital television broadcasts. As a result, the audio for all digital terrestrial television broadcasts in the United States must include Dolby's technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our audio technology may never be included in that standard. Certain large and developing markets, such as China, have not fully developed their digital television standards. Our technology may or may not ultimately be included in these standards.

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

  The demand for our current or "legacy" cinema products and production services could decline if the film industry broadly adopts digital cinema.

        If the film industry broadly adopts digital cinema, the demand for our current or "legacy" cinema products and production services could decline. If, in such circumstances, we are unable to adapt our professional products and production services or replace such business with new products for the market for digital cinema successfully, our business could be materially adversely affected.

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

        Substituting particular components containing regulated hazardous substances can be difficult or costly, and redesign efforts could result in production delays. Products that we maintain in inventory may be rendered obsolete if not in compliance with the new environmental laws, which could negatively impact our ability to generate revenue from those products. We could also face significant costs and liabilities in connection with product take-back legislation. The European Union Directive 2002/96/EC as amended by 2003/108/EC (Waste Electrical and Electronic Equipment Directive also known as the "WEEE Directive") requires producers of particular electrical and electronic equipment, including broadcast equipment, to be financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As of December 2006, not all member states within the EU have enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the costs to comply with the WEEE Directive.

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

  •
  market perception of our progress toward announced objectives, including without limitation, the sale of the businesses or assets that comprise our DTS Digital Cinema business;

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

  •
  the adoption rate of new products incorporating our or our competitors' technologies, including next generation optical disc players;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended September 30, 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2007 through July 31, 2007	491,500	$22.88		491,500	343,500
August 1, 2007 through August 31, 2007	343,500	$22.55		343,500	—
September 1, 2007 through September 30, 2007	—	—		—	—

Total	835,000	$22.74	(2)	835,000

Notes:

(1)
All shares purchased during the three months ended September 30, 2007 were repurchased under our Board of Directors authorization that we announced in August 2006, under which we are authorized to repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

(2)
Represents weighted average price paid per share during the quarter ended September 30, 2007.

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

DTS, Inc.
Date: November 9, 2007	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: November 9, 2007	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

QuickLinks

DTS, INC. FORM 10-Q TABLE OF CONTENTS
DTS, INC. PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
DTS, INC. CONSOLIDATED BALANCE SHEETS
DTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
DTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
DTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, except per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX