Form 10-K
period 2007-12-31
DTS, INC.
filed 2008-03-03
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50335

DTS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0467655
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5171 Clareton Drive
Agoura Hills, California 91301
(Address, including zip code, of Registrant's principal executive offices)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 29, 2007 was approximately $392,603,250 (based upon the closing price for shares of the registrant's Common Stock as reported by the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         As of February 22, 2008, 17,672,391 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on or about May 15, 2008.

DTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained in Item 1A and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

Item 1.    Business

Company Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a broad range of products, including audio/video receivers, Standard Definition DVD players, Blu-ray Disc and HD-DVD playback devices, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies and music content.

        The quality of our technology offerings, coupled with our reputation for delivering high quality entertainment experiences to consumers, led the consumer electronics industry to mandate the use of DTS technology in all Blu-ray Disc playback devices. We believe our mandatory position in this next generation optical media standard provides a significant growth driver for us over the next several years. Our goal is to become an essential ingredient in high quality entertainment experiences by enabling the creation of compelling content and by incorporating our technology into every device that manages, controls or delivers high-quality digital entertainment.

        We were founded in 1990 and received a key strategic investment in 1993 from a variety of investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets. In 1996, we launched our consumer technology licensing business, in which we license our technology to consumer electronics and other product manufacturers. To date, we have entered into licensing agreements with substantially all of the world's major consumer electronics manufacturers. We also license our technology to many major semiconductor manufacturers. Our technology, trademarks, and know-how have been incorporated in hundreds of millions of consumer electronics products worldwide.

        With the growth of our consumer technology licensing business over the past several years and our belief that our mandatory position in the Blu-ray Disc standard will drive significant future growth, we decided in 2006 to explore the possibility of exiting our cinema and digital image processing businesses, which, when combined, comprised our DTS Digital Cinema business. On February 20, 2007, we announced that our Board of Directors had approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving consumer electronics markets. Therefore, the entire DTS Digital Cinema business is classified as Assets of Discontinued Operations Held For Sale on our balance sheets and as Discontinued Operations on our statements of operations. Except as otherwise noted, information herein is presented for the Consumer business or continuing operations only.

        We develop, market, license and sell our proprietary technology and services for the following consumer markets:

  •
  Home theater and consumer electronics devices such as audio/video receivers, home-theater-in-a-box systems, Standard Definition DVD, Blu-ray Disc players;

  •
  Car audio and video devices such as high end in-car infotainment systems (in dash audio, video and navigation);

  •
  Game consoles such as Sony's PS3 which has an internal Blu-ray Disc drive;

  •
  Personal computers, including software applications, PC-based hardware products for home theaters, some of which may use Blu-ray Disc drives;

  •
  Professional audio products for encoding and decoding digital multi-channel content in our proprietary format; and

  •
  Emerging markets for digital multi-channel audio such as digital home networks, portable electronics devices, and digital satellite and cable broadcast products.

Industry Background

        Over the past 15 years, trends that have greatly impacted the entertainment industry include: the transition from analog to digital entertainment content and technological advancements in digital coding, transmission, signal processing, optical storage, and playback. These trends helped create a technical foundation for the widespread adoption of digital multi-channel audio and high definition video for many forms of entertainment.

  Adoption and Growth of Digital Multi-Channel Audio in the Motion Picture Industry

        Movie soundtracks were originally presented in mono, or one-channel, audio. In the mid-1970s, stereo was introduced. Stereo consists of two channels and presents sound through discrete left and right speakers. Stereo was followed by matrix technology that allowed an inexpensive two-track system to bring better sound to a large number of movie theaters. However, matrix technology allows only limited audio quality enhancement and channel separation over stereo.

        In the early 1990s, the listening experience of cinema audiences was significantly enhanced through the introduction of digital multi-channel audio technology. Multi-channel audio, commonly referred to as surround sound, allows listeners to hear discrete sounds simultaneously through more than two speakers. This format combined high-quality audio with full separation in five channels: left, center, right, left surround, right surround, plus a channel dedicated to low frequency effects known as a subwoofer. This digital discrete surround sound enabled movie directors and producers to create a more enveloping and realistic entertainment environment. Many filmmakers recognized the ability of multi-channel audio to enhance the entertainment experience and promoted its widespread adoption. As a result, digital surround sound quickly became the industry standard for feature films and set the stage for the migration of surround sound to the consumer electronics market, initially for home theater systems.

  Proliferation of Home Theater Systems

        Home theater systems generally consist of a display, which can be high definition, a Standard Definition DVD and/or a Blu-ray Disc playback device, a digital multi-channel audio/video receiver, five or more speakers and a subwoofer. Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for digital multi-channel capable home theater systems has been fueled by:

  •
  the extensive adoption of digital multi-channel audio in movie theaters;

  •
  declining prices for Standard Definition DVD players, audio/video receivers, and home-theater-in-a-box systems;

  •
  the superior quality and feature sets of Standard Definition DVDs;

  •
  the widespread availability of Standard Definition DVDs released with digital multi-channel soundtracks;

  •
  the growth of high definition television displays;

  •
  the proliferation of high definition cable and satellite channels;

  •
  the growth of high definition content provided by the studios;

  •
  the growth of high definition gaming consoles; and

  •
  the expected transition from Standard Definition DVD to Blu-ray Disc playback devices.

        According to the Digital Entertainment Group, or DEG, it is estimated that, during the year ended December 31, 2007, U.S. consumers spent $23.4 billion on renting and purchasing Standard Definition DVDs. In addition, consumers spent close to $300 million on Blu-ray discs in 2007. We believe that the demand for home entertainment content is an indicator of the expected demand for Standard Definition DVD and Blu-ray Disc players, which drives our revenue.

        High definition displays have been an important driver in the proliferation of home theater systems. The Consumer Electronics Association, or CEA, estimates that 79% of displays sold in 2008 will be high definition.

        Overall, the DEG estimates that in the U.S. there are over 90 million households with Standard Definition DVD players and a total of 230 million players have been sold since the launch of the format in 1997. The DEG estimates that 60% of DVD owners have more than one player. We expect that high definition media devices, including set-top-box standalone players and game consoles, will be a significant driver of our future growth. The DEG estimates that 4.5 million high definition media players have been sold since their launch in 2006.

  Development of Robust New Markets for High Quality Branded Entertainment Technologies

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

        Looking forward, we expect that next generation formats will drive home entertainment growth in the form of Blu-ray Disc players, game consoles and blue laser DVD-ROM drives for personal computers. Blu-ray Disc, while delivering five times the video resolution of a Standard Definition DVD, is also capable of delivering audio that is a bit-for-bit identical to the studio master.

        Car audio, personal computer, and video game console manufacturers are increasingly incorporating digital multi-channel audio capability into their products. Virtual surround sound technology is also beginning to be incorporated into portable electronics applications, such as palm-top DVD players, which allow listeners to enjoy a simulated surround sound experience using headphones. These markets represent significant growth opportunities as content providers and consumers become more familiar with the capability of digital multi-channel audio to enhance the entertainment experience.

        We believe that virtual surround sound, or surround sound simulated from two speakers or from headphones, will play an important role in improving the entertainment experience in the portable, personal computer and video game markets. The consumer electronics marketplace is experiencing a growing need for virtual surround sound technology solutions due to the growth of high definition entertainment.

        The digital satellite and cable broadcast market may also represent a significant future opportunity for deployment of our technologies and the delivery of high definition entertainment. Target markets include broadcast hardware, high definition set-top boxes, and televisions.

The DTS Solution

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, that enables the encoding and decoding of audio tracks in the DTS digital multi-channel sound format. The design architecture of our technology allows us to scale or adapt, adding features or performance while maintaining backward compatibility with earlier implementations of the technology. The encoding process reduces the storage space or transmission bandwidth required for the audio information, while maximizing the quality of the sound. The audio information can then be stored on a digital medium, such as a Standard Definition DVD, or transmitted over a broadband connection or broadcast signal. The encoded content can be played back on any digital audio electronics product equipped with a DTS Coherent Acoustics decoder, such as a Standard Definition DVD-based home theater system.

        The performance and flexibility of our Coherent Acoustics technology enables easy implementation in a variety of consumer electronics products. Our core technology has also been incorporated into sound systems used in homes, cars, personal computers, video game consoles, and digital satellite broadcast products.

        The adoption of our technologies depends on the availability of compelling content, along with the devices required to play it. Accordingly, we provide products and services to motion picture studios, recording artists, producers, and software developers to facilitate the creation and delivery of audio content in our proprietary digital multi-channel format.

        We strive to evolve and develop our technology on an ongoing basis. For example, to offer an enhanced experience for existing and new stereo content, we developed our Neo:6 matrix technology. This technology provides simulated multi-channel playback from stereo content and has been incorporated into home theater, PC (Neo:PC), and car electronics products.

        In 2006, we introduced DTS-HD Master Audio, which extends our technology offerings for Blu-ray Disc in two ways. First, our lossless coding extension delivers audio which is bit-for-bit identical to the original master content. Secondly, DTS-HD includes a low bit rate mode, known as DTS Express, that extends our technology for use in applications where bandwidth and data capacity is much lower than in optical media, such as broadcast and portable devices. Although DTS-HD was first introduced in Blu-ray Disc players and home theater systems, these new technologies can be used in a wide variety of consumer electronic devices and applications.

        We recently introduced DTS Surround Sensation, our virtual surround sound technology that allows the playback of 5.1 multi-channel content over two speakers or headphones. Further drawing upon our expertise in surround sound and professional cinema sound, our DTS Surround Sensation contains significant psycho-acoustic information that alters human audio perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of a two-speaker system or headphones. This technology also utilizes proprietary algorithms for dialog clarity, soundstage expansion, and bass enhancement to provide listeners with a virtual multi-channel surround sound experience from only two speakers.

DTS Technology Platform

        Our Coherent Acoustics audio technology platform is designed to capture, store, and reproduce audio signals. There are several technical considerations involved in this process, including the frequency of data sampling, the word length, and the bit rate. These factors affect the quality of audio presentation and are commonly managed through compression techniques.

        A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, and economic challenges. We address these challenges by developing coding algorithms and products that reduce the amount of data required to store, transmit and reproduce the audio.

        The design, architecture, and implementation of our coding solution is complex. Signal coding requires a thorough and combined understanding of the disciplines of electrical engineering, computer science, and psychoacoustics, coupled with significant practical experience. One of our key technical strengths has been our ability to develop a system that enables the transparent reproduction of an original audio signal, meaning that the reproduction sounds indistinguishable from its source.

        Emerging applications for digital multi-channel audio, such as video games, the Internet, portable media players and recordable media, have limited bandwidth and storage capabilities. Our technology architecture is flexible enough to accommodate these needs and optimize quality within the constraints of the application.

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

Technology Products and Services

        We provide technology that enables digital multi-channel surround sound for home theater, home audio, car audio, gaming consoles, personal computers, professional content creators, broadcast and other emerging segments of the consumer electronics market. Importantly, DTS technology was selected as a mandatory audio format in the Blu-ray Disc optical media format. As a result, DTS decoding technology will be utilized in at least two-channel form in any product that incorporates a Blu-ray Disc disc drive. To date, our decoders have been embedded in hundreds of millions audio/video devices.

        The following table summarizes how each of the proprietary technologies and products we sell relate to the various consumer markets that we serve.

  * These markets are considered new and emerging markets for DTS

  DTS-HD Audio

        Our DTS-HD Audio offering expands the capabilities offered by our core Coherent Acoustics technology. DTS-HD Audio is a scalable audio format with constant and variable bit rates as high as 24.5 Mbps for Blu-ray Disc, higher sampling frequencies, additional channels, lossless audio capability, quality-optimized low bit rate operation and a core decoder that is backward compatible with existing DTS Content. DTS-HD Audio added low bit rate, or DTS-Express, technology for applications such as broadcast, portable and other devices where significant data size and bandwidth limitations exist.

        DTS-HD Audio supports two levels of performance based on the capabilities of the home audio equipment used for playback: DTS-HD Master Audio and DTS-HD High Resolution Audio. DTS HD Master Audio provides up to 7.1 discrete channels and up to 24.5 Mbps for a lossless audio experience. DTS-HD High Resolution Audio provides up to 7.1 channels and up to 6.0 Mbps, which is up to four times higher a sampling rate than audio for a Standard Definition DVD.

        With DTS-HD Audio, we believe we are well positioned for the future evolution of high quality surround sound. While DTS-HD is generally limited to 7.1 channels of audio in the Blu-ray Disc specifications, the DTS-HD technology is capable of supporting more than 2,000 channels of 32-bit data.

  Coherent Acoustics (DTS ES and DTS 96/24)

        Our Coherent Acoustics technology was designed for the consumer electronics market. This proprietary technology enables delivery of multiple channels of discrete digital audio, typically from two to seven channels. Coherent Acoustics enables consumers to experience high-quality surround sound from their home theater systems, car audio systems, game consoles, and personal computers. Fundamental to the original DTS Coherent Acoustics system is its "core + extensions architecture." This architecture ensures backward compatibility with existing DTS content. The core contains the

Coherent Acoustics 5.1-channel 44.1 or 48 kHz DTS decoder. Extensions to the core permit additional channels, data for higher sampling rates, and future enhancements. All Coherent Acoustics decoders make use of the core. Advanced models make use of the core plus some or all of the extension capabilities. Extensions to the DTS core decoder include DTS-ES, the only solution for discrete 6.1 surround sound on Standard Definition DVD which adds a center back channel for added realism, and DTS 96/24, the only extended definition format for Standard Definition DVD which adds higher sampling rates and greater bit resolution for even better sounding audio, particularly with multi-channel music.

        We license our Coherent Acoustics technology to consumer electronics product manufacturers primarily through a two step process. First, we license our software developer kits to semiconductor manufacturers who typically embed our decoding software into their digital signal processor chips. In turn, these semiconductor manufacturers are required to sell DTS-enabled chips only to hardware manufacturers who have entered into consumer manufacturer licenses with us. Our business model provides for us to receive a per-unit royalty for products manufactured containing our decoding technology by the consumer manufacturer licensee. As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products.

        We have historically derived the majority of our revenue from licensing our technology for incorporation into home theater products. DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, home-theater-in-a-box systems, Standard Definition DVD players and Blu-ray Disc players. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio systems, personal computers, video games and consoles, portable electronics devices, and digital satellite broadcast products.

  DTS-Express (Low Bit Rate "LBR")

        DTS-Express (LBR) provides low bit rate audio coding for applications with 2 to 5.1 channels, focusing primarily on bandwidth constrained audio applications such as internet, broadcast audio, and secondary audio on next generation optical disc players. It can also be utilized by portable devices such as cellular phones, digital music players and flash drives with our Fit to Media and Fit to Stream technologies. DTS-Express is unique in its highly granular scalability. Through the concept of Fit to Media and Fit to Stream, a single encoded audio track can be played back at a variety of lower resolutions (bit rates) than the original encode. For example, an audio track encoded at 256 Kbps could be streamed at 200 Kbps over the Internet or a home network without re-encoding. Its robust design enables DTS-Express to be transfered at variable data rates from the original encoding without pops or pauses in the audio as the available bandwidth changes.

  DTS Neo:6

        Our Neo:6 matrix technology provides simulated multi-channel play back from stereo, or two-channel, content. This technology is incorporated into many home theater systems, home audio systems, and car audio systems.

  Virtual Surround Sound

        The consumer electronics marketplace is experiencing a growing need for simulated (or virtual) surround sound technology solutions due to the growth of HDTV, the use of personal computers as complete home entertainment devices, and the proliferation of higher quality portable electronics. We currently offer the following simulated surround sound technology solutions:

  •
  DTS Surround Sensation

          DTS Surround Sensation contains significant psycho-acoustic information that alters human audio perception, causing the listener to percieve that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional soundfield that exceeds the limitations of just two speakers for a surround sound experience that approaches the experience of a discrete 5.1 system without the need for the additional speakers and amplifiers.

          Key features of DTS Surround Sensation include:

    –
    Dialog Clarity—The DTS algorithm enhances signal clarity to address problems that may occur due to competing signals from speakers and film content that is specifically mixed for cinema playback.

    –
    Soundstage Expansion—In instances where the original source material is only a two-channel input stream, DTS Surround Sensation will improve the listening experience by broadening the soundstage and creating a simulated center channel for improved clarity and audio crispness. This can create the sensation that the speakers or headphones are farther apart than they actually are, and some sounds are perceived to be directly in front of the listener.

    –
    Bass Enhancement—DTS Surround Sensation restores the perception of fundamental low-frequency effects (LFE) by dynamically augmenting harmonics, yielding improved bass performance without the additional hardware costs of adding a subwoofer.

  •
  Spatializer

          In 2007 we purchased the assets of Spatializer Audio Laboratories, Inc. or Spatializer, and assumed certain ongoing license contracts. Spatializer was an early pioneer in virtual audio technologies and had developed several technologies optimized for very low processing and memory requirements. In conjunction with DTS Surround Sensation, Spatializer branded technologies address a range of product applications, where significant constraints such as low power and low memory capacity exists, to applications where memory, processing power and battery life are less constrained.

  DTS Digital Out

        Consumer electronics manufacturers of Standard Definition DVD products can also design their products to support the passing of a DTS bitstream to another device, such as an audio/video receiver, that contains a DTS decoder. We refer to this certified pass-through capability as DTS Digital Out. Only devices equipped with a Coherent Acoustics decoder can play back digital multi-channel audio encoded in our format. Similar to our licensing program for decoding technology, our DTS Digital Out trademark licensees typically pay us fees for access to our developer kits and for our certification of their products. Our business model generally provides that we receive per-unit royalties for products manufactured containing our trademark and know how.

  DTS Connect and DTS NEO:PC

        The DTS-Connect program allows for the use of our technology in personal computers. DTS-Connect features a real-time DTS encoder (DTS-Interactive) and a version of our Neo:6 matrix technology tuned especially for personal computers, which we call Neo:PC. This technology suite not only allows personal computer users to take advantage of the playback capabilities of any DTS decoder by encoding audio resident on or streamed to the user's computer in the DTS format, but also provides a multi-channel playback experience from stereo or mono content, via our NEO:6 technology.

  DTS Interactive

        DTS Interactive is used stand alone in certain gaming and PC applications and more broadly as part of a number of other technology suites that we provide. Providing for real-time encoding of up to 5.1 channels of uncompressed audio data into the DTS format, DTS Interactive is used to re-encode audio inside of Blu-ray Disc players after primary and secondary audio has been mixed to provide a DTS compatible 5.1 bitstream output, and as part of DTS-Connect after the two channel stereo audio has been expanded to 5.1 via the Neo:PC technology. DTS Interactive provides an easy to use, backwards compatible one wire connection to the large installed base of DTS enabled 5.1 home theater systems.

  Content Creation Products; DTS Master Audio Suite and DTS Surround Audio Suite

        We also market technology for the creation of digital multi-channel audio content. Over the past few years, we have developed and launched a new set of professional audio products to support the launch of DTS-HD. These products include the DTS-HD Master Audio Suite™ (MAS), which is a Mac or PC software suite for encoding, monitoring and editing DTS-HD and standard definition digital audio encodes. We also offer our DTS Surround Audio Suite™ (SAS) for Mac or PC for encoding and monitoring standard definition DTS Digital Surround audio encodes. Both MAS and SAS are sold to professional audio equipment dealers worldwide. We offer DTS encoding and decoding Software Licensing for integration into third party professional audio software products as well as authoring systems integration. We license our encoding technology to professional and professional/consumer product manufacturers who in turn sell it with or integrate it into their products. MAS and SAS, as well as professional audio and authoring software licensing products, are used primarily by audio post-production, optical disc authoring and surround music mastering facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks for content owners. The content owners include home video producers and distributors, individual music artists, and music labels. We sell, license, and provide a variety of professional audio products and services for content creators/owners. Additionally, we work with partners to better integrate DTS-HD technologies into several next generation Blu-ray Disc professional authoring systems.

  New and Emerging Market Segments for DTS

        The high quality and flexibility of our Coherent Acoustics algorithm provides for a variety of potential alternative applications. We are expanding into new and emerging markets for consumer electronics and entertainment products that incorporate high-quality digital multi-channel audio, including:

  •
  Network based Home Audio Systems.  These are centralized home-based entertainment systems and servers that deliver entertainment content to various playback devices throughout the home.

  •
  Portable Electronics Devices.  Our technology is incorporated into some portable electronics devices, such as portable DVD players. We intend to aggressively pursue incorporation of our technology, including our new low bit rate and virtual technologies, into other portable electronics devices such as cellular phones, flash memory players and portable media players which enable, among other things, stereo and simulated multi-channel playback via headphones utilizing DTS Surround Sensation. We are actively working with relevant standards organizations seeking the inclusion of our technology in their standards.

  •
  Digital Satellite and Cable Broadcast Products.  Our technology has been adopted by the European Broadcasting Union's Digital Video Broadcast Project as one of several optional formats for digital multi-channel audio delivery. This standards group sets digital cable, satellite, and terrestrial broadcast standards for international markets, including Europe. We are actively working with other relevant standards organizations for the inclusion of our technology in their standards. Such inclusion would enable us to pursue the incorporation of our technology into broadcast hardware, set-top-boxes, and televisions. To date, we have licensed our trademarks and encoding technology for incorporation into television set-top-boxes.

Intellectual Property

        As a provider of high quality branded entertainment technologies to markets worldwide, we believe it is extremely important to protect our technology through the use of patents, trademarks, copyrights, and trade secrets in many countries.

        We have a substantial base of intellectual property assets, including patents, trademarks, copyrights, and trade secrets. We have many individual patent families resulting in hundreds of individual patents and patent applications throughout the world. We have hundreds of trademarks and trademark applications pending worldwide with additional marks in the pre-application phase. We also have a number of federally registered copyrights and maintain a sizeable library of copyrighted software and other technical materials as well as numerous trade secrets. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial markets of the world.

        It is our general practice to file patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. Many of our more substantive patents have expiration dates ranging from 2015 to 2018. We also have a number of patents and patent applications that span both the consumer products and cinema sectors of our business. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

        We generally license our technology through a two-tiered structure: first to integrated circuit semiconductor manufacturers and then to consumer electronics product manufacturers. We generally license on a non-exclusive, worldwide basis. Our business model generally provides for hardware manufacturers to pay us a license fee for each unit they manufacture that contains our technology or trademarks. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are generally required to display the appropriate DTS trademark on the products they manufacture.

        Our trademarks consist of many individual word marks, logos, and slogans filed throughout the world. The marks cover our various products, technology, improvements, and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and, generally, are required to be used on licensed products to identify the existence of the technology, to provide greater consumer awareness and to advance the sales of the product the trademark is on.

        We have a significant amount of copyright protected materials including software and textual materials. A number of these products have been federally registered.

Customers

  Consumer Electronics Products Manufacturers

        We have licensed our technologies or our trademarks to substantially all of the major consumer electronics product manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronics products worldwide. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2007.

  Semiconductor Manufacturers

        We have licensed to a substantial number of the major semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees.

  Content Providers

        We have also sold and/or provided our technologies to many of the leading home video and music content providers. To date, thousands of Standard Definition DVD titles have been produced with DTS digital multi-channel audio tracks. Over one hundred Blu-ray Disc titles have also been produced using DTS audio tracks.

Sales, Marketing, and Support

        We have a licensing team headquartered in Limerick, Ireland that markets our technology directly to large consumer electronics product manufacturers and semiconductor manufacturers. This team also includes employees located in the United States, China, Hong Kong, Japan, Northern Ireland, South Korea and Taiwan. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers we can enhance our sales and business development efforts.

        We market our digital sound encoding equipment directly to the content providers and audio professionals serving the consumer electronics market. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronic products.

Research and Development

        We have a group of 46 engineers and scientists, including five PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facilities in Bangor, Northern Ireland, and Vancouver, Canada.

        Our research and development expenses totaled approximately $5.8 million during 2005, $6.9 million during 2006, and $6.5 million during 2007. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

Governmental and Industry Standards

        There are a variety of governmental and industry-related organizations that are responsible for adopting system and product standards. Standards are important in many technology-focused industries as they help to ensure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring the existence of a particular technology or feature, or an optional basis, meaning that a particular technology or feature may be, but is not required to be, utilized.

        We believe the market for audio and audio/video products is very standards driven and our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory where possible. We believe our standards involvement also provides us early visibility into future opportunities.

        We actively participate in a variety of standards organizations worldwide, including the DVD Forum, Blu-ray Disc Association, Digital Video Broadcast, American Television Standards Committee, International Engineering Consortium, Digital Living Network Alliance, Media Oriented Systems Transport Bus, Audio Engineering Society and Society for Motion Picture and Television Engineers. We anticipate being involved in a number of other standards organizations as appropriate to facilitate the adoption and inclusion of our technology.

        As members of the DVD Forum and Blu-ray Disc Association, we are specifically involved in several working groups and expert groups, and have obtained mandatory status in the Blu-ray Disc format. For Standard Definition DVD, we have obtained optional status for our Coherent Acoustics technology. Through our participation in standards setting, we have expanded the supported specification of our codec, increasing the audio quality and number of channels.

        In the digital broadcast area, we participate in the Digital Video Broadcast Project, or DVB, and the Advanced Television Systems Committee, or ATSC. Our Coherent Acoustics technology has been accepted as an optional audio format in the DVB Specification.

        We have seven employees and consultants focused on standards activities, including one in Europe, one in Japan, one in South Korea, and four in the United States. We also employ additional resources as necessary to assist with specific standards-related tasks.

Competition

        We face strong competition in the consumer electronics market and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

        In addition to Dolby, we also compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Sony Corporation, Thomson, and various consumer electronics product manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

        We believe that the principal competitive factors in each of our markets include some or all of the following:

  •
  technology performance, flexibility, and range of application;

  •
  quality and reliability of technologies, products and services;

  •
  brand recognition and reputation;

  •
  inclusion in industry standards;

  •
  price;

  •
  relationships with semiconductor, consumer electronics manufacturers, and content producers;

  •
  availability of compatible high-quality audio content; and

  •
  timeliness and relevance of new product introductions.

        We have been successful in penetrating the consumer electronics markets and building and maintaining market share. Many top selling and premier edition Standard Definition DVDs contain digital multi-channel soundtracks in our format, and a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how. Over one hundred Blu-ray Disc titles include DTS sound tracks. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

        We believe there are significant barriers to entry in the consumer electronics products market, as the standards relating to Standard Definition DVD are well established and support a limited number of technologies including DTS Coherent Acoustics. We have obtained mandatory status in the Blu-ray Disc format.

Employees

        As of December 31, 2007, we had 159 employees, which includes 46 employees classified on our income statement as research and development, 6 employees classified in cost of revenue, and 107 classified as selling, general and administrative. Of the 159 total employees, 103 work in the United States and 56 work in our various international locations, including 26 in Europe. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and information technology and administration organizations.

Recent Developments

        On February 19, 2008, Toshiba America Consumer Products, L.L.C. announced that as a result of recent market developments, it had decided to discontinue sales and marketing of HD-DVD players and will begin to cease shipments of its HD-DVD products to retail channels.

        On February 21, 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through February 29, 2008, there were no shares repurchased under this authorization.

DISCONTINUED OPERATIONS, DTS DIGITAL CINEMA

Discontinued Operations Overview

        We publicly announced in August 2006 our intention to study the potential separation of our business in order to better address rapidly evolving markets, proactively meet the changing needs of our customers and ultimately increase shareholder value. In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, we announced that our Board of Directors approved a plan to sell our DTS Digital Cinema business. In light of current market and economic conditions and based on discussions with potential buyers during the latter half of the fourth quarter of 2007, we determined that a charge of $24.7 million was required to adjust the net assets of the discontinued operations to their fair value less costs to sell. The fair value of the assets held for sale approximates the expected proceeds to be received, less costs to sell. As of December 31, 2007, we continue to pursue the sale of our DTS Digital Cinema business, although it will most likely consist of two distinct sale transactions—one related to the digital cinema business and one for the digital images business.

        We provide products and services to film studios, production companies, and movie theaters to produce, release, distribute, and play back digital multi-channel film soundtracks, pre-show entertainment content, subtitles, captions and descriptive narration. We currently license our sound technology to all major film distributors in the United States, and most major feature films currently released in the United States include a DTS soundtrack. Our playback systems for DTS-formatted soundtracks have been installed in over 28,000 movie screens worldwide. Increasingly, we are focusing our efforts on providing products and services relating to digital content delivery, including digital cinema encoding and serving as a network integrator and operator to facilitate the delivery of pre-show advertising and motion picture content to theaters. To further this initiative, in November 2006, we entered into a worldwide exclusive license agreement with Avica Technology Corporation ("Avica"), to enable us to exploit its product line of software and hardware products for digital cinema applications. We believe the motion picture industry has begun a wide-scale transition to digital content preparation, delivery and exhibition.

Our Offerings Include:

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

  •
  Services supporting the operation, ingest, delivery and playback of digital content over digital content networks;

  •
  Professional products and services for the production of content for digital cinema that complies with the technical specifications issued by the Digital Cinema Initiative, LLC, or DCI; and

  •
  Theater hardware, software, and management systems that facilitate the booking, preparation and delivery of advertising and digital motion picture content.

  Digital Images Markets:

  •
  Digital image enhancement and restoration services for film and television content to enable high quality presentation in digital cinema, high definition optical media or broadcast applications.

  •
  Digital intermediate services for the motion picture industry; and

  •
  Digital image services to repair and salvage damaged film and television content, or to correct problems in the production process occurring as a result of errors or anomalies that may occur during filming or digital acquisition of content.

Industry Background

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

The DTS Digital Cinema Solution

        Our proprietary DTS digital audio system provides moviegoers with a high-quality, digital multi-channel audio experience. Film studios and production companies use our technology and services to encode the soundtracks of their films using our proprietary digital multi-channel sound format. Theater owners purchase and use our products to playback DTS encoded soundtracks through six or more speakers.

        Our competitors imprint their proprietary digital multi-channel audio data directly onto the film. This can result in audio degradation or failure from repetitive use or handling. By contrast, we use a dual-medium system whereby we store audio information on CD-ROM discs, which are synchronized to the motion picture by the use of our proprietary timecode. The timecode is printed on the film, which enables the correlation of single or multiple events, such as audio, light, or motion, to an individual frame of film. By placing audio data on optical media or hard discs rather than directly on film, we provide reliable high-quality playback that is not subject to film wear or subsequent audio degradation. Our system enables theater operators to easily change audio tracks or languages without changing film prints—a process that can take several hours. The use of DTS audio delivered from discs also allows much more data capacity, and consequently higher audio quality, than data-on-film systems.

        In addition, we provide products that enable the transmission, scheduling and playback of video-based pre-show advertising and alternative content and systems for the projection and transmission of subtitles, captions, and descriptive narration. Our DTS Cinema Media Network™ is a product suite that allows exhibitors to purchase a single integrated software and hardware solution for multiple in-theater applications, thereby combining incremental revenue opportunities with cost efficient use of cinema hardware and personnel.

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

        In 2005, we entered the image enhancement, restoration and repair market through the acquisition of Lowry Digital Images, a leader in digital image processing. In this business unit, we apply sophisticated image evaluation and processing algorithms in the digital domain to restore, enhance and repair motion picture and television content for the professional and home entertainment markets. This processing is used by content owners to restore older content for release on Standard Definition DVD and Blue-ray Disc products and to repair content damaged in processing or problems encountered during production. Examples of the motion pictures that we have repaired or restored include a number of classic animated features, the original Star Wars trilogy, the James Bond series and the Indiana Jones series. In addition, our techniques are increasingly being used to prepare content of all types for distribution in the Blu-ray Disc format or for high definition theatrical release. These processing technologies can also be applied to correct or repair a multitude of photographic flaws that can result from the production and processing of film and digital image content. These include the correction of out-of-focus sequences due to camera problems and removing scratches or other flaws caused by incorrect processing.

Products and Services

  Cinema Markets

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

        Systems for Subtitling, Captioning, and Descriptive Narration.    We sell our DTS-CSS system to movie theaters. This system delivers feature-film subtitles, captions, and descriptive narration for foreign language and hearing and visually impaired audiences. We believe this proprietary digital system is a cost-effective method to provide subtitles, captions, and descriptive narration for a film because it eliminates the need to permanently imprint, etch, or overlay the subtitles or captions directly onto the film. The DTS-CSS system enables the delivery of open or closed captioning, depending on the output device utilized. For open captions, the DTS-CSS system uses a separate video projector to render subtitles or captions; for closed captions, the system is utilized in conjunction with a rear-wall display device. This product is designed to address the increasing political and social pressure to provide access to the motion picture experience for the hearing and visually impaired.

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

        Systems for Digital Video Preparation, Delivery and Exhibition.    Through our exclusive licensing arrangement with Avica and internal initiatives to enhance our offerings in the digital cinema arena, we offer our customers a range of technology, products and services for the preparation, delivery and exhibition of digital cinema content. The Avica FilmStore Platform includes the FilmStore Digital Cinema Player, the FilmStore Central Multiplex Content Manager and the FilmStore Director Theater Management System. The FilmStore Digital Cinema Player supports both single screen and multiplex exhibition and provides simple start, stop, play and status, sophisticated content protection and 4K resolution capability. The FilmStore Central Multiplex Content Manager provides a link to an external network and provides secure movie storage, advanced rights management and centralized show control. The FilmStore Director Theater Management System provides a management system interface enabling local or remote access to control a multiplex and security management for content and users. The Avica StillStore captures and stores high quality, uncompressed still images with functionality that includes real-time up- and down-conversions, networking, Internet export of stills, and machine control interface for industry standard color. The Avica MotionStore captures motion or still images as high definition digital data which can then be instantly recalled for playback or converted for export to a wide variety of formats.

Image Enhancement, Restoration and Repair Services

        We provide enhancement, restoration and repair services for motion pictures captured in analog or digital form. Our services enable current or archived film or television content to be enhanced, restored or repaired to enable high quality, high definition presentation in high definition optical media, broadcast, or digital cinema applications. In addition, we believe that the digital images business is uniquely suited for correcting or repairing a multitude of photographic challenges encountered in the production and processing of film and digital image content. These issues range from the correction of out-of-focus sequences due to camera problems to removing scratches or other flaws caused by incorrect processing.

Intellectual Property

        In the cinema market, we have a number of patents issued and pending worldwide covering our cinema system, the DTS time code, and our subtitling method. These patents cover the technology that is utilized in our various cinema products as well as our film license rights. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing with some having begun to expire and others expiring through 2009.

        In our Digital Images market, we have historically relied primarily on trade secrets to protect our intellectual property. In the future, we expect to seek patent protection for inventions relating to this business and we currently have several patent applications in development.

        We have licensed from Audio Processing Technology Limited the rights to the apt-X algorithm on a perpetual, worldwide, non-exclusive basis. The apt-X algorithm is the audio algorithm used by our cinema products to encode and play back our audio tracks.

Customers

  Cinema Markets

        The major film studios in the United States are all customers of ours. These studios, which released most of their major feature films in the DTS format in 2007, are listed below.

20th Century Fox	Paramount Pictures	Universal Pictures
Buena Vista Pictures	MGM Pictures/Sony/Columbia	Warner Bros. Pictures
DreamWorks SKG	New Line Cinema Corp.

        In addition, we sell our playback equipment to movie theaters, including the following:

Carmike Cinemas	Odeon Limited	Regal Entertainment
Cinemark	Rave Motion Pictures

  Digital Images Markets

        Our Digital Images business unit's customers primarily include major film and television distributors, including:

Disney Worldwide Services	Paramount Pictures / CBS Television	20th Century Fox
LucasFilm	Sony / MGM Pictures	Warner Bros Television

Sales, Marketing, and Support

  Film Producers and Distributors

        Our post-production department, senior management, and liaison offices market our products and services directly to individual film producers and distributors worldwide.

  Movie Theaters

        We sell our cinema playback systems to movie theaters through a direct sales force and a network of independent dealers. To date, most of our sales and marketing efforts have been focused in the United States, Western Europe, and in targeted markets in Asia and Latin America. We have also begun to focus our efforts on pursuing theater companies that have a large concentration of movie theaters in selected foreign countries such as India, China, and in targeted Eastern European countries.

Competition

        Except with respect to image enhancement and restoration, our primary competitor is Dolby Laboratories, who develops and markets digital multi-channel audio products and services. Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

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

        Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

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

Risks Related to Our Business

We do not expect sales of Standard Definition DVD players to sustain their past growth rates. Our business is highly dependent on the growth in next generation optical disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, consumer adoption of next generation optical disc products fails to materialize or does not materialize as quickly as we expect, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of Standard Definition DVD players and home theater systems incorporating our technologies. As the markets for Standard Definition DVD players mature, we expect sales of Standard Definition DVD players to decline. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. While Toshiba Corporation recently announced that it has decided to discontinue sales and marketing of HD-DVD players, this is a very recent development and there currently remains available at retail two competing formats for high-definition optical discs and consumers may not react favorably to having to make a choice between formats. Even after the removal of HD-DVD hardware from retail outlets, there will still be pre-existing hardware and content in this format and there is a risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow adoption by consumers of next-generation optical disc players, as well as the inability of Standard Definition DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with Standard Definition DVD players and home theater systems. Even with the recent resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of Standard Definition DVD players. In addition, if new technologies are developed for use with Standard Definition DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Standard Definition DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects will be adversely affected.

An economic downturn could materially harm our business.

        Negative trends in the general economy, including trends resulting from an actual or perceived recession, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in consumer spending, including entertainment generally. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology and demand by film studios and movie theaters for our cinema products and services.

The sale of our DTS Digital Cinema business or any failure to successfully manage and complete an undertaken sales transaction could adversely affect our business and operating results.

        In order to better address rapidly evolving markets, meet the needs of customers and increase stockholder value, we are proceeding with the sale of our DTS Digital Cinema business. In August 2007, in response to changing market conditions, including tightening in the credit markets and the resulting uncertainty, we reevaluated our sales strategy in an effort to maximize shareholder value, and we modified our sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. The sales process may be costly. The sales process has not been completed on our ideal timeframe and might not be accomplished at all, although we believe it is probable that we will sell these businesses. The sales process could require significant time and attention from our management, finance, accounting and legal teams, which could disrupt our day-to-day operations and shift the allocation of these resources away from matters related to our core business. In addition, implementing any transaction would involve a number of operational, legal and, possibly, regulatory steps. Implementation could be costly, cause further disruption to our day-to-day operations, and result in the loss of customers and/or sales revenue, which could cause our business and operating results to suffer. Furthermore, implementation of a sale is a complicated process and there is a risk that we may not be successful in the execution of our sales strategy, which could cause our business to suffer and our stock price to decline.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and manage brand transition in connection with the process of selling the businesses or assets that comprise our DTS Digital Cinema and Images businesses, which we may not do successfully.

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

        The digital audio, consumer electronics, digital imaging, cinema and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering:

  •
  digital audio technology incorporated into consumer electronics product and entertainment mediums, including Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Microsoft Corporation, Sony Corporation, Thomson and SRS Labs, Inc.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did and has a larger base of installed movie theaters for its cinema playback equipment. Its technology has been incorporated in significantly more Standard Definition DVD than our technology. It has also achieved mandatory standard status in product categories that we have not, including Standard Definition DVD, for its stereo technology and terrestrial digital television broadcasts in the United States. It also currently has more depth in digital cinema. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers and in selling products and services designed for use in the digital cinema space.

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

        We are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, movie theaters, producers and distributors of content for music, films, videos, and games and builders and integrators of digital cinema networks—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies other than builders and integrators of digital cinema networks, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

Our investments in auction rate securities may not provide us a liquid source of cash.

        As of December 31, 2007, we held approximately $29.5 million of auction-rate securities. Recently, there have been disruptions in the market for auction rate securities. While none of the auctions have failed related to securities held at December 31, 2007, we have had some auctions fail relating to auction rate securities purchased after December 31, 2007. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash in the future.

If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

        We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in emerging markets for multi-channel audio, including homes, cars, personal computers, and video games and consoles, will be based on the number, quality, and popularity of the audio DVDs, computer software programs, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we do not have contracts that require any of these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, audio DVDs, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

Declining retail prices for consumer electronics products or video content could force us to lower the license or other fees we charge our customers.

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as Standard Definition DVD players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi- channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

        Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

We rely on the accuracy of our customers' manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

        A significant percentage of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

We expect our operating expenses to increase in the future, which may impact profitability.

        We expect our operating expenses to increase as we, among other things:

  •
  expand our domestic and international sales and marketing activities;

  •
  proceed with the sale of the businesses or assets that comprise our DTS Digital Cinema business;

  •
  continue developing our international operations;

  •
  adopt a more customer-focused business model which is expected to entail additional hiring;

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

        As a result, we will need to grow our revenues and manage our costs in order to positively impact profitability. In addition, we may fail to accurately estimate and assess our increased operating expenses as we grow.

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

  •
  the costs associated with our expansion, if any; and

  •
  the sale of the businesses or assets that comprise our DTS Digital Cinema and Images businesses.

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

        Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. More recently, we have entered into the "virtual" surround space with the asset acquisition of Spatializer Laboratories, Inc. and internal development of technology that we have branded DTS Surround Sensation. We do not have experience in this specific segment of the market and it is dominated by existing technologies from companies including Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. In addition, while we have completed many digital image processing, enhancement and restoration film projects, it is only recently that a large number of these projects have been completed. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology and image services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

We are subject to additional risks associated with our international operations.

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in more than ten countries worldwide, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. For the year ended

December 31, 2007, over 90% of our revenues from continuing operations were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2007, two customers accounted for 17% and 15%, respectively, of revenues from our continuing operations. Although we have agreements with many of these customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service has begun an examination of our 2005 federal income tax return during the fourth quarter of 2007. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in Standard Definition DVD and Blu-ray Disc. In the standard for Blu-ray Disc, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

        Although the major U.S. film producers and distributors are customers of ours, we generally do not have contractual arrangements that require them to use our DTS audio technology or our digital image services. Our cinema and digital images business depends on our having good relations with these film studios and other content owners. A deterioration in our relationship with any of these customers could cause them to stop using our DTS audio technology or our digital image enhancement services. Any significant decline or delay in the release of motion pictures with DTS audio soundtracks would decrease the demand for and revenues from the playback products and services that we offer to movie theaters. In addition, other motion picture studios, content owners, producers, and distributors throughout the world generally adopt and use the processes and the technologies used by the major U.S. film studios. Therefore, if the major U.S. motion picture studios, content owners, producers or distributors stop using our technology, we would not only lose the per-movie licensing fees we receive from these customers, but may also lose per-movie licensing fees from other film studios throughout the world. Furthermore, poor box-office performance caused by a weak film release calendar or declining consumer interest in the films being released could have a negative impact on the demand for the products and services we sell to the motion picture industry.

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

        We also expect that our operations will be affected by other new environmental laws and regulations on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs or decreased revenue, and could require that we redesign or change how we manufacture our products, any of which could have a material adverse effect on our business.

Risks Related to Our Common Stock

We expect that the price of our common stock will fluctuate substantially.

        The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

  •
  actual or anticipated fluctuations in our results of operations;

  •
  market perception of our progress toward announced objectives, including without limitation, the sale of the businesses or assets that comprise our DTS Digital Cinema and Images businesses;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 54,000 square feet. This space is leased under four different leases, one of which is month-to-month and the other three of which expire in November 2008. We are currently reviewing plans to relocate our corporate headquarters within the same general area. We also lease smaller facilities in other locations including the United States, Republic of Ireland, Canada, China, England, Northern Ireland, and Japan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the Nasdaq National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market for periods prior to July 1, 2006, and the Nasdaq Global Select Market from July 1, 2006 through December 31, 2007:

	High	Low
2006:
First Quarter	$19.87	$14.59
Second Quarter	$22.22	$17.04
Third Quarter	$22.09	$15.57
Fourth Quarter	$26.99	$19.36
2007:
First Quarter	$25.85	$21.79
Second Quarter	$25.00	$21.11
Third Quarter	$30.40	$20.44
Fourth Quarter	$34.12	$21.01

        As of January 31, 2008 there were approximately 3,400 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index from July 9, 2003 (the date our common stock began to trade publicly) through December 31, 2007, the date of our fiscal year end. The graph assumes that a $100 investment was made at the close of trading on July 9, 2003 in our common ctock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	July 10, 2003	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007
DTS, Inc.	$100.00	$99.08	$80.78	$59.39	$97.07	$102.61
Russell 2000 Index	100.00	124.21	145.94	150.79	176.53	167.81
NASDAQ Market Index	100.00	123.75	134.15	137.10	151.17	166.18

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

ISSUER PURCHASES OF EQUITY SECURITIES

        On August 1, 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through August 13, 2007, all shares of common stock under this authorization were repurchased for an aggregate cost of $22.7 million. Shares repurchased are considered treasury stock.

        On February 21, 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through February 29, 2008, there were no shares repurchased under this authorization. Any shares repurchased would be considered treasury stock.

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations.

        Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results under the heading "Risk Factors" included elsewhere in this Form 10-K.

	Years Ended December 31,
	2003	2004	2005(1)		2006(3)	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$35,374	$41,886	$48,180		$50,039	$53,073
Cost of revenue	2,168	2,488	2,573		2,082	1,276

Gross profit	33,206	39,398	45,607		47,957	51,797
Operating expenses:
Selling, general and administrative	14,945	20,248	24,218		29,803	33,116
Research and development	2,576	3,268	5,824		6,861	6,473
Restructuring costs	—	—	—		3,758 (4)	—

Total operating expenses	17,521	23,516	30,042		40,422	39,589

Income from operations	15,685	15,882	15,565		7,535	12,208
Interest and other income, net	34	924	2,141		4,954	2,704
Income from legal settlement	—	2,601	—		—	—

Income from continuing operations before income taxes	15,719	19,407	17,706		12,489	14,912
Provision for income taxes	5,602	7,525	5,777		2,896	5,310

Income from continuing operations	10,117	11,882	11,929		9,593	9,602
Loss from discontinued operations, net of tax	(218)	(1,906)	(4,021	)(2)	(6,569)	(30,041	)(5)

Net income (loss)	9,899	9,976	7,908		3,024	(20,439)
Accretion and accrued dividends on preferred stock	(1,234)	—	—		—	—

Net income (loss) attributable to common stockholders	$8,665	$9,976	$7,908		$3,024	$(20,439)

Net income (loss) attributable to common stockholders per common share:
Basic:
Continuing operations	$1.10	$0.70	$0.69		$0.54	$0.54
Discontinued operations	(0.02)	(0.11)	(0.23)		(0.37)	(1.69)
Accretion and accrued dividends on preferred stock	(0.13)	—	—		—	—

Net income (loss) attributable to common stockholders	$0.95	$0.59	$0.46		$0.17	$(1.15)

Diluted:
Continuing operations	$0.74	$0.65	$0.65		$0.52	$0.52
Discontinued operations	(0.01)	(0.10)	(0.22)		(0.36)	(1.63)
Accretion and accrued dividends on preferred stock	(0.09)	—	—		—	—

Net income (loss) attributable to common stockholders	$0.64	$0.55	$0.43		$0.16	$(1.11)

Weighted average shares used to compute net income attributable to common stockholders per common share:
Basic	9,166	16,866	17,321		17,623	17,745

Diluted	13,601	18,143	18,310		18,401	18,418

(1)
Includes the results of operations for DTS Digital Images, Inc. in discontinued operations. We acquired this business in January 2005.

(2)
Includes $2.3 million for in-process research and development related to the acquisition of the DTS Digital Images business.

(3)
Includes $20, $1,727 and $222 in cost of goods sold, selling, general and administrative and research and development, respectively, due to the adoption of SFAS No. 123(R), "Share-Based Payment" on January 1, 2006. For additional information regarding SFAS 123(R), refer to Footnote 12 of our consolidated financial statements, "Stock-Based Compensation."

(4)
Includes $3,000 and $758 for the early termination of a business agreement and the write-down of DTSE inventory and other assets, respectively.

(5)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the Cinema and Digital Images businesses comprising discontinued operations to fair value less costs to sell. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$99,072	$113,801	$107,578	$108,760	$85,402
Working capital	110,810	125,573	122,763	120,510	100,220
Total assets	127,495	144,689	158,254	168,200	138,217
Total long-term liabilities	—	—	1,917	1,466	2,716
Total stockholders' equity	118,871	134,766	144,090	153,816	120,812

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained in Item 1A and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, Standard Definition DVD players, Blu-ray Disc playback devices, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies and music content.

        In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. As of December 31, 2007, we continue to pursue the sale of our DTS Digital Cinema business, although it will most likely consist of two distinct sale transactions—one related to the digital cinema business and one for the digital images business. In accordance with SFAS No. 144, during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

        In August 2007, in response to changing market conditions, including tightening in the credit markets, we re-evaluated our sales strategy in an effort to maximize shareholder value, and we have modified our sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. Due to the changing market conditions and the decision to offer the assets of the Cinema and Digital Images businesses together or individually, we re-evaluated the businesses or assets comprising the DTS Digital Cinema business and the related operations, and we determined that these businesses or assets still meet the criteria for the held for sale and discontinued operations classifications, respectively. As a part of our quarterly reassessment of the carrying value of the assets of our Cinema and Digital Images businesses, we determined that several factors had converged to cause deterioration in the fair value of these assets during the fourth quarter and accordingly we reduced the carrying value of these assets held for sale to fair value less costs to sell. Our estimate of fair value reflects expected proceeds to be realized from potential buyers in a future sale, which we believe is the current market value of these assets. We are in discussions and due diligence with respect to the sale of both of these businesses. We have recognized a charge of $24.7 million, before any related tax effect, to reflect these assets at their fair value, less costs to sell, at December 31, 2007.

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

Management Discussion Regarding Trends, Opportunities, and Challenges

        Our revenue is primarily dependent upon the Standard Definition DVD based home theater market, which has experienced growth over the past several years. The success of Standard Definition DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for high definition optical disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology for the Blu-ray Disc standard for next generation players, our revenue growth should more closely track the growth rate for sales of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected further decline in Standard Definition DVD player shipments. Further, we believe that mandatory inclusion in this next generation optical disc standard will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

        While we are optimistic about the expected growth in next generation optical disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. For example, revenues from next generation high definition optical disc formats comprised 5%, 12%, 9% and 7% of revenues for our first, second, third and fourth quarters of 2007, respectively. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these next generation products, product pricing, manufacturer redesign cycles, competition among alternative formats, content availability, and the impact of format competition on consumer buying patterns.

        We recently introduced our virtual surround sound technologies that allow the playing of simulated 5.1 multi-channel content over two speakers or headphones. DTS Surround Sensation contains significant psycho-acoustic information that alters human perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional wall of sound that exceeds the limitations of just two speakers creating a surround sound experience.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates.

        We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  Revenue Recognition.  We recognize revenues in accordance with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

  •
  Impairment of Long-Lived Assets and Intangibles.  We periodically assess potential impairments of our long-lived assets and intangibles in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. We believe this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets which could have a material impact on our results of operations. To date there has been no impairment of long lived assets or intangible assets for continuing operations.

  •
  Stock-based Compensation.  Stock-based compensation charges are based upon the fair value of each option on the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk free interest rate, expected lives, dividend yield, and the expected volatility of our stock. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We believe this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in expenses that could have a material impact on our results of operations.

  •
  Income taxes.  We must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2007, we believe that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable, which could have a material impact on our results of operations.

    Income tax receivable, net, and other long-term liabilities, at December 31, 2006 and 2007, respectively, includes unrecognized tax benefits of $0.7 million and $2.2 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

Additional Critical Accounting Policies and Estimates Specific to Discontinued Operations

  •
  Revenue Recognition.  Revenues from the sale of cinema hardware products are recorded upon shipment, assuming title and risk of loss has transferred to the customer, we have no significant obligations remaining, prices are fixed or determinable, and collection of the related receivable is reasonably assured. The licensing, encoding and duplication of motion picture soundtracks for use in our playback systems is undertaken under arrangements with major film studios. Revenues arising from the licensing and duplication of soundtracks are recognized upon completion, assuming prices are fixed or determinable, we have no significant obligations remaining, and collection of the related receivable is reasonably assured.

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

Segment and Geographic Information

        Prior to 2007, we operated our business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. In January 2007, we combined our Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, our Board of Directors approved a plan to sell the DTS Digital Cinema business. Due to the plan of sale, DTS Digital Cinema has been classified as discontinued operations. Therefore, our continuing business operates as a single reporting unit previously known as the Consumer business.

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	Revenues by Geographic Region
	For the Years Ended December 31,
	2005	2006	2007
United States	$7,695	$4,569	$4,474
Japan	17,870	18,198	24,426
Taiwan	3,251	10,309	675
South Korea	8,329	7,847	14,281
China	6,444	3,014	2,931
Other international	4,591	6,102	6,286

Total international	40,485	45,470	48,599

Total revenues	$48,180	$50,039	$53,073

        The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2005	2006	2007
United States	$2,196	$5,550	$5,291
International	701	432	570

Total long-lived assets	$2,897	$5,982	$5,861

Results of Operations

Revenues

	Years Ended December 31,			2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	$	%	$	%
	($ in thousands)
Revenues	$53,073	$50,039	$48,180	$3,034	6%	$1,859	4%

        The increase in revenues for the year ended December 31, 2007, compared to the same prior year period, was primarily attributable to increased revenues from the car audio market and the inclusion of new revenue streams from the Blu-ray Disc and HD-DVD markets. Revenues from the car audio market increased more than 45% during the year ended December 31, 2007, compared to the same period in the prior year. Additionally, new revenue streams from the Blu-ray Disc and HD-DVD markets comprised 8% of total revenue for the year ended December 31, 2007. These increases in revenue were partially offset by a $3.9 million decrease in royalty recoveries from intellectual property compliance and enforcement activities

        Revenues for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 primarily due to strong growth in the car audio systems and personal computer markets, which posted year over year growth totals of 81% and 20%, respectively.

Gross Profit

	Years Ended December 31,						Percentage point change in gross profit margin relative to prior year
	2007		2006		2005
							2007 vs. 2006	2006 vs. 2005
	$	%	$	%	$	%
	($ in thousands)
Gross profit	$51,797	98%	$47,957	96%	$45,607	95%	2%	1%

        The increase in gross profit percentage for the year ended December 31, 2007, compared to the same prior year period, was primarily attributable to a reduction of recognized prepaid production costs for DTS Entertainment, which were substantially written-off in the fourth quarter of 2006.

        Gross profit percentage for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 primarily due to the increase in revenues, as mentioned above.

        We expect consolidated gross profit margins in the 97% to 98% range for 2008.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2007	$33,116	62%	$3,313	11%
2006	$29,803	60%	$5,585	23%
2005	$24,218	50%

        The increase in SG&A expenses for the year ended December 31, 2007, compared to the same prior year period, is primarily due to increases in incentive-based compensation and stock-based compensation expense related to additional employee equity grants since December 31, 2006, increased headcount and other employee related costs. We also incurred additional depreciation in 2007 relating to our implementation of our enterprise resource planning system, or ERP.

        SG&A expenses increased for the year ended December 31, 2006, compared to the year ended December 31, 2005 primarily due to additional stock-based compensation charges as a result of our adoption of SFAS No. 123(R) in 2006. Additionally, salaries and related costs increased due to increased headcount to support our growth.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2007	$6,473	12%	$(388)	(6)%
2006	$6,861	14%	$1,037	18%
2005	$5,824	12%

        The decrease in R&D expenses for the year ended December 31, 2007, compared to the same prior year period, is primarily attributable to decreases in outside consultant related costs and expense reimbursements under certain research grants, partially offset by increases in employee related expenses, which includes incentive-based compensation and stock-based compensation. We intend to continue to invest in R&D to support our broadening product development agenda and ongoing support of the rollout of next generation formats such as Blu-ray Disc.

        R&D expenses increased for the year ended December 31, 2006, compared to the year ended December 31, 2005 primarily due to additional salaries and related costs due to increased headcount to support our growth. Additionally, stock-based compensation charges increased as a result of our adoption of SFAS No. 123(R) in 2006.

Restructuring Costs

        There were no restructuring costs in 2005 and 2007. Restructuring costs for the year ended December 31, 2006, were $3.8 million. These costs relate to two components: (i) the buy out of a commission agreement for licensing intellectual property in the China market and (ii) the write-down of DTSE inventory and other assets.

        When we started our Consumer operations in China in 2003, we engaged a partner in China to assist us with certain aspects of these operations. The agreement called for annual payments to the partner based on the profitability of our China subsidiary and certain other factors. Therefore, we negotiated an early termination of this agreement, which required us to make a one-time termination payment of $3.0 million, which was paid in 2006.

        During 2006, we wrote-down $0.8 million of DTSE inventory and other assets as part of our restructuring effort to redirect the focus of our DTS Entertainment group away from the production and sale of DVD-audio discs toward supporting content providers in their adoption of DTS technologies.

Interest and Other Income, Net

        Interest and other income, net, for the year ended December 31, 2007 decreased primarily due to lower average invested balances as a result of our stock repurchases during the second and third quarters of 2007, and from a greater focus on tax exempt investments in 2007, which have lower nominal interest rates, but greater after-tax yields. Additionally, we recorded an adjustment in the first quarter of 2007 to correct an error. In the first quarter of 2007, management identified an error in our accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $0.7 million. The correction has decreased income from continuing operations before income taxes by $0.7 million and income from continuing operations by $0.5 million for the year ended December 31, 2007. Although this correction was an out-of-period adjustment, management determined that the effect on previously filed reports was not material.

        Interest income, net, for the year ended December 31, 2006 increased significantly over the prior year due to the generally improved interest rate environment during 2006.

Income Taxes

        Our income tax expense was $5.8 million, $2.9 million, and $5.3 million for the years ended December 31, 2005, 2006, and 2007, respectively.

        The effective tax rate for 2007 differed from the U.S. statutory rate of 35% primarily due to the effect of different tax rates in foreign jurisdictions, partially offset by tax exempt interest and research and development credits and the extraterritorial income exclusion. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        The abnormally low 2006 tax expense in relation to our income before tax is due to large amounts of favorable discrete items recorded in the tax provision for 2006. These discrete items include, among other things, the favorable resolution with the Internal Revenue Service relating to extraterritorial income exclusion, large amounts of tax exempt interest, and FAS 123(R) deductions. These favorable items were partially offset by our foreign tax rate differential.

        Our rates, including the rate for 2005, have historically differed from statutory rates due to the benefits of lower foreign tax rates, tax exempt interest, and research and development credits.

        We expect the effective tax rate for 2008 to be around 35%.

Results of Discontinued Operations

        Loss from discontinued operations, net of tax, for the year ended December 31, 2007 was $30.0 million, compared to losses from discontinued operations, net of tax, of $6.6 million and $4.0 million for the years ended December 31, 2006 and 2005, respectively. Revenues declined $6.7 million for the year ended December 31, 2007, compared to the same prior year period due to softness in our cinema hardware and image restoration activities. Additionally, operating expenses for the year ended December 31, 2007 include a charge of $24.7 million to reduce the carrying value of the assets held for sale to fair value less costs to sell. The loss from discontinued operations for the year ended December 31, 2005 includes $2.3 million for in-process research and development related to the acquisition of the DTS Digital Images business.

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2007, we had cash, cash equivalents, and short-term investments of $85.4 million, compared to $108.8 million at December 31, 2006.

        Net cash provided by operating activities was $9.6 million and $5.4 million for the years ended December 31, 2005 and 2006, respectively. Cash used in operating activities was $2.1 million for the year ended December 31, 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The primary use of operating cash flow for 2007 is attributable to a $8.3 million decrease in cash flows from accounts receivable primarily for increased consumer licensing activities at year end partially offset by increased liabilities and net loss adjusted for non-cash operating activities.

        We use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit, municipal bonds and auction rate securities. Cash used in investing activities totaled $24.5 million in the year ended December 31, 2006. Cash provided by investing activities totaled $1.4 million and $38.1 million in the years ended December 31, 2005 and 2007, respectively. Cash provided by investing activities for the year ended December 31, 2007 primarily consists of net sales/maturities of investments of $44.5 million, partially offset by capital expenditures and cash paid for acquisitions.

        For the years ended December 31, 2005, and 2006, cash provided by financing activities was $1.1 million, $2.9 million, respectively, and consists of the exercise of stock options and related tax benefits and sales of stock under our employee stock purchase plan, or ESPP. For the year ended December 31, 2007 cash used in financing activities was $17.3 million and primarily consisted of treasury stock purchases of $22.7 million partially offset by exercise of stock options and related tax benefits and sales of stock under our ESPP. Prior to adoption of SFAS No. 123(R) in 2006, excess tax benefits from exercise of stock options were shown as an operating cash inflow.

        In 2005, we entered into an agreement for the purchase and implementation of a new ERP. Through December 31, 2007, we incurred approximately $6.5 million, of which $5.6 million has been capitalized to software.

        In August 2006, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the year ended December 31, 2007, we repurchased all shares of common stock under this authorization for an aggregate of $22.7 million.

        On February 21, 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through February 29, 2008, there were no shares repurchased under this authorization.

        On July 2, 2007, we acquired certain assets of Spatializer Audio Laboratories, Inc. ("Spatializer") and its wholly-owned subsidiary, Desper Products, Inc ("Desper") for a cash payment of $1.0 million.

        We are continuing to fund the obligations of the DTS Digital Cinema business, and expect to do so through the close of a sale transaction. All expenses incurred relating to the sales transaction, while classified as discontinued operations, will continue to negatively affect our liquidity and capital resources and utilize portions of the cash that is generated or held by DTS, Inc. At this time, we are unable in good faith to make a full determination of the estimated expenses which will be incurred through the close of a sale transaction. As of December 31, 2007, we continue to pursue the sale of our DTS Digital Cinema business, although we currently expect that this will likely consist of two distinct sale transactions—one related to the digital cinema business and one for the digital images business.

        We held approximately $29.5 million in tax-exempt auction rate securities at December 31, 2007. Based upon our evaluation of securities held, we do not believe these investments have been impaired during the recent disruption of the auction rate securities market. Our investments in auction rate securities consist principally of insured governmental debt obligations, which are all AAA rated, the highest rating available by a rating agency. None of the auction rate securities in our portfolio are asset or mortgage-backed, and there have been no failed auctions related to the securities held at December 31, 2007. Subsequent to year end we have had some auctions fail relating to auction rate securities purchased after December 31, 2007. We have also successfully sold some of the securities subject to failed auctions at our carrying value, with no losses. We believe that our cash and short-term investment balances, excluding investments in auction rate securities, are sufficient to meet our near-term operating needs. As such, we believe that the primary impact of the failed auctions is reduced liquidity rather than impairment of principal. In the event we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. In the event that we need access to these funds, we may not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature, which in substantially all cases is in excess of one year. If an issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates or adverse developments occur in the bond insurance market, we may be required to adjust the carrying value of our auction rate securities through a future impairment charge and/or reflect our investments in these securities as long-term.

        We are currently reviewing plans to relocate our corporate headquarters within the same general area. These plans are expected to be finalized later in 2008, and we may incur approximately $10.0 to $12.0 million in capitalized and non-capitalized costs during 2008 and 2009 for the relocation and build-out of the new location.

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Contractual Obligations and Commitments

        Future payments due under non-cancelable lease obligations and commitments at December 31, 2007 are described below (in thousands):

	2008	2009	2010	2011	2012	2013 and thereafter	Total
Operating leases	$826	$187	$69	$1	$1	$—	$1,084

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

        As of December 31, 2007, our total amount of unrecognized tax benefits was $2.2 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 157 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard allows us to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2007. Subsequent to year end, we have had some auctions fail relating to auction rate securities purchased after December 31, 2007. We have also successfully sold some of the securities subject to failed auctions at our carrying value, with no losses. We believe that our cash and short-term investment balances, excluding investments in auction rate securities, are sufficient to meet our near-term operating needs. As such, we believe that the primary impact of the failed auctions is reduced liquidity rather than impairment of principal. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The average maturity of our investment portfolio is less than one month. As of December 31, 2007, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes.

        We derive over 90% of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in seven countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during 2007. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $5.7 million in 2007. Based upon the expenses for 2007, a 1% change in foreign currency rates throughout a one-year period would not have a significant impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2007, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DTS, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTS, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions, as of January 1, 2007.

        As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation, as of January 1, 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2008

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2007
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,392	$35,523
Short-term investments	94,368	49,879
Accounts receivable, net of allowance for doubtful accounts of $48 and $81 at December 31, 2006 and 2007, respectively	2,550	8,675
Deferred income taxes	7,059	8,776
Prepaid expenses and other current assets	1,525	1,342
Income taxes receivable, net	2,244	2,085
Assets of discontinued operations held for sale	11,290	8,629

Total current assets	133,428	114,909
Property and equipment, net	5,982	5,861
Intangible assets, net	1,852	2,387
Deferred income taxes	305	8,584
Other assets	989	3,019
Assets of discontinued operations held for sale	25,644	3,457

Total assets	$168,200	$138,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,142	$1,068
Accrued expenses and other liabilities	3,832	6,118
Liabilities of discontinued operations held for sale	7,944	7,503

Total current liabilities	12,918	14,689
Other long-term liabilities	—	2,242
Liabilities of discontinued operations held for sale	1,466	474
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2006 and 2007; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2006 and 2007; 18,024 and 18,669 shares issued at December 31, 2006 and 2007, respectively; 18,024 and 17,669 shares outstanding at December 31, 2006 and 2007, respectively	2	2
Additional paid-in capital	129,549	140,008
Treasury stock, at cost—zero and 1,000 shares at December 31, 2006 and 2007, respectively	—	(22,670)
Accumulated other comprehensive income	—	193
Retained earnings	24,265	3,279

Total stockholders' equity	153,816	120,812

Total liabilities and stockholders' equity	$168,200	$138,217

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2006	2007
	(Amounts in thousands, except per share amounts)
Revenue	$48,180	$50,039	$53,073
Cost of revenue	2,573	2,082	1,276

Gross profit	45,607	47,957	51,797
Operating expenses:
Selling, general and administrative	24,218	29,803	33,116
Research and development	5,824	6,861	6,473
Restructuring costs	—	3,758	—

Total operating expenses	30,042	40,422	39,589

Income from operations	15,565	7,535	12,208
Interest and other income, net	2,141	4,954	2,704

Income from continuing operations before income taxes	17,706	12,489	14,912
Provision for income taxes	5,777	2,896	5,310

Income from continuing operations	11,929	9,593	9,602
Loss from discontinued operations, net of tax	(4,021)	(6,569)	(30,041)

Net income (loss)	$7,908	$3,024	$(20,439)

Net income (loss) per common share:
Basic:
Continuing operations	$0.69	$0.54	$0.54
Discontinued operations	(0.23)	(0.37)	(1.69)

Net income (loss)	$0.46	$0.17	$(1.15)

Diluted:
Continuing operations	$0.65	$0.52	$0.52
Discontinued operations	(0.22)	(0.36)	(1.63)

Net income (loss)	$0.43	$0.16	$(1.11)

Weighted average shares used to compute net income per common share:
Basic	17,321	17,623	17,745

Diluted	18,310	18,401	18,418

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	17,068	$2	$121,431	$—	$—	$13,333	$134,766
Exercise of warrants	212	—	—	—	—	—	—
Exercise of options and related tax benefit of $283	130	—	516	—	—	—	516
Issuance of common stock under employee stock purchase plan	63	—	825	—	—	—	825
Stock-based compensation charge for options issued to non-employees	—	—	75	—	—	—	75
Net income	—	—	—	—	—	7,908	7,908

Balance at December 31, 2005	17,473	2	122,847	—	—	21,241	144,090
Exercise of warrants	21	—	—	—	—	—	—
Exercise of options and related tax benefit of $458	357	—	2,065	—	—	—	2,065
Issuance of common stock under employee stock purchase plan	70	—	900	—	—	—	900
Restricted stock award grants	103	—	—	—	—	—	—
Stock-based compensation charge	—	—	3,737	—	—	—	3,737
Net income	—	—	—	—	—	3,024	3,024

Balance at December 31, 2006	18,024	2	129,549	—	—	24,265	153,816
Impact upon adoption of FASB Interpretation No. 48	—	—	—	—	—	(547)	(547)
Exercise of warrants	4	—	—	—	—	—	—
Exercise of options and related tax benefit of $84	450	—	4,361	—	—	—	4,361
Issuance of common stock under employee stock purchase plan	80	—	1,085	—	—	—	1,085
Restricted stock award grants	111	—	—	—	—	—	—
Stock-based compensation charge	—	—	5,013	—	—	—	5,013
Stock repurchases	(1,000)	—	—	(22,670)	—	—	(22,670)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,439)	(20,439)
Other comprehensive income	—	—	—	—	193		193

Total comprehensive loss	—	—	—	—	—	—	(20,246)

Balance at December 31, 2007	17,669	$2	$140,008	$(22,670)	$193	$3,279	$120,812

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2006	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$7,908	$3,024	$(20,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,793	4,770	2,923
Adjustment to carrying value of assets held for sale	—	—	24,653
Stock-based compensation charges	75	3,737	5,013
Deferred income taxes	1,003	(2,324)	(9,876)
In-process research and development	2,300	—	—
Tax benefits from stock-based awards	283	458	84
Excess tax benefits from stock-based awards	—	(411)	(45)
Write-down of inventory and other assets	—	902	1,391
Other	35	124	398
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(2,489)	(159)	(8,270)
Inventories	409	(470)	(867)
Prepaid expenses and other assets	(228)	263	348
Accounts payable, accrued expenses and other liabilities	(2,139)	(2,343)	1,641
Deferred revenue	1,184	(2,537)	838
Income taxes receivable	(2,582)	410	109

Net cash provided by (used in) operating activities	9,552	5,444	(2,099)

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(89,425)	(84,824)	(27,284)
Available for sale	(14,138)	(78,998)	(21,800)
Maturities of investments:
Held-to-maturity	60,746	62,982	36,573
Available for sale	2,845	10,530	—
Sales of available for sale investments	57,506	74,105	57,000
Purchase of property and equipment	(4,976)	(7,119)	(4,778)
Cash paid for business and technology acquisitions, net of cash acquired	(11,000)	(950)	(1,226)
Payment for patents and trademarks in process	(185)	(245)	(364)

Net cash provided by (used in) investing activities	1,373	(24,519)	38,121

Cash flows from financing activities:
Proceeds from the issuance of common stock upon exercise of employee stock options	233	1,607	4,277
Proceeds from the issuance of common stock under employee stock purchase plan	825	900	1,085
Excess tax benefits from stock-based awards	—	411	45
Purchase of treasury stock	—	—	(22,670)

Net cash provided by (used in) financing activities	1,058	2,918	(17,263)

Net change in cash and cash equivalents of discontinued operations	(3,329)	1,134	2,372

Net increase (decrease) in cash and cash equivalents	8,654	(15,023)	21,131
Cash and cash equivalents, beginning of period	20,761	29,415	14,392

Cash and cash equivalents, end of period	$29,415	$14,392	$35,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$—	$40

Cash paid for income taxes	$3,178	$545	$251

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. The Company's core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a broad group of product applications, including audio/video receivers, Standard Definition DVD players, Blu-ray Disc playback devices, personal computers, car audio products, video game consoles, and home theater systems. In addition, the Company provides products and services to studios and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies and music content.

        The Company commenced operations in 1990 as Digital Theater Systems Corporation ("DTS Corp"). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership ("the Partnership"). In 1994, the Partnership formed DTS Technology, LLC ("DTS Technology") to develop audio technologies for the consumer electronics and other markets. On October 24, 1997 the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. On July 9, 2003, the Company completed its initial public offering for the sale of 4,091 shares of common stock at a price to the public of $17.00 per share. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended (the "Securities Act") on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the Securities and Exchange Commission (the "SEC") on July 9, 2003 and a Registration Statement filed pursuant to Rule 426(b) under the Securities Act that was filed on July 9, 2003 (Reg. No. 333-106920). In May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

        In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. As of December 31, 2007, the Company continues to pursue the sale of its DTS Digital Cinema business. For additional information, refer to Footnotes 2 and 11 of the consolidated financial statements, "Significant Accounting Policies" and "Discontinued Operations", respectively.

Note 2—Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," with effect the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations reported as discontinued operations. As a result, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

        Assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated (amortized) while classified as held for sale. Fair value of assets held for sale is based on estimates of future cash flows, which may include expected proceeds to be received or the present value of estimated future cash flows. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, adequacy of allowances for doubtful accounts, valuation of long-lived assets, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Short-Term Investments

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses reported, net of tax, in accumulated other comprehensive income. The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale for the years ended December 31, 2005, 2006 and 2007.

        Investments in debt securities classified as held-to-maturity, consistent with the Company's intent, are reported at cost. All income generated from those investments are recorded to interest and other income, net.

        Impairment losses are charged to interest and other income, net, for other-than-temporary declines in fair value. The Company considers available evidence in evaluating potential impairment of its investments, including the duration and extent to which fair value is less than cost and the Company's ability and intent to hold the investment.

  Concentration of Business and Credit Risk

        The Company markets its products and services to consumer electronics product manufacturers in the United States and internationally. Although the Company is generally subject to the financial well being of the consumer electronics industry, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management's expectations.

        One customer accounted for 11% of revenues for the year ended December 31, 2005. One customer accounted for 20% of revenues for the year ended December 31, 2006. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2007. Two customers accounted for 57% and 14%, respectively, of accounts receivable at December 31, 2006. Two customers accounted for 49% and 33%, respectively, of accounts receivable at December 31, 2007.

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

  Allowance For Doubtful Accounts

        The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers' inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company's estimates.

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

  Capitalized Software Costs

        The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, training and application maintenance as incurred, and amortizes the capitalized computer software costs on a straight-line basis over the estimated useful life of the software upon being placed in service, generally two to seven years.

  Long-Lived Assets

        The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets for continuing operations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Intangible Assets

        The Company accounts for intangible assets in accordance with SFAS No. 144. This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value many not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company's intangible assets principally consist of acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets for continuing operations.

        Costs incurred in securing patents and trademarks protecting the Company's proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically ten years and five years, respectively. The amortization period commences when the patent or trademark is issued.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured.

        Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics product manufacturers that pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized by the Company in the period such adjustment is determined or contracted, as appropriate.

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

        In accordance with the aforementioned revenue recognition policies and Accounting Principles Board No. 21, "Interest on Receivables and Payables", the Company recognizes revenue net of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

unamortized discounts based on imputed interest for the time value of money when the payment terms extend beyond one year. The related accounts receivable, net of unamortized discount, is classified as short or long-term, as appropriate, and the unamortized discount is recognized as interest income at a constant rate over the duration of the payment terms.

  Research and Development Costs ("R&D")

        The Company conducts its R&D internally and expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, contract services, consultants and other outside costs. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all R&D costs are expensed as incurred.

  Foreign Currency Translation

        During 2007, the functional currency of one of the Company's wholly-owned subsidiaries changed from the United States dollar to the currency of the primary economic environment in which it operates. The assets and liabilities of this wholly-owned subsidiary are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The translation adjustments resulting from translating the functional currency into United States dollars have been deferred as a component of accumulated other comprehensive income in stockholders' equity.

        The functional currency of the Company's other wholly-owned subsidiaries is the United States dollar and accordingly, nonmonetary balance sheet accounts are remeasured with the appropriate historical rates. All other balance sheet accounts are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The gains and losses resulting from this remeasurement and translation are reflected in the determination of net income.

        To date, annual foreign currency translation adjustments, gains and losses have not been significant.

  Comprehensive Income (Loss)

        The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Comprehensive Income," which established standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in stockholders' equity during a period from non-owner sources. To date, accumulated comprehensive income is comprised mostly of foreign currency translation.

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $1,468, $1,517 and $1,697 for the years ended December 31, 2005, 2006 and 2007, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

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

  Income Taxes

        The Company accounts for income taxes utilizing SFAS No. 109 "Accounting for Income Taxes," as amended. Under SFAS No. 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

Note 3—Restructuring Costs

        Restructuring costs for the year ended December 31, 2006 were $3,758. These costs relate to two components: (i) the buy-out of a commission agreement related to licensing intellectual property in the China market, and (ii) the write-down of DTS Entertainment ("DTSE") inventory and other assets.

        When the Company started its Consumer operations in China in 2003, it engaged a partner in China to assist it with certain aspects of these operations. The agreement called for annual payments to the partner based on the profitability of the Company's China subsidiary and certain other factors. Therefore, the Company negotiated an early termination of this agreement, which required the Company to make a one-time termination payment of $3,000, which was paid in the fourth quarter of 2006.

        During the fourth quarter of 2006, the Company wrote-down $758 of DTSE inventory and other assets as part of its restructuring effort to refocus DTSE's efforts back to a licensing and content support role.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Cash and Short-term Investments

        Cash and short-term investments consist of the following:

	As of December 31,
	2006	2007
Cash and cash equivalents:
Cash	$7,333	$17,160
Money market accounts	6,033	13,960
Municipal securities	1,026	4,403

Total cash and cash equivalents	$14,392	$35,523

Short-term investments:
Available-for-sale securities:
Municipal securities	$64,652	$29,468
Held-to-maturity securities:
Certificates of deposit	522	—
Corporate bonds	5,434	1,499
Commercial paper	9,316	—
Municipal securities	14,444	18,912

Total short-term investments	$94,368	$49,879

        Short-term investments in auction rate securities are classified as available-for-sale. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

        The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2006 and 2007, the Company did not have material unrealized gains or losses on its available-for-sale or held-to-maturity securities.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Cash and Short-term Investments (Continued)

        The contractual maturities of short-term investments at December 31, 2007 are as follows:

Available-for-sale securities:
Due within one year	$8,411
Due after ten years	21,057

29,468
Held-to-maturity securities:
Due within one year	20,411

Total short-term investments	$49,879

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2006	2007
Machinery and equipment	$1,414	$1,517
Office furniture and fixtures	3,345	4,073
Leasehold improvements	2,830	2,848
Software	3,606	4,475

	11,195	12,913
Less: Accumulated depreciation	(5,213)	(7,052)

Property and equipment, net	$5,982	$5,861

        Depreciation expense was $1,303, $1,839 and $1,931 for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Note 7—Intangibles

        Included in cost of sales is $0, $0 and $175 of amortization relating to existing technologies for the years ended December 31, 2005, 2006 and 2007, respectively. Included in operating expenses is $226, $247 and $354 of amortization relating to existing technologies, patents and trademarks for the years ended December 31, 2005, 2006 and 2007, respectively. The following table summarizes the weighted

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Intangibles (Continued)

average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2006			As of December 31, 2007
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:
Existing technology	6	$1,677	$(488)	$1,189	$2,427	$(802)	$1,625
Other intangible assets:
Patents	10	1,057	(521)	536	1,223	(609)	614
Trademarks	5	179	(52)	127	229	(81)	148

		1,236	(573)	663	1,452	(690)	762

Total intangible assets		$2,913	$(1,061)	$1,852	$3,879	$(1,492)	$2,387

        As of December 31, 2007, the Company expects the amortization of intangible assets for future periods to be as follows:

Estimated Amortization Expense
2008	$889
2009	630
2010	321
2011	309
2012	205
Thereafter	33

Total	$2,387

Note 8—Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following:

	As of December 31,
	2006	2007
Accrued payroll and related benefits	$1,557	$3,811
Production advance	822	651
Other	1,453	1,656

Total accrued expenses	$3,832	$6,118

Note 9—Commitments and Contingencies

        Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2012. Some leases contain renewal options and escalation clauses including

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Commitments and Contingencies (Continued)

increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, for continuing and discontinued operations are as follows:

Years Ending December 31,
2008	$826
2009	187
2010	69
2011	1
2012	1
2013 and thereafter	—

$1,084

        Rent expense amounted to $816, $958 and $1,046 for the years ended December 31, 2005, 2006 and 2007, respectively.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes

        United States and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2006	2007
United States	$17,789	$20,506	$14,512
Foreign	(83)	(8,017)	400

Income before income taxes	$17,706	$12,489	$14,912
Current:
Federal	$2,375	$(1,287)	$1,305
State	253	456	2
Foreign	239	4,112	2,329

Total current	2,867	3,281	3,636

Deferred:
Federal	2,258	(386)	1,476
State	652	1	416
Foreign	—	—	(218)

Total deferred	2,910	(385)	1,674

Provision for income taxes	$5,777	$2,896	$5,310

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2006	2007
Deferred tax assets:
Accrued revenues	$5,146	$963
Loss carryforwards	338	4,344
Inventory	1,282	1,142
Credit carryforwards	2,685	4,779
Accounting method change	835	1,039
Deferred Revenue	36	181
Depreciation and amortization	—	644
Compensation expense under SFAS No. 123(R)	922	1,952
Excess tax basis in stock of subsidiary	—	1,901
Accruals, reserves and other	570	415

Total deferred tax assets	11,814	17,360

Deferred tax liabilities:
Depreciation and amortization	654	—
Acquired intangibles	3,796	—

Total deferred tax liabilities	4,450	—

Deferred tax assets, net	$7,364	$17,360

Current deferred tax assets	$7,059	$8,776
Non-current deferred tax assets (liabilities), net	305	8,584

Deferred tax assets, net	$7,364	$17,360

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        There is no valuation allowance for deferred tax assets of $17,360 at December 31, 2007, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

        At December 31, 2007, the Company had approximately $40,465 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $20,517 and $19,948, respectively, and begin to expire in 2024 and 2014, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $3,730. The future income tax benefit, if realized, will be recorded to additional paid-in capital. At December 31, 2007, the Company had foreign tax credit carryforwards of $4,694, which begin to expire in 2014.

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

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2005	2006	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	3.1	3.2	2.8
Effect of varying foreign rates	4.3	18.2	10.0
Extraterritorial income exclusion	(6.0)	(21.4)	(6.6)
Tax exempt interest	(2.8)	(11.0)	(6.4)
Equity based compensation expense	0.1	1.5	2.3
Research and development credits	(0.8)	—	(2.5)
Domestic Production Activities Deduction	(0.3)	(2.4)	—
Other	—	0.1	1.0

Effective tax rate	32.6%	23.2%	35.6%

        The Company had not provided for United States income taxes or foreign withholding taxes in its effective tax rate on approximately $1,871 of undistributed earnings from its foreign subsidiaries as of December 31, 2007. The Company intends to reinvest these earnings indefinitely in operations outside of the United States.

        For the tax year ended December 31, 2005 and 2006, the Company was awarded a reduced tax rate of 18% on income in China based on achieving "high-tech" status. As a result of changes in Chinese corporate income tax laws effective January 1, 2008, this preferential rate may gradually be increased to 25% during a five-year grandfather period. The tax holiday and reduced rate resulted in

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

reductions to income taxes of $323, $215 and $39 for the years ended December 31, 2005, 2006 and 2007.

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

        Income tax receivable, net, and other long-term liabilities at December 31, 2006 and 2007, respectively, include unrecognized tax benefits of $726 and $2,151, respectively, for both domestic and foreign issues. The net increase of $1,425 was due primarily from an opening balance sheet adjustment recorded upon adoption of FIN 48 and for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiaries. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        Upon the Company's adoption of FIN 48 during the first quarter of 2007, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At December 31, 2007, the Company's liability for uncertain tax positions increased to $2,151, which was recorded in other long-term liabilities. This amount consists of $2,147 for unrecognized tax benefits and a $4 accrual for the payment of interest. The increase in unrecognized tax benefits during the year ended December 31, 2007 was primarily attributable to uncertain tax positions on transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007.

Unrecognized Tax Benefits
Balance at January 1, 2007	$1,392
Additions for tax positions of prior years	390
Additions for tax positions of the current year	592
Settlements	(227)

Balance at December 31, 2007	$2,147

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service commenced an examination of the Company's 2005 federal tax return during the fourth quarter of 2007.

Note 11—Discontinued Operations

  Additional Significant Accounting Policies Specific to Discontinued Operations

  Principles of Consolidation

        The consolidated financial statements include the accounts of Avica Technology Corporation ("Avica"), a variable interest entity ("VIE"). VIEs are defined by the FASB in FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46(R)").

  Variable Interest Entities

        VIEs as defined by FIN 46(R), are entities in which equity investors generally do not have the characteristics of a "controlling financial interest," or for which there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46(R) requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. For variable interest entities, the Company assesses the terms of its interest in each entity to determine if it is the primary beneficiary as prescribed by FIN 46(R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. The Company's evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, the Company assesses the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete.

  Revenue Recognition

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations (Continued)

        Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred until all of the elements have been delivered or until the Company has established objective and verifiable evidence of the fair value of the undelivered elements. Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria, as described above, are met.

        Service revenues from digital image enhancement, restoration and repair were recognized when completed titles or film reels subject to a customer order or contract were delivered and accepted by the customer and no significant obligations remained assuming all other revenue recognition criteria were met. Prices are established in advance of the work performed and are generally fixed in nature. Revenue related to time and materials contracts is recognized as services are rendered at contract labor rates plus material and other direct costs incurred. If losses are anticipated on a contract, such losses are recognized immediately.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations (Continued)

  Assets and Liabilities of Discontinued Operations Held for Sale

        The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of December 31, 2006 and 2007.

	As of December 31,
	2006	2007
Assets:
Cash	$2,705	$333
Accounts receivable, net	4,922	4,820
Inventories	3,058	2,781
Prepaid expenses and other current assets	605	695

Total current assets of discontinued operations held for sale	11,290	8,629
Property and equipment, net	5,356	3,351	(1)
Intangible assets, net	16,572	—	(1)
Goodwill	3,585	—	(1)
Other	131	106

Total long-term assets of discontinued operations held for sale	25,644	3,457
Total assets of discontinued operations held for sale	$36,934	$12,086

Liabilities:
Accounts payable	$4,829	$4,071
Accrued expenses and other liabilities	3,115	3,432

Total current liabilities of discontinued operations held for sale	7,944	7,503
Other long-term liabilities	1,466	474

Total long-term liabilities of discontinued operations held for sale	$1,466	$474
Total liabilities of discontinued operations held for sale	$9,410	$7,977

Net assets of discontinued operations held for sale	$27,524	$4,109

    (1)
    Goodwill, intangible assets and property and equipment include reductions of $3,585, $16,381 and $4,687, respectively, to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

  Loss from Discontinued Operations

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations (Continued)

discontinued operations of DTS Digital Cinema for the years ended December 31, 2005, 2006 and 2007.

	For the Years December 31,
	2005	2006	2007
Revenue	$27,072	$28,275	$21,583
Pre-tax loss	(5,516)	(8,647)	(41,662)	(1)
Income tax benefit	1,495	2,078	11,621

Loss from discontinued operations, net of tax	$(4,021)	$(6,569)	$(30,041)

    (1)
    Includes charge of $24,653 to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

        For the year ended December 31, 2007, $3,191 of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

  Adjustment to Carrying Value of Assets Held for Sale

        In August 2007, in response to changing market conditions, including tightening in the credit markets, the Company re-evaluated its sales strategy in an effort to maximize shareholder value, and it has modified its sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. Due to the changing market conditions and the decision to offer the assets of the Cinema and Digital Images businesses together or individually, the Company re-evaluated the businesses or assets comprising the DTS Digital Cinema business and the related operations, and it determined that these businesses or assets still meet the criteria for the held for sale and discontinued operations classifications, respectively. As a part of the Company's quarterly reassessment of the carrying value of the assets of its Cinema and Digital Images businesses, it has determined that several factors had converged to cause deterioration in the fair value of these assets during the fourth quarter and accordingly the Company reduced the carrying value of these assets held for sale to fair value less costs to sell. The Company's estimate of fair value reflects expected proceeds to be realized from potential buyers in a future sale, which it believes is the current market value of these assets. The Company is in discussions and due diligence with respect to the sale of both of these businesses. In accordance with SFAS No. 144, in the fourth quarter of 2007, the Company has recognized a charge of $24,653, before any related tax effect, to reflect these assets at their fair value, less costs to sell, at December 31, 2007. This charge was recorded in the results of discontinued operations, and it reduced the carrying values of goodwill, intangible assets and fixed assets by $3,585, $16,381 and $4,687, respectively. The tax benefit of this charge was $5,381 for the year ended December 31, 2007.

  Avica—A Variable Interest Entity

        In November 2006, the Company closed a worldwide exclusive license agreement with Avica, a provider of a suite of technologies, products and services that handle content delivery and presentation for digital distribution networks. Although the Company currently has no ownership interest in Avica, it

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations (Continued)

is considered to be a variable interest entity of the Company, in conformity with FIN 46(R), as the Company is considered to be the primary beneficiary of Avica. Therefore, the Company has included the assets, liabilities, and results of operations of Avica in its consolidated financial statements from the date of the close of the license agreement. The Company expects the consolidation of Avica will continue to have an impact on its financial results from discontinued operations in future periods, because it will continue to recognize the operating losses generated by Avica given that Avica's shareholders' equity is in a net deficit position.

        While the Company has consolidated the liabilities of Avica in accordance with FIN 46(R), it has no obligation to pay any amounts to any of Avica's creditors. As such, creditors of Avica lack any recourse to the assets of the Company.

        The changes to the Company's total assets and total liabilities related to the consolidation of Avica included in the Company's Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of December 31, 2006 were $3,616 and $3,878, respectively. The changes to the Company's total assets and total liabilities related to the consolidation of Avica included in the Company's Consolidated Balance Sheets as assets and liabilities of discontinued operations held for sale as of December 31, 2007 were $89 and $2,069, respectively. Included in the loss from discontinued operations, net of tax, for the years ended December 31, 2006 and 2007 are Avica's losses for these periods of $262 and $881, respectively.

Note 12—Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which requires compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The Company elected to use the modified-prospective-transition method. Under the transition method, compensation expense recognized beginning January 1, 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company did not restate its results for prior periods.

        Prior to January 1, 2006, the Company accounted for its employee stock option and stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and the related FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of these pronouncements, all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, which resulted in no recognition of stock-based compensation expense. For the year ended December 31, 2005, the company recognized no stock-based employee compensation cost from stock options.

        Stock-based compensation cost totaling $75, $3,737 and $5,013 for the years ended December 31, 2005, 2006 and 2007, respectively, was recorded to cost of goods sold, and selling, general and

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

administrative expenses, research and development expenses, and discontinued operations. Stock-based compensation cost recorded to cost of goods sold for the years ended December 31, 2005, 2006 and 2007 was $0, $20 and $23, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2005, 2006 and 2007 was $46, $1,830 and $2,592, respectively. Stock-based compensation cost recorded to research and development expenses for the years ended December 31, 2005, 2006 and 2007 was $0, $222 and $485, respectively. Stock-based compensation cost recorded to discontinued operations for the years ended December 31, 2005, 2006 and 2007 was $29, $1,665 and $1,913, respectively. The total income tax benefit recognized was $31, $1,523 and $2,043 for the years ended December 31, 2005, 2006 and 2007, respectively.

        If the Company had elected for the year ended December 31, 2005 to recognize compensation cost for stock options based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been as follows:

For the Year Ended December 31, 2005
Net income:
As reported	$7,908
Additional stock-based compensation expense determined under the fair value method, net of tax	(5,392)

Pro forma	$2,516

Net income per common share—basic:
As reported	$0.46
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.31)

Pro forma	$0.15

Net income per common share—diluted:
As reported	$0.43
Per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.29)

Pro forma	$0.14

  Various Stock Plans

  Stock Option and Restricted Stock Plans

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

Note 12—Stock-Based Compensation (Continued)

exercisable over a four-year period and expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071. Options granted prior to 2002 were granted at exercise prices equal to the preferred stock financing prices, which were in excess of the estimated fair value of the underlying common stock.

        In April 2003, the Company adopted the 2003 Equity Incentive Plan (the "2003 Plan") under which an additional 929 shares were authorized for future issuances of common stock. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contains a provision (the "Evergreen Provision") for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: (i) four percent of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,500 shares, or (iii) a number of shares set by the Board of Directors.

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2005	2006	2007
Risk free interest rate	3.8%	4.4%	4.7%
Expected lives (years)	4	5.8	5.6
Dividend yield	0%	0%	0%
Expected volatility	50%	58%	56%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company's options and represented the period of time that options granted were expected to be outstanding. Expected volatility was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

        There were 685, 374 and 152 options granted during the year ended December 31, 2005, 2006 and 2007, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2005, 2006 and 2007 was $7.62, $10.56 and $13.08, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2006 and 2007, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123(R) adjusted by estimated forfeitures as prescribed by SFAS 123(R). Compensation expense for stock options, under SFAS 123(R), was $2,631 and $2,859 for the years ended December 31, 2006 and 2007, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

        The following table summarizes information about stock option activity during the year ended December 31, 2007:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,288	$14.90
Granted	152	23.83
Exercised	(471)	9.57
Expired or cancelled	(104)	19.68

Options outstanding at December 31, 2007	1,865	$16.72	6.80	$16,501
Options exercisable at December 31, 2007	1,282	$15.49	6.21	$12,930

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 1.02 – $ 3.07	314	4.70	$1.02	314	$1.02
3.08 – 6.16	6	0.87	4.09	6	4.09
6.17 – 9.23	10	5.20	8.02	10	8.02
9.24 – 12.31	2	5.29	10.50	2	10.50
12.32 – 15.40	48	6.63	14.10	33	13.93
15.41 – 18.47	637	7.50	17.13	322	16.82
18.48 – 21.55	231	7.62	19.89	118	19.88
21.56 – 24.63	567	6.94	23.34	442	23.19
24.64 – 27.71	43	7.18	25.83	28	25.94
27.72 – 30.79	7	5.77	30.79	7	30.79

$ 1.02 – $30.79	1,865	6.80	$16.72	1,282	$15.49

        The aggregate intrinsic value of options exercised during the year ended December 31, 2005, 2006 and 2007 was $2,173, $6,121 and $7,654, respectively. As of December 31, 2007, total remaining unearned compensation related to unvested stock options was approximately $3,513, which will be amortized over the weighted-average remaining service period of 1.5 years.

        In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2007, the number of shares reserved under the 2003 Plan was increased by 500 shares.

  Restricted Stock

        Compensation expense on shares of restricted stock was $0, $550 and $1,436 for the years ended December 31, 2005, 2006 and 2007. The following table summarizes information about restricted stock activity during the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2006	100	$18.95
Granted	111	23.90
Vested	(40)	18.92
Forfeited	(11)	23.24

Unvested stock at December 31, 2007	160	$22.13

        As of December 31, 2007, total remaining unearned compensation related to restricted stock was $2,129, which will be amortized over the weighted-average remaining service period of 1.8 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

  Employee Stock Purchase Plan

        On April 17, 2003, the Company adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan ("ESPP"), under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500, with a provision (the "Evergreen Provision") that provides for an automatic increase in the number of shares available for issuance on January 1, 2004 and each January 1 thereafter until and including January 1, 2013 by the lesser of: (i) 500 shares, (ii) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or (iii) a lesser amount determined by the Board of Directors. Under the ESPP, shares are only issued during the second and fourth quarter of each year. The values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	2005	2006	2007
Risk free interest rate	2.6%	4.5%	4.5%
Expected lives (years)	1.3	0.8	1.6
Dividend yield	0%	0%	0%
Expected volatility	50%	63%	63%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. Expected volatility was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        In accordance with the Evergreen Provision in the ESPP, and as approved by the Board of Directors, effective January 1, 2007, the number of shares reserved under the ESPP was increased by 75 shares. Compensation expense under the ESPP was $0, $405 and $579 for the years ended December 31, 2005, 2006 and 2007, respectively.

  Non-Employee Equity Awards

        The Company grants options to purchase shares of common stock to non-employee consultants. Additionally the terms of the plan allow employees who are terminated, but have continuing service obligations to the Company to continue vesting in their equity awards. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $75, $151 and $139 for the years ended December 31, 2005, 2006 and 2007, respectively, was recorded to selling, general and administrative expenses, and discontinued operations. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2005, 2006 and 2007 was $46, $102 and $89, respectively. Stock-based compensation cost recorded to discontinued operations for the years ended December 31, 2005, 2006 and 2007 was $29, $49, and $50, respectively.

84

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee's contributions up to 6% of salary. Effective beginning in 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% of salary if certain financial targets are met. For the years ended December 31, 2005, 2006 and 2007, the costs of these matching payments were $223, $199 and $279, respectively.

Note 14—Stock Repurchase Plan

        In August 2006, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. At December 31, 2007, the Company had repurchased all shares of common stock under this authorization for an aggregate cost of $22,670.

Note 15—Operating Segment and Geographic Information

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

        The Company's revenue by geographical area, based on the customer's country of domicile, for the years ended December 31, 2005, 2006 and 2007 was as follows:

	Revenues by Geographic Region
	For the Years Ended December 31,
	2005	2006	2007
United States	$7,695	$4,569	$4,474
Japan	17,870	18,198	24,426
Taiwan	3,251	10,309	675
South Korea	8,329	7,847	14,281
China	6,444	3,014	2,931
Other international	4,591	6,102	6,286

Total international	40,485	45,470	48,599

Total revenues	$48,180	$50,039	$53,073

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 15—Operating Segment and Geographic Information (Continued)

        The following table sets forth, for the periods indicated, long-lived assets by geographic region:

	Long-Lived Assets
	As of December 31,
	2006	2007
United States	$5,550	$5,291
International	432	570

Total long-lived assets	$5,982	$5,861

Note 16—Net Income Per Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the ESPP using the "treasury stock" method.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Net Income Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2005	2006	2007
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$11,929	$9,593	$9,602
Loss from discontinued operations	(4,021)	(6,569)	(30,041)

Net income (loss)	$7,908	$3,024	$(20,439)

Denominator:
Weighted average common shares outstanding	17,321	17,623	17,745

Continuing operations	$0.69	$0.54	$0.54
Discontinued operations	(0.23)	(0.37)	(1.69)

Basic net income (loss) per common share	$0.46	$0.17	$(1.15)

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$11,929	$9,593	$9,602
Loss from discontinued operations	(4,021)	(6,569)	(30,041)

Net income (loss)	$7,908	$3,024	$(20,439)

Denominator:
Weighted average shares outstanding	17,321	17,623	17,745
Effect of dilutive securities:
Common stock options	930	745	611
Restricted stock	—	13	51
Common stock warrants	59	14	3
ESPP	—	6	8

Diluted shares outstanding	18,310	18,401	18,418

Continuing operations	$0.65	$0.52	$0.52
Discontinued operations	(0.22)	(0.36)	(1.63)

Diluted net income (loss) per common share	$0.43	$0.16	$(1.11)

        For the years ended December 31, 2005, 2006 and 2007, 795, 1,176 and 166 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
2007
Revenues	$12,608	$12,911	$10,714	$16,840
Gross profit	$12,353	$12,612	$10,426	$16,406
Income from continuing operations	$1,983 (1)	$2,363	$840	$4,416
Loss from discontinued operations, net of tax	(2,748)	(3,021)	(1,977)	(22,295) (2)

Net loss	$(765)	$(658)	$(1,137)	$(17,879)

Net income (loss) per common share:
Basic:
Continuing operations	$0.11	$0.13	$0.05	$0.25
Discontinued operations	(0.15)	(0.17)	(0.11)	(1.27)

Net income (loss)	$(0.04)	$(0.04)	$(0.06)	$(1.02)

Diluted:
Continuing operations	$0.11	$0.13	$0.05	$0.24
Discontinued operations	(0.15)	(0.17)	(0.11)	(1.23)

Net income (loss)	$(0.04)	$(0.04)	$(0.06)	$(0.99)

2006
Revenues	$20,682	$9,580	$9,514	$10,263
Gross profit	$20,273	$9,048	$9,029	$9,607
Income from continuing operations	$6,665	$1,010	$922	$996 (3)
Income (loss) from discontinued operations, net of tax	342	873	(1,820)	(5,964)

Net income (loss)	$7,007	$1,883	$(898)	$(4,968)

Net income (loss) per common share:
Basic:
Continuing operations	$0.38	$0.06	$0.05	$0.06
Discontinued operations	0.02	0.05	(0.10)	(0.34)

Net income (loss)	$0.40	$0.11	$(0.05)	$(0.28)

Diluted:
Continuing operations	$0.36	$0.06	$0.05	$0.05
Discontinued operations	0.02	0.04	(0.10)	(0.32)

Net income (loss)	$0.38	$0.10	$(0.05)	$(0.27)

(1)
Includes $500 reduction of interest income, net of tax, to correct accrued interest balances related to 2005 and 2006. For additional information, refer to Footnote 4 of the consolidated financial statements, "Cash and Short-term Investments."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited) (Continued)

(2)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the Cinema and Digital Images businesses comprising discontinued operations to fair value less costs to sell. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

(3)
Includes $3,000 and $449 of expenses for the early termination of a business agreement and write-down of DTSE inventory and other assets, respectively. For additional information, refer to Footnote 4 of the consolidated financial statements, "Restructuring Costs."

Note 18—Subsequent Events

        On February 21, 2008, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of the Company's common stock in the open market or in privately negotiated transactions.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2005	$154	$—	$30	$124
2006	124	—	76	48
2007	48	75	42	81

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as stated in their report which appears herein in Item 8.

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

Item 9B.    Other Information

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2008 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2007 (the "Proxy Statement") is incorporated herein by reference.

        The information concerning our directors to be included in our Proxy Statement under the caption "Item 1—Election of Directors" is incorporated herein by reference.

        The information to be included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        The information concerning our code of ethics and code of conduct to be included in the Proxy Statement under the caption "Governance of the Company" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information to be included in the Proxy Statement under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Compensation of Directors" and "Report of Compensation Committee on Executive Compensation" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information to be included in the Proxy Statement under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning certain relationships and related transactions will be included in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. Information concerning director independence will be included in the Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services will be included in the Proxy Statement under the caption "Item 2—Ratification of Independent Registered Public Accountants" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

        The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

        See Item 15 (b) below.

(b) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 3, 2005 by and among the Registrant, LIVE Acquisition Corp., Lowry Digital Images, Inc., John Lowry, as Stockholder Representative, and the Stockholders listed therein(10)
3.3	[reserved]
3.5	Restated Bylaws(3)
3.6	Audit Committee Charter(18)
3.7	Compensation Committee Charter(23)
3.8	Nominating/Corporate Governance Committee Charter(18)
3.9	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005(9)
3.10	Certificate of amendment to Bylaws(25)
4.1	Specimen Common Stock Certificate(2)
10.1	Registration Rights Agreement, dated October 24, 1997(1)
10.2	Amended and Restated Registration Rights Agreement, dated January 27, 2000(1)
10.3	[reserved]
10.4	[reserved]
10.5	[reserved]
10.6	[reserved]
10.7	1997 Stock Option Plan(1)*
10.8	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.9	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(1)*
10.10	2002 Stock Option Plan(1)*
10.11	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.12	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(1)*
10.13	2003 Equity Incentive Plan(2)*

10.14	Form of Grant of Stock Option under 2003 Equity Incentive Plan(2)*
10.15	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(2)*
10.16	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(2)*
10.16.1	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)(20)*
10.16.2	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)(20)*
10.17	2003 Employee Stock Purchase Plan(2)*
10.18	2003 Foreign Subsidiary Employee Stock Purchase Plan(2)*
10.19	Replacement Warrant to Purchase Common Stock between the Registrant and Comerica Incorporated, dated February 27, 2004(4)
10.20	Replacement Warrant to purchase Common Stock between the Registrant and J.P. Morgan Securities Inc., dated January 9, 2004(4)
10.21	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.22	Amendment to Warrants issued October 24, 1997(1)
10.23	Form of Existing Shareholder Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated October 24, 1997(1)
10.24	Replacement Warrant to Purchase Common Stock between the Registrant and W. Paul Smith, dated January 20, 2004(4)
10.25	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated January 27, 2000(1)
10.26	Form of Warrant to Purchase Common Stock between the Registrant and each of the entities listed on the Schedule of Warrant Holders attached thereto, dated September 30, 2000(1)
10.27	Amendment to Warrants issued January 27, 2000 and September 30, 2000(1)
10.28	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997(1)
10.29	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002(1)
10.30	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002(1)
10.31	[reserved]
10.32	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(1)*
10.33	[reserved]
10.34	[reserved]

10.35	[reserved]
10.36	[reserved]
10.37	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(1)*
10.38	Purchase-Sales Agreement dated as of March 13, 2002, between the Registrant and InFocus Corporation(1)†
10.39	Form of Indemnification Agreement between the Registrant and its directors(1)
10.40	Form of Indemnification Agreement between the Registrant and its officers(1)
10.41	Letter Agreement dated March 9, 2004, by and between the Registrant and InFocus Corporation amending the Purchase-Sales Agreement between such parties dated as of March 13, 2002(5)†
10.42	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(6)
10.42.1	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005(18)
10.42.2	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective June 12, 2006(23)
10.43	Employment Agreement by and between the Registrant and Daniel E. Slusser, dated June 9, 2004(7)*
10.44	Employment Agreement by and between the Registrant and Don Bird, executed October 1, 2004(8)*
10.45	Secured Convertible Note Purchase Agreement dated December 17, 2004 and Secured Convertible Promissory Note dated December 17, 2004 by and between Lowry Digital Images, Inc. and DTS, Inc.(8)
10.46	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(9)*
10.47	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(9)*
10.48	Employment Agreement by and between the Registrant and Andrea Nee, effective as of May 20, 2005(9)*
10.49	Employment Agreement by and between the Registrant and Jan Wissmuller, effective as of May 20, 2005(9)*
10.50	Second Amendment to Service Agreement between the Registrant and Mr. William Paul Smith, dated June 3, 2005(9)*
10.51	Employment Agreement by and between the Registrant and Don Bird, effective as of May 20, 2005(9)*
10.52	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005(9)*

10.53	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(9)*
10.54	Employment Agreement by and between the Registrant and William Neighbors, effective as of May 18, 2005(9)*
10.55	Registration Rights Agreement, dated as of January 3, 2005 by and among the Registrant and John Lowry, as Stockholder Representative(10)
10.56	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and John Lowry(10)*
10.57	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Michael Inchalik(10)*
10.58	Employment Agreement, dated as of January 3, 2005 by and between DTS Canada ULC, the Registrant and Ian Cavén(10)*
10.59	Employment Agreement, dated as of January 3, 2005 by and between DTS Digital Images, Inc., the Registrant and Ian Godin(10)*
10.60	Employment Agreement, effective as of January 3, 2005, between the Registrant and Daniel E. Slusser(11)*
10.61	Summary of 2004 bonus payments for the Chief Executive Officer and other Named Executive Officers(12)*
10.62	Summary of Director compensation arrangement and related amendments to 2003 Equity Incentive Plan(13)*
10.63	Summary of option grants to and 2005 salaries for the Chief Executive Officer and other Named Executive Officers(14)*
10.64	2005 Performance Incentive Plan(14)*
10.65	Summary of performance objectives and bonus targets with respect to incentive bonuses for 2005 for the Chief Executive Officer and other Named Executive Officers(15)*
10.66	Description of acceleration of vesting of certain unvested stock options(16)*
10.67	Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of January 2, 2006(19)*
10.68	Amendment to Employment Agreement, dated as of October 1, 2006, between the Registrant and Daniel E. Slusser(21)*
10.69	Exclusive License Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(22)†
10.70	Option Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(22)†
10.71	Summary of 2005 bonus payments for the Chief Executive Officer and other Named Executive Officers(17)*
10.72	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006(23)*

10.73	Amendment, effective as of February 28, 2007, to Employment Agreement between the Registrant and William Neighbors(24)*
10.74	Summary of bonus payments for fiscal 2006 and equity award grants for Named Executive Officers(26)*
21.1	List of all subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

*
Indicates management contract, arrangement or compensatory plan.

(1)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form S-1 Registration Statement (File No. 333-104761) on April 25, 2003.

(2)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Amendment No. 1 to Form S-1 Registration Statement (File No. 333-104761) on June 5, 2003.

(3)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form S-1 Registration Statement (File No. 333-110120) on October 31, 2003.

(4)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(5)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(7)
Incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(8)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(9)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

(11)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2005.

(12)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2005.

(13)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

(14)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

(15)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005.

(16)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005.

(17)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

(18)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

(19)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

(20)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

(21)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.

(22)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

(23)
Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

(24)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

(25)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008.

(26)
Incorporated by reference to the Registrant's Report of Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.

†
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February, 2008.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	President, Chief Executive Officer, and Director (principal executive officer)	February 29, 2008
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	February 29, 2008
/s/ DANIEL E. SLUSSER Daniel E. Slusser	Chairman of the Board	February 29, 2008
/s/ JOERG D. AGIN Joerg D. Agin	Director	February 29, 2008
/s/ C. ANN BUSBY C. Ann Busby	Director	February 29, 2008
/s/ JOSEPH A. FISCHER Joseph A. Fischer	Director	February 29, 2008
/s/ V. SUE MOLINA V. Sue Molina	Director	February 29, 2008
/s/ RONALD N. STONE Ronald N. Stone	Director	February 29, 2008

QuickLinks

DTS, INC. FORM 10-K For the Fiscal Year Ended December 31, 2007 INDEX
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
STOCK PERFORMANCE GRAPH
DIVIDEND POLICY
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
DTS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
DTS, INC. CONSOLIDATED BALANCE SHEETS
DTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
DTS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
DTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
DTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share data)
DTS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Amounts in thousands)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES