Form 10-Q
period 2008-03-31
DTS, INC.
filed 2008-05-12
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

        As of April 30, 2008 a total of 17,811,424 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.

FORM 10-Q

TABLE OF CONTENTS

DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2007	As of March 31, 2008
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,523	$44,924
Short-term investments	49,879	12,874
Accounts receivable, net of allowance for doubtful accounts of $81 and $74 at December 31, 2007 and March 31, 2008, respectively	8,675	8,355
Deferred income taxes	8,776	6,368
Prepaid expenses and other current assets	1,342	1,253
Income taxes receivable, net	2,085	2,060
Assets of discontinued operations held for sale	8,629	9,088

Total current assets	114,909	84,922
Property and equipment, net	5,861	5,845
Intangible assets, net	2,387	2,372
Deferred income taxes	8,584	6,474
Long-term investments	—	28,286
Other assets	3,019	2,430
Assets of discontinued operations held for sale	3,457	8,624

Total assets	$138,217	$138,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068	$919
Accrued expenses and other liabilities	6,118	4,537
Liabilities of discontinued operations held for sale	7,503	6,888

Total current liabilities	14,689	12,344
Other long-term liabilities	2,242	2,453
Liabilities of discontinued operations held for sale	474	474
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2007 and March 31, 2008; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2007 and March 31, 2008; 18,669 and 18,811 shares issued at December 31, 2007 and March 31, 2008, respectively; 17,669 and 17,811 shares outstanding at December 31, 2007 and March 31, 2008, respectively	2	2
Additional paid-in capital	140,008	141,556
Treasury stock, at cost—1,000 shares at December 31, 2007 and March 31, 2008	(22,670)	(22,670)
Accumulated other comprehensive income	193	198
Retained earnings	3,279	4,596

Total stockholders' equity	120,812	123,682

Total liabilities and stockholders' equity	$138,217	$138,953

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2008
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$12,608	$15,210
Cost of revenue	255	294

Gross profit	12,353	14,916
Operating expenses:
Selling, general and administrative	8,072	8,797
Research and development	1,604	1,763

Total operating expenses	9,676	10,560

Income from operations	2,677	4,356
Interest and other income, net	356	879

Income from continuing operations before income taxes	3,033	5,235
Provision for income taxes	1,050	1,984

Income from continuing operations	1,983	3,251
Loss from discontinued operations, net of tax	(2,748)	(1,934)

Net income (loss)	$(765)	$1,317

Net income (loss) per common share:
Basic:
Continuing operations	$0.11	$0.19
Discontinued operations	(0.15)	(0.11)

Net income (loss)	$(0.04)	$0.08

Diluted:
Continuing operations	$0.11	$0.18
Discontinued operations	(0.15)	(0.11)

Net income (loss)	$(0.04)	$0.07

Weighted average shares used to compute net income (loss) per common share:
Basic	17,965	17,527

Diluted	18,673	18,059

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2008
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(765)	$1,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	977	647
Adjustment to carrying value of assets held for sale	—	(4,963)
Stock-based compensation charges	1,256	1,402
Deferred income taxes	(328)	4,518
Tax benefits from stock-based awards	566	281
Excess tax benefits from stock-based awards	(561)	(295)
Other	45	24
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	1,051
Inventories	264	(454)
Prepaid expenses and other assets	171	408
Accounts payable, accrued expenses and other liabilities	(3,623)	(2,616)
Deferred revenue	34	482
Income taxes receivable	(1,065)	75

Net cash provided by (used in) operating activities	(5,777)	1,877

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(14,986)	(6,015)
Available for sale	(3,561)	(12,946)
Maturities of held-to-maturity investments	16,536	9,530
Sales of available for sale investments	11,800	18,150
Purchase of property and equipment	(2,143)	(571)
Payment for patents and trademarks in process	(44)	(168)

Net cash provided by investing activities	7,602	7,980

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	602	134
Repurchase and retirement of common stock for restricted stock award withholdings	(135)	(269)
Excess tax benefits from stock-based awards	561	295

Net cash provided by financing activities	1,028	160

Net change in cash and cash equivalents of discontinued operations	1,868	(616)

Net increase in cash and cash equivalents	4,721	9,401
Cash and cash equivalents, beginning of period	14,392	35,523

Cash and cash equivalents, end of period	$19,113	$44,924

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at March 31, 2008, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell its DTS Digital Cinema business to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. As of March 31, 2008, the Company continued to pursue the sale of its DTS Digital Cinema business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations began to be classified as discontinued operations. As a result, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. Depreciation and amortization has been eliminated from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations. For additional information, refer to Footnotes 9 and 13 of the consolidated financial statements, "Discontinued Operations" and "Subsequent Events", respectively.

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements". In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to certain financial assets only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. For additional information, refer to Footnote 3 of the consolidated financial statements, "Fair Value Measurements".

        Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to all business combination transactions for

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

which the acquisition date is on or after January 1, 2009. The impact of the Company's adoption of SFAS 141(R) will depend upon the nature and terms of business combinations, if any, that it consummates on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact SFAS No. 160 may have on its results of operations or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements; however, it does not expect that the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operations.

Note 3—Fair Value Measurements

        As of March 31, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available for sale investments. Due to recent events in the credit markets, the auctions for the auction rate securities failed during the first quarter of 2008. The Company attributes the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at March 31, 2008 are tax-exempt municipal bonds that are insured and have a AAA rating. Due to the loss of liquidity, the fair values of most of these securities are estimated utilizing a discounted cash flow analysis or level 3 inputs within the SFAS No. 157 fair value hierarchy as of March 31, 2008. The analysis considers, among other factors, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the timing of the next

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

successful auction for each security. These securities were also compared, when possible, to significant other observable market data or Level 2 inputs within the SFAS No. 157 fair value hierarchy.

        As a result of the Company's analysis, no valuation adjustments for unrealized or realized gains or losses were recorded as of March 31, 2008. The Company believes par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. The Company also believes that it has the ability to hold these securities throughout the estimated recovery period.

        Due to the Company's belief that it may take 12 to 24 months for the issuers to effect redemptions at par or for the auction markets to recover, these securities have been classified as long term investments on the unaudited consolidated balance sheet at March 31, 2008. Once it is determined that the auction markets have recovered, the Company will reclassify its auction rate security holdings back to short term investments. As of March 31, 2008, the Company continues to earn interest on all of its auction rate securities. Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings, as appropriate.

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$24,225	—	2,775	$21,450

        Based on market conditions, the Company changed its valuation methodology for most auction rate securities to a discounted cash flow analysis during first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within the SFAS No. 157 hierarchy since the Company's initial adoption of SFAS No. 157.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description
Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	26,625
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements (net)	(5,175)

Balance at March 31, 2008	$21,450

The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2007	As of March 31, 2008
Machinery and equipment	$1,517	$1,568
Office furniture and fixtures	4,073	4,165
Leasehold improvements	2,848	2,993
Software	4,475	4,655

	12,913	13,381
Less: Accumulated depreciation	(7,052)	(7,536)

Property and equipment, net	$5,861	$5,845

Note 5—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Commitments and Contingencies (Continued)

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

Note 6—Income Taxes

        For the three months ended March 31, 2008, the Company recorded an income tax provision of $1,984 on pre-tax income from continuing operations of $5,235. This resulted in an annualized effective tax rate of 38%. This rate differed from the U.S. statutory rate of 35% primarily due to an increase in the effective rate associated with changes in the jurisdictional mix of income, partially offset by tax exempt interest. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        In the first quarter of 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). The Company has also applied FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of FIN 48, the Company recognized a $547 increase in tax reserves, which was accounted for as a reduction of $547 in the beginning retained earnings.

        Upon the Company's adoption of FIN 48, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At March 31, 2008, the Company's liability for uncertain tax positions increased to $2,276, which was recorded in other long-term liabilities. The increase in unrecognized tax benefits during the three months ended March 31, 2008 was primarily attributable to uncertain tax positions on transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service commenced its examination of the Company's 2005 federal tax return during the fourth quarter of 2007.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Comprehensive Income (Loss)

        At December 31, 2007 and March 31, 2008, accumulated other comprehensive is comprised mostly of foreign currency translation.

        Comprehensive income (loss) for the three months ended March 31, 2007 and 2008 was ($725) and $1,322, respectively.

Note 8—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, for the three months ended March 31, 2007 and 2008 was as follows:

	For the Three Months Ended March 31,
	2007	2008
United States	$1,457	$1,078
International	11,151	14,132

Total revenue	$12,608	$15,210

        The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company held assets at December 31, 2007 and March 31, 2008:

	Long-Lived Assets
	As of December 31, 2007	As of March 31, 2008
United States	$5,291	$5,265
International	570	580

Total long-lived assets	$5,861	$5,845

Note 9—Discontinued Operations

        At March 31, 2008, the Cinema and Digital Images businesses were held for sale, combined as the DTS Digital Cinema business and presented below as discontinued operations. For additional information, refer to Footnote 13 of the consolidated financial statements, "Subsequent Events".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

        The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of December 31, 2007 and March 31, 2008.

	As of December 31, 2007		As of March 31, 2008
Assets:
Cash	$333		$949
Accounts receivable, net	4,820		4,089
Inventories	2,781		3,217
Prepaid expenses and other current assets	695		833

Total current assets of discontinued operations held for sale	8,629		9,088
Property and equipment, net	3,351	(1)	4,783	(2)
Intangible assets, net	—	(1)	3,635	(2)
Other	106		206

Total long-term assets of discontinued operations held for sale	3,457		8,624
Total assets of discontinued operations held for sale	$12,086		$17,712
Liabilities:
Accounts payable	$4,071		$3,831
Accrued expenses and other liabilities	3,432		3,057

Total current liabilities of discontinued operations held for sale	7,503		6,888
Other long-term liabilities	474		474

Total long-term liabilities of discontinued operations held for sale	$474		$474
Total liabilities of discontinued operations held for sale	$7,977	(3)	$7,362	(3)

Net assets of discontinued operations held for sale	$4,109		$10,350

(1)
Intangible assets and property and equipment include carrying value write downs of $16,381 and $4,687, respectively, to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

(2)
Property and equipment and intangible assets include carrying value write ups of $1,352 and $3,611, respectively, to increase the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

(3)
Includes $2,069 and $2,178, respectively, from Avica Technology Corporation ("Avica"), a variable interest entity. While the Company has consolidated the liabilities of Avica in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities—an Interpretation of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

  Accounting Research Bulletin No. 51", it has no obligation to pay any amounts to any of Avica's creditors. As such, creditors of Avica lack any recourse against the Company.

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three months ended March 31, 2007 and 2008.

	For the Three Months Ended March 31,
	2007	2008
Revenue	$6,286	$4,867
Pre-tax income (loss)	(4,352)	2,302	(1)
Income tax provision (benefit)	(1,604)	4,236

Loss from discontinued operations, net of tax	$(2,748)	$(1,934)

(1)
Includes a carrying value write up of $4,963 to increase the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

        For the three months ended March 31, 2007 and 2008, $432 and $240, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

Adjustment to Carrying Value of Assets Held for Sale

        As a part of the Company's quarterly reassessment of the carrying value of the assets of its Cinema and Digital Images businesses at December 31, 2007, it had determined that several factors had converged to cause deterioration in the fair value of these assets and accordingly the Company reduced the carrying value of these assets held for sale to fair value less costs to sell. The Company's estimate of fair value reflects expected proceeds to be realized from potential buyers in a future sale, which it believed was the current market value of these assets. In accordance with SFAS No. 144, in the fourth quarter of 2007, the Company recognized a charge of $24,653, before any related tax effect, to reflect these assets at their fair value, less costs to sell. This charge was recorded in the results of discontinued operations, and it reduced the carrying values of goodwill, intangible assets and fixed assets by $3,585, $16,381 and $4,687, respectively.

        In accordance with the provisions of SFAS No. 144, assets held for sale with a carrying amount of $5,387 were written up to their fair value of $10,750, less costs to sell of $400 (or $10,350), resulting in an adjustment to carrying value of assets held for sale of $4,963, which was included in the results of discontinued operations for the three months ended March 31, 2008. The Company's estimate of fair value reflects expected proceeds to be realized from potential buyers in a future sale, which it believes is the current market value of these assets. For additional information, refer to Footnote 13 of the consolidated financial statements, "Subsequent Events".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share

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

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2007	2008
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$1,983	$3,251
Loss from discontinued operations	(2,748)	(1,934)

Net income (loss)	$(765)	$1,317

Denominator:
Weighted average common shares outstanding	17,965	17,527

Continuing operations	$0.11	$0.19
Discontinued operations	(0.15)	(0.11)

Basic net income (loss) per common share	$(0.04)	$0.08

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$1,983	$3,251
Loss from discontinued operations	(2,748)	(1,934)

Net income (loss)	$(765)	$1,317

Denominator:
Weighted average shares outstanding	17,965	17,527
Effect of dilutive securities:
Common stock options	664	472
Restricted stock	31	60
Common stock warrants	3	—
ESPP	10	—

Diluted shares outstanding	18,673	18,059

Continuing operations	$0.11	$0.18
Discontinued operations	(0.15)	(0.11)

Diluted net income (loss) per common share	$(0.04)	$0.07

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share (Continued)

        For the three months ended March 31, 2007 and 2008, 155 and 452 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

Note 11—Common Stock Repurchases

Common Stock Repurchase Programs

        In August 2006, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the second and third quarters of 2007, the Company repurchased all shares of common stock under this authorization for an aggregate cost of $22,670. All shares repurchased under this authorization are currently considered treasury stock.

        In February 2008, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. At March 31, 2008, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock, unless or until retired.

Restricted Stock Award Withholdings

        The Company issues restricted stock awards as part of its equity incentive plans. For a majority of the restricted stock awards granted, the number of shares released on the date the restricted stock awards vest is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately retired.

Note 12—Stock-Based Compensation

        During 2006 and 2007, the Company's estimate of certain assumptions for input into the Black Scholes model considered certain actuarial calculations. These considerations were determined appropriate for those periods due to the Company's limited history as a publicly traded company. Beginning in 2008 and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", the Company began estimating certain assumptions for input into the Black Scholes model without certain actuarial calculations. The Company believes that these changes in accounting estimates provide a better estimate of future option activity patterns. The impact of these changes in accounting estimates are reductions in the expected term and volatility assumptions for input into the Black Scholes model. The Company will continue to review and refine its estimates and assumptions for the Black Scholes model in accordance with SAB No. 107 and SFAS 123(R). Changes in the Company's estimate of the assumptions for input into the Black Scholes model could result in material increases or decreases in stock-based compensation costs.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 13—Subsequent Events

        On April 4, 2008, the Company, DTS Digital Images, Inc. ("DI"), and Reliance Big Entertainment Private Limited ("Reliance"), entered into a Stock Purchase Agreement (the "DI Agreement") providing for the sale of DI by the Company to Reliance. The sale was consummated the same day. Pursuant to the terms of the DI Agreement, the Company received cash consideration of approximately $7,500. The Agreement contains customary representations, warranties and covenants.

        On May 9, 2008, the Company, Beaufort California, Inc. ("Beaufort") and Beaufort International Group Plc. entered into an Asset Purchase Agreement (the "DC Agreement") providing for the sale of substantially all of the Company's assets used predominantly in the conduct of the DTS Digital Cinema ("DC") business to Beaufort and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, the Company received cash consideration of approximately $3,250 upon the closing of this sale, and it could receive an additional $11,750 in additional consideration.

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

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, Standard Definition DVD players, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies and music content.

        In January 2007, we combined our Cinema and Digital Images businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell our DTS Digital Cinema business to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. As of March 31, 2008, we continued to pursue the sale of our DTS Digital Cinema business, although at such time it seemed it would most likely consist of two distinct sale transactions—one related to the digital cinema business and one for the digital images business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

        In August 2007, in response to changing market conditions, including tightening in the credit markets, we re-evaluated our sales strategy in an effort to maximize shareholder value, and we modified our sales approach to offer the assets of the Cinema and Digital Images businesses together or individually. Due to the changing market conditions and the decision to offer the assets of the Cinema and Digital Images businesses together or individually, we re-evaluated the businesses or assets comprising the DTS Digital Cinema business and the related operations, and we determined that these businesses or assets still met the criteria for the held for sale and discontinued operations classifications, respectively.

        As a part of our quarterly reassessment of the carrying value of the assets of our Cinema and Digital Images businesses, we determined that several factors had converged to cause deterioration in the fair value of these assets during the fourth quarter of 2007 and accordingly we reduced the carrying value of these assets held for sale to fair value less costs to sell, resulting in an adjustment of $24.7 million.

        As a part of our quarterly reassessment of the carrying value of the assets of our Cinema and Digital Images businesses, we determined that the fair value of the assets held for sale less costs to sell had increased during the first quarter of 2008 due to feedback and negotiations from a potential buyer for the Digital Images business who emerged during the latter portion of this period. Accordingly, we increased the carrying value of the assets held for sale to fair value less costs to sell, resulting in an adjustment of $5.0 million.

        Our estimate of fair value reflects expected proceeds to be realized from potential buyers in a future sale, which we believe is the current market value of these assets.

        On April 4, 2008, we entered into a Stock Purchase Agreement (the "DI Agreement") providing for the sale of our DTS Digital Images ("DI") business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the Agreement, we received cash consideration of approximately $7.5 million.

        On May 9, 2008, we entered into an Asset Purchase Agreement (the "DC Agreement") providing for the sale of substantially all of our assets used predominantly in the conduct of the DTS Digital Cinema ("DC") business to Beaufort California, Inc. ("Beaufort"), a member of Beaufort International Group Plc. in England and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration.

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

        While we are optimistic about the expected growth in next generation optical disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these next generation products, product pricing, manufacturer redesign cycles, competition among alternative formats, content availability, and the impact of the current economic downturn on consumer buying patterns.

        We recently introduced DTS Surround Sensation, a suite of virtual surround sound technologies, that allow the playing of simulated 5.1 multi-channel content over two speakers or headphones. DTS Surround Sensation contains significant psycho-acoustic information that alters human perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional sound field that exceeds the limitations of just two speakers, producing a surround sound experience.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. With the exception of our adoption of SFAS No. 157, "Fair Value Measurements" during the first quarter of 2008, there has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 3, 2008.

  •
  Fair Value Measurements.  Fair value measurements to adjust certain financial instruments are based upon Level 3 valuation models in accordance with SFAS No. 157. We hold certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets include our auction rate security instruments, which are classified as available for sale. We believe fair value adjustments of financial instruments to be a critical accounting policy because the valuation model we use requires that we estimate investment terms, liquidity factors and discount rates. If any of these estimates change in the future, we may be required to record impairment charges for such assets. These charges could have a material impact on our results of operations.

Results of Continuing Operations

  Revenues

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended March 31,	$15,210	$12,608	$2,602	21%

        The increase in revenues for the quarter ended March 31, 2008, compared to the same prior year period, was primarily attributable to an increase in our royalties from next generation high definition optical disc formats, which we first began to record in 2007. These royalties comprised 21% and 5% of total revenue for the three months ended March 31, 2008 and 2007, respectively. We will continue to monitor the Blu-ray market, and remain cautious in our overall outlook due to uncertainties regarding the timing and rate of adoption of the new format. However, we expect technology licensing revenues to grow during the second half of the year, as wider availability of high definition players, PC and game console models coupled with expected aggressive pricing and promotion of these products should result in increased licensing revenues from the Blu-ray format.

  Gross Profit

	2008	%	2007	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended March 31,	$14,916	98%	$12,353	98%	0%

        Consolidated gross profit for the three months ended March 31, 2008 and 2007 remained consistent as a percentage of revenues. We expect consolidated gross margins in the 97% to 98% range for 2008.

  Selling, General and Administrative ("SG&A")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended March 31,	$8,797	$8,072	$725	9%
% of Revenue	58%	64%

        The dollar increase for the three months ended March 31, 2008, compared to the same prior year period, is primarily due to expanded foreign operations and additional promotional activities to support new products.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended March 31,	$1,763	$1,604	$159	10%
% of Revenue	12%	13%

        The dollar increase for the three months ended March 31, 2008, compared to the same prior year period, is primarily attributable an expanded domestic and foreign workforce to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended March 31,	$879	$356	$523	147%

        The increase for the three months ended March 31, 2008, compared to the same prior year period, is primarily related to an adjustment recorded in the prior year period to correct an error, partially offset by lower average invested balances in the current period as a result of our stock repurchases during the second and third quarters of 2007.

        Going forward, we expect interest income for the year to be in the range of $2.5 to $3.0 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2008	2007
	($ in thousands)
Three months ended March 31,	$1,984	$1,050
Effective tax rate	37.9%	34.6%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to an increase in the effective rate associated with changes in the jurisdictional mix of income, partially offset by tax exempt interest. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

Loss from Discontinued Operations, Net

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended March 31,	$(1,934)	$(2,748)	$814	30%

        Revenues declined $1.4 million for the three months ended March 31, 2008, compared to the same prior year period, due to softness in our cinema hardware sales as the industry transitions to digital cinema formats. Additionally, expenses decreased $8.1 million for the three months ended March 31, 2008, compared to the same prior year period, due to a carrying value write up of $5.0 million to increase the carrying value of the assets held for sale to fair value less costs to sell. Other decreases in expenses include decreases in cost of sales associated with the overall decline in net sales and professional services associated with the potential sale of our discontinued operations. More than offsetting the increase in pre-tax income from discontinued operations is an increase in the income tax provision during the three months ended March 31, 2008, compared to the same prior year period. The increase in the income tax provision of discontinued operations results primarily from the aforementioned carrying value write up and the write-off of certain deferred tax assets related to our DTS Digital Images business, which was sold on April 4, 2008.

Liquidity and Capital Resources

        At March 31, 2008, we had cash, cash equivalents and short-term investments of $57.8 million, compared to $85.4 million at December 31, 2007. Due to recent auction failures in the auction rate security markets, we classified our auction rate security holdings of $24.2 million as long term investments on the unaudited consolidated balance sheet at March 31, 2008. Once it is determined that the auction markets have recovered, we will reclassify our auction rate security holdings back to short term investments. For additional discussion, see the "Auction Rate Securities" discussion below.

        Net cash used in operating activities was $5.8 million for the three months ended March 31, 2007. Cash provided by operating activities was $1.9 million for the three months ended March 31, 2008. The primary source of operating cash flow for the three months ended March 31, 2008 was net income of $1.3 million adjusted for deferred income taxes, stock-based compensation charges and depreciation and amortization, partially offset by an adjustment to the carrying value of assets held for sale. The net cash used in operating assets and liabilities during the first quarter of 2008 relates primarily to payments under our 2007 incentive compensation plan, partially offset by net collections from customers.

        Net cash provided by investing activities totaled $7.6 million and $8.0 million for the three months ended March 31, 2007 and 2008, respectively. Cash provided by investing activities for the three months ended March 31, 2008 primarily consists of net sales of available for sale investments and maturation of held to maturity securities of $8.7 million in total.

        Net cash provided by financing activities totaled $1.0 million and $0.2 million for the three months ended March 31, 2007 and 2008, respectively. Cash provided by financing activities for the three months ended March 31, 2008 primarily consists of proceeds from issuances of common stock under stock-based compensation plans, net, and related excess tax benefits, partially offset by the repurchase and retirement of common stock for restricted stock award withholdings.

        In February 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through March 31, 2008, there were no shares repurchased under this authorization.

        On April 4, 2008, we entered into a Stock Purchase Agreement providing for the sale of our DTS Digital Images business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the DI Agreement, we received cash consideration of approximately $7.5 million.

        On May 9, 2008, we entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets used predominantly in the conduct of the DTS Digital Cinema business to Beaufort California, Inc., a member of Beaufort International Group Plc. in England and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration.

        We will no longer be funding the DTS Digital Images or DTS Digital Cinema businesses due to the closing of the sales transactions in April and May of 2008, respectively.

        We are currently reviewing plans to relocate our corporate headquarters within the same general area as our current headquarters. These plans are expected to be finalized later in 2008, and we may incur approximately $10.0 million to $15.0 million in capitalized and non-capitalized costs during 2008 and 2009 for the relocation and build-out of the new location.

  Auction Rate Securities

        As of March 31, 2008, we held approximately $24.2 million in auction rate securities. Due to recent events in the credit markets, the auctions for the auction rate securities failed during the first quarter of 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at March 31, 2008 are tax-exempt municipal bonds that are insured and have a AAA rating. Due to the loss of liquidity, the fair values of most of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2008. The analysis considers, among other factors, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the timing of the next successful auction for each security. These securities were also compared, when possible, to significant other observable market data.

        As a result of our analysis, no valuation adjustments for unrealized or realized gains or losses were recorded as of March 31, 2008. We believe par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value.

        Due to our belief that it may take 12 to 24 months for the issuers to effect redemptions at par or for the auction markets to recover, these securities have been classified as long term investments on the unaudited consolidated balance sheet at March 31, 2008. Once it is determined that the auction markets have recovered, we will reclassify our auction rate security holdings back to short term investments. As of March 31, 2008, we continue to earn interest on all of our auction rate securities. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate securities to adversely affect our ability to conduct business, and we believe that we have the ability to hold these securities throughout the estimated recovery period.

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Beyond the next twelve months, additional financing may be required to fund working capital and capital expenditures. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein, in our Form 10-K filed on March 3, 2008 and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2007, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN 48. As of March 31, 2008, our total amount of unrecognized tax benefits was $2.3 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements". In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to certain financial assets only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of its financial statements. For additional information, refer to Footnote 3 of the consolidated financial statements, "Fair Value Measurements".

        Effective January 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS 141(R) will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We have not yet determined the impact SFAS No. 160 may have on our results of operations or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, we do not expect that the adoption of SFAS No. 161 will have a material impact on our financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to recent events in the credit markets, the auctions for the auction rate securities failed during the first quarter of 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at March 31, 2008 are tax-exempt municipal bonds that are insured and have a AAA rating. Due to our belief that it may take 12 to 24 months for the issuers to effect redemptions at par or for the auction markets to recover, these securities have been classified as long term investments on the unaudited consolidated balance sheet at March 31, 2008. As of March 31, 2008, we continue to earn interest on all of our auction rate securities. We have also successfully sold some of the securities subject to failed auctions at our carrying value, with no losses. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2008. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate securities to adversely affect our ability to conduct business, and we believe that we have the ability to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of March 31, 2008, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes.

        During the three months ended March 31, 2008, we derived over 92% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the three months ended March 31, 2008. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.3 million in the three months ended March 31, 2008. Based upon the expenses for the three months ended March 31, 2008, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2008, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Risk Factors described below provide updated information in certain areas, including the removal of risk related to the Digital Images and Digital Cinema businesses which we no longer own, but we do not believe these updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K, with the exception noted above.

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

        Past growth in our business has been due in large part to the rapid growth in sales of Standard Definition DVD players and home theater systems incorporating our technologies. As the markets for Standard Definition DVD players mature, we expect sales of Standard Definition DVD players to decline. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. While Toshiba Corporation recently announced that it has decided to discontinue sales and marketing of HD-DVD players, this is a very recent development and there currently remains available at retail two competing formats for high-definition optical discs and consumers may not react favorably to having to make a choice between formats. Even after the removal of HD-DVD hardware from retail outlets, there will still be pre-existing hardware and content in this format and there is a risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow adoption by consumers of next-generation optical disc players, as well as the inability of Standard Definition DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with Standard Definition DVD players and home theater systems. Even with the recent resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of Standard Definition DVD players. In addition, if new technologies are developed for use with Standard Definition DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Standard Definition DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

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

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and manage brand transition in connection with the sale of the business or assets that comprise our DTS Digital Cinema business, which we may not do successfully.

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

        The digital audio, consumer electronics, cinema and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering digital audio technology incorporated into consumer electronics product and entertainment mediums, including Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Microsoft Corporation, Sony Corporation, Thomson and SRS Labs, Inc.

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

        We are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

  Our investments in auction rate securities may not provide us a liquid source of cash.

        As of March 31, 2008, we held approximately $24.2 million of auction-rate securities. Recently, there have been disruptions in the market for auction rate securities. All auctions failed related to auction rate securities purchased after December 31, 2007. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

        When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may be unable to limit to whom we license such technologies, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards- setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

  Our ability to develop proprietary technology in markets in which "open standards" are adopted may be limited, which could adversely affect our ability to generate revenue.

        Standards-setting bodies may require the use of so-called "open standards," meaning that the technologies necessary to meet those standards are publicly available. The use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

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

        We purchase a small number of parts from sole-source suppliers. In addition, our professional audio encoding devices are manufactured according to our specifications by single third-party manufacturers. Because we have no direct control over these third-party suppliers and manufacturers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers or manufacturers are incapable of or unwilling to deliver the necessary parts or products, we may be unable to redesign our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

  •
  market perception of our progress toward announced objectives;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended March 31, 2008 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2008 through January 31, 2008	—		—		—	—
February 1, 2008 through February 29, 2008	10,926	(1)	$21.45		—	1,000,000	(2)
March 1, 2008 through March 31, 2008	1,461	(1)	$23.51		—	1,000,000

Total	12,387		$21.69	(3)	—

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
In February 2008, our Board of Directors approved the repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. We have not made any purchases under this program and did not repurchase any shares under the program during the quarter ended March 31, 2008. As of March 31, 2008, we had authority to repurchase up to one million shares under that program.

(3)
Represents weighted average price paid per share during the quarter ended March 31, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Bylaws, as amended January 7, 2008
10.1	Employment Agreement, executed as of January 22, 2008, effective May 31, 2007, by and between Daniel E. Slusser and the Company.(1)
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: May 12, 2008	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: May 12, 2008	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Bylaws, as amended January 7, 2008
10.1	Employment Agreement, executed as of January 22, 2008, effective May 31, 2007, by and between Daniel E. Slusser and the Company.(1)
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

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