Form 10-Q
period 2008-06-30
DTS, INC.
filed 2008-08-08
CIK 1226308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Commission File Number 000-50335

DTS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0467655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5171 Clareton Drive Agoura Hills, California 91301	(818) 706-3525
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

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

        As of July 31, 2008 a total of 18,173,666 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

 DTS, INC.

FORM 10-Q

TABLE OF CONTENTS

 DTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2007	As of June 30, 2008
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,523	$56,926
Short-term investments	49,879	28,578
Accounts receivable, net of allowance for doubtful accounts of $81 and $90 at December 31, 2007 and June 30, 2008, respectively	8,675	5,778
Deferred income taxes	8,776	6,368
Prepaid expenses and other current assets	1,342	1,126
Income taxes receivable, net	2,085	1,890
Assets of discontinued operations held for sale	8,629	—

Total current assets	114,909	100,666
Property and equipment, net	5,861	6,200
Intangible assets, net	2,387	2,363
Deferred income taxes	8,584	12,832
Long-term investments	—	22,634
Other assets	3,019	1,741
Assets of discontinued operations held for sale	3,457	—

Total assets	$138,217	$146,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068	$935
Accrued expenses and other liabilities	6,118	7,436
Liabilities of discontinued operations held for sale	7,503	—

Total current liabilities	14,689	8,371
Other long-term liabilities	2,242	2,520
Liabilities of discontinued operations held for sale	474	—
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2007 and June 30, 2008; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2007 and June 30, 2008; 18,669 and 19,165 shares issued at December 31, 2007 and June 30, 2008, respectively; 17,669 and 18,165 shares outstanding at December 31, 2007 and June 30, 2008, respectively	2	2
Additional paid-in capital	140,008	148,342
Treasury stock, at cost—1,000 shares at December 31, 2007 and June 30, 2008	(22,670)	(22,670)
Accumulated other comprehensive income	193	262
Retained earnings	3,279	9,609

Total stockholders' equity	120,812	135,545

Total liabilities and stockholders' equity	$138,217	$146,436

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$12,911	$12,829	$25,519	$28,039
Cost of revenue	299	314	554	608

Gross profit	12,612	12,515	24,965	27,431
Operating expenses:
Selling, general and administrative	8,022	8,726	16,094	17,523
Research and development	1,666	1,876	3,270	3,639

Total operating expenses	9,688	10,602	19,364	21,162

Income from operations	2,924	1,913	5,601	6,269
Interest and other income, net	871	388	1,227	1,267

Income from continuing operations before income taxes	3,795	2,301	6,828	7,536
Provision for income taxes	1,432	927	2,482	2,911

Income from continuing operations	2,363	1,374	4,346	4,625
Income (loss) from discontinued operations, net of tax	(3,021)	3,639	(5,769)	1,705

Net income (loss)	$(658)	$5,013	$(1,423)	$6,330

Net income (loss) per common share:
Basic:
Continuing operations	$0.13	$0.08	$0.24	$0.26
Discontinued operations	(0.17)	0.20	(0.32)	0.10

Net income (loss)	$(0.04)	$0.28	$(0.08)	$0.36

Diluted:
Continuing operations	$0.13	$0.07	$0.23	$0.25
Discontinued operations	(0.17)	0.20	(0.31)	0.10

Net income (loss)	$(0.04)	$0.27	$(0.08)	$0.35

Weighted average shares used to compute net income (loss) per common share:
Basic	18,026	17,714	17,996	17,620

Diluted	18,698	18,358	18,685	18,209

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2008
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,423)	$6,330
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,617	1,338
Adjustment to carrying value of assets held for sale	—	(4,963)
Loss on sale of assets held for sale	—	2,099
Stock-based compensation charges	2,628	2,499
Deferred income taxes	(1,969)	(1,840)
Tax benefits from stock-based awards	712	36
Excess tax benefits from stock-based awards	(706)	(18)
Other	335	(3)
Changes in operating assets and liabilities:
Accounts receivable	(4,028)	5,607
Inventories	252	(563)
Prepaid expenses and other assets	(81)	45
Accounts payable, accrued expenses and other liabilities	(1,007)	(3,064)
Deferred revenue	833	480
Income taxes receivable	(222)	245

Net cash provided by (used in) operating activities	(3,059)	8,228

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(25,120)	(29,383)
Available for sale	(11,654)	(12,925)
Maturities of investments:
Held-to-maturity	28,823	20,050
Available for sale	3,750	—
Sales of available for sale investments	13,800	20,925
Proceeds from the sale of assets held for sale, net of cash	—	10,300
Cash paid for technology acquisitions, net	(226)	(226)
Purchase of property and equipment	(3,264)	(1,315)
Payment for patents and trademarks in process	(158)	(401)

Net cash provided by investing activities	5,951	7,025

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	2,312	6,312
Repurchase and retirement of common stock for restricted stock award withholdings	(180)	(513)
Excess tax benefits from stock-based awards	706	18
Purchase of treasury stock	(3,680)	—

Net cash provided by (used in) financing activities	(842)	5,817

Net change in cash and cash equivalents of discontinued operations	2,235	333

Net increase in cash and cash equivalents	4,285	21,403
Cash and cash equivalents, beginning of period	14,392	35,523

Cash and cash equivalents, end of period	$18,677	$56,926

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at June 30, 2008, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Correction of Error

        In the second quarter of 2008, errors were identified in the Company's income tax provision and benefit related to discontinued operations for the periods ended December 31, 2007 and March 31, 2008, respectively. These errors relate to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1,800. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. Additionally, the error originating in the first quarter of 2008 had the effect of increasing the loss from discontinued operations, reducing net income and understating short-term deferred tax assets by $3,300. This error overstated the basic and diluted loss from discontinued operations and understated the basic and diluted net income per share by $0.19 and $0.18, respectively. The errors and their correction are solely the result of the originations and reversals of deferred tax differences. The Company concluded that the errors were not material to the financial statements for 2007 and are not material to the expected results for the full year 2008, and as such, is correcting these errors in the second quarter of 2008. The impact in the second quarter of 2008 of this correction is to increase income from discontinued operations and net income by $5,100, or $0.29 and $0.28 per basic and diluted share, respectively. The impact for the full year 2008 will be to increase income from discontinued operations and net income by $1,800.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation (Continued)

        In January 2007, the Company combined its digital images and cinema businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema, which plan was modified in August 2007 in response to changing market conditions to offer these businesses for sale either together or individually, to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. In conformity with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations began to be classified as discontinued operations. As a result, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. The Company has ceased depreciation and amortization from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

        The digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively, and the net assets held for sale of these businesses have been eliminated from the Company's balance sheet as of these sale dates. As a result of these transactions and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax loss of $2,099 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. For additional information, refer to Footnote 9 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

Note 2—Recent Accounting Pronouncements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to certain financial assets only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

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

        Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. For additional information, refer to Footnote 3 of the consolidated financial statements, "Fair Value Measurements."

        Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) is intended to improve consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of the Company's adoption of SFAS 141(R) will depend upon the nature and terms of business combinations, if any, that it consummates on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company has not yet determined the impact SFAS No. 160 may have on its results of operations or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements; however, it does not expect that the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to have a material impact on its financial condition or results of operations.

Note 3—Fair Value Measurements

        As of June 30, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available for sale investments. Due to recent events in the credit markets, certain auctions for the Company's auction rate security instruments failed during 2008. The Company attributes the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at June 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        Liquidity for these auction rate security instruments is typically provided by a Dutch auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. Historically, auction rate security instruments would also be purchased or sold at these pre-determined intervals, creating a liquid market. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, which is generally higher than short-term interest indices. To date the Company has collected all interest receivable on its auction rate security instruments when due.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 16 to 26 years. The Company understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. The Company expects that it will receive the principal associated with these auction rate security instruments through one of the means described above.

        Due to the loss of liquidity, the fair values of many of these securities are estimated utilizing discounted cash flow ("DCF") analyses or Level 3 inputs within the SFAS No. 157 fair value hierarchy as of June 30, 2008. The range of assumptions used in preparing the DCF analyses included estimates for the amounts and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions the Company considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, the creditworthiness of the counterparty, the likely timing of the next successful auction for each security, and the likely timing for the instruments to be called or refinanced by the issuer. The Company's estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for these auction rate security instruments.

        As a result of the Company's DCF analyses, the estimated fair values did not vary greater than 0.7% from par or cost, with the average fair value approximating par or cost. Therefore, no valuation adjustments for unrealized or realized gains or losses were recorded as of June 30, 2008 or for the six months then ended. The Company believes par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. The Company also believes that it has the ability and intent to hold these securities throughout the estimated 15 to 18 month recovery period.

        Due to the Company's belief that it may take up to 15 to 18 months for all of the issuers to effect redemptions at par or for the auction markets to recover, $16,575 of its auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at June 30, 2008. The remaining $4,875 of its auction rate security instruments have been classified as short-term investments on the consolidated balance sheet at June 30, 2008 due to planned redemptions or sales in the near term. Once it is determined that the auction markets have recovered, the Company will reclassify its auction rate security holdings currently classified as long-term investments back to short-term investments. As of June 30, 2008, the Company continues to earn interest on all of its auction rate securities. Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$21,450	—	$12,900	$8,550

        Based on market conditions, the Company changed its valuation methodology for many of its auction rate securities to discounted cash flow analyses during first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within the SFAS No. 157 hierarchy since the Company's initial adoption of SFAS No. 157. Subsequent to the initial adoption of SFAS No. 157, the Company has been able to determine the valuation of more than half of its auction rate security instruments with Level 2 inputs.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at December 31, 2007	$—
Transfers in and/or out of Level 3	13,725
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements (net)	(5,175)

Balance at June 30, 2008	$8,550

The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2007	As of June 30, 2008
Machinery and equipment	$1,517	$1,636
Office furniture and fixtures	4,073	4,382
Leasehold improvements	2,848	3,226
Software	4,475	4,991

	12,913	14,235
Less: Accumulated depreciation	(7,052)	(8,035)

Property and equipment, net	$5,861	$6,200

Note 5—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is currently not probable.

Note 6—Income Taxes

        For the three months ended June 30, 2008, the Company recorded an income tax provision of $927 on pre-tax income from continuing operations of $2,301. For the six months ended June 30, 2008, the Company recorded an income tax provision of $2,911 on pre-tax income from continuing operations of $7,536. This resulted in an annualized effective tax rate of 39%. This rate differed from the U.S. statutory rate of 35% primarily due to an increase in the effective rate associated with changes in the jurisdictional mix of income, partially offset by tax exempt interest. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Income Taxes (Continued)

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

        Upon the Company's adoption of FIN 48, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At June 30, 2008, the Company's liability for uncertain tax positions increased to $2,326, which was recorded in other long-term liabilities. The increase in unrecognized tax benefits during the six months ended June 30, 2008 was primarily attributable to uncertain tax positions on transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2007 and 2008, withholding taxes were $653 and $601, respectively. For the six months ended June 30, 2007 and 2008, withholding taxes were $897 and $1,784, respectively.

Note 7—Comprehensive Income (Loss)

        At December 31, 2007 and June 30, 2008, accumulated other comprehensive income is comprised mostly of foreign currency translation.

        Comprehensive income (loss) for the three months ended June 30, 2007 and 2008 was ($665) and $5,077, respectively. Comprehensive income (loss) for the six months ended June 30, 2007 and 2008 was ($1,390) and $6,399, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
United States	$1,398	$1,313	$2,855	$2,391
International	11,513	11,516	22,664	25,648

Total revenue	$12,911	$12,829	$25,519	$28,039

        The following table sets forth long-lived assets by geographic area in which the Company held assets:

	Long-Lived Assets
	As of December 31, 2007	As of June 30, 2008
United States	$5,291	$5,620
International	570	580

Total long-lived assets	$5,861	$6,200

Note 9—Discontinued Operations

        On April 4, 2008, the Company, DTS Digital Images, Inc., a wholly owned subsidiary of the Company ("DI"), and Reliance Big Entertainment Private Limited ("Reliance"), entered into a Stock Purchase Agreement providing for the sale of DI by the Company to Reliance. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, the Company received cash consideration of approximately $7,500. The Agreement contains customary representations, warranties and covenants. As a result of this transaction and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax gain of $21 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. During a transition period from the sale date and ending prior to June 30, 2008, the Company provided certain transition services to Reliance related to DI. The Company has concluded that the direct cash flows resulting from these transition services were not material, and the Company did not have any continuing ownership interest or other influence over DI during this period.

        On May 9, 2008, the Company, Beaufort California, Inc. ("Beaufort") and Beaufort International Group Plc. entered into an Asset Purchase Agreement (the "DC Agreement") providing for the sale of substantially all of the Company's assets used predominantly in the conduct of its digital cinema business ("DC business") to Beaufort and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, the Company received cash consideration of approximately $3,250 upon the closing of this sale, and it could receive an additional $11,750 in additional consideration. For the purposes of measuring the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

pre-tax loss on this sale, the Company has not attributed any fair value to the additional consideration. As a result of this transaction and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax loss of $2,120 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. This pre-tax loss results primarily from settlement and severance obligations of the Company and working capital adjustments that were determined subsequent to the closing of this sale, in addition to losses from operations during the partial quarterly period from April 1, 2008 through the closing of this sale. As further relevant information becomes available relating to the contingent consideration or further obligations of the Company, if any, this pre-tax loss may be updated in future periods.

        The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of December 31, 2007.

	As of December 31, 2007
Assets:
Cash	$333
Accounts receivable, net	4,820
Inventories	2,781
Prepaid expenses and other current assets	695

Total current assets of discontinued operations held for sale	8,629
Property and equipment, net	3,351	(1)
Intangible assets, net	—	(1)
Other	106

Total long-term assets of discontinued operations held for sale	3,457
Total assets of discontinued operations held for sale	$12,086
Liabilities:
Accounts payable	$4,071
Accrued expenses and other liabilities	3,432

Total current liabilities of discontinued operations held for sale	7,503
Other long-term liabilities	474

Total long-term liabilities of discontinued operations held for sale	$474
Total liabilities of discontinued operations held for sale	$7,977	(2)

Net assets of discontinued operations held for sale	$4,109

(1)
Intangible assets and property and equipment include carrying value write downs of $16,381 and $4,687, respectively, to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

(2)
Includes $2,069 from Avica Technology Corporation ("Avica"), a variable interest entity. While the Company has consolidated the liabilities of Avica in conformity with FASB Interpretation

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

  No. 46(R), "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51," it has no obligation to pay any amounts to any of Avica's creditors. As such, creditors of Avica lack any recourse against the Company.

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three and six months ended June 30, 2007 and 2008.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2008		2007	2008
Revenue	$4,840	$1,347		$11,126	$6,214
Pre-tax loss	(4,675)	(2,983	)(1)	(9,027)	(681	)(2)
Income tax benefit	(1,654)	(6,622	)(3)	(3,258)	(2,386	)(3)

Income (loss) from discontinued operations, net of tax	$(3,021)	$3,639		$(5,769)	$1,705

(1)
Includes a pre-tax loss of $2,099 from the sales of the DI and DC businesses.

(2)
Includes a pre-tax loss of $2,099 from the sales of the DI and DC businesses. Also includes a carrying value write up of $4,963 to increase the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

(3)
Includes the correction of prior period errors that the Company determined were not material to the prior or current year financial statements. For additional information, refer to Footnote 1 of the consolidated financial statements, "Basis of Presentation."

        For the three months ended June 30, 2007 and 2008, $841 and $47, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale. For the six months ended June 30, 2007 and 2008, $1,273 and $287, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

Adjustment to Carrying Value of Assets Held for Sale

        As a part of the Company's quarterly reassessment of the carrying value of the assets of its Cinema and Digital Images businesses at December 31, 2007, it had determined that several factors had converged to cause deterioration in the fair value of these assets and accordingly the Company reduced the carrying value of these assets held for sale to fair value less costs to sell. The Company's estimate of fair value reflected expected proceeds to be realized from potential buyers in a future sale,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

which it believed was the current market value of these assets. In conformity with SFAS No. 144, in the fourth quarter of 2007, the Company recognized a charge of $24,653, before any related tax effect, to reflect these assets at their fair value, less costs to sell. This charge was recorded in the results of discontinued operations, and it reduced the carrying values of goodwill, intangible assets and fixed assets by $3,585, $16,381 and $4,687, respectively.

        In conformity with the provisions of SFAS No. 144, assets held for sale with a carrying amount of $5,387 were written up to their fair value of $10,750, less costs to sell of $400 (or $10,350), resulting in an adjustment to carrying value of assets held for sale of $4,963, which was included in the results of discontinued operations for the three months ended March 31, 2008. The Company's estimate of fair value reflected expected proceeds to be realized from potential buyers in a future sale, which it believed was the current market value of these assets.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$2,363	$1,374	$4,346	$4,625
Income (loss) from discontinued operations	(3,021)	3,639	(5,769)	1,705

Net income (loss)	$(658)	$5,013	$(1,423)	$6,330

Denominator:
Weighted average common shares outstanding	18,026	17,714	17,996	17,620

Continuing operations	$0.13	$0.08	$0.24	$0.26
Discontinued operations	(0.17)	0.20	(0.32)	0.10

Basic net income (loss) per common share	$(0.04)	$0.28	$(0.08)	$0.36

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$2,363	$1,374	$4,346	$4,625
Income (loss) from discontinued operations	(3,021)	3,639	(5,769)	1,705

Net income (loss)	$(658)	$5,013	$(1,423)	$6,330

Denominator:
Weighted average shares outstanding	18,026	17,714	17,996	17,620
Effect of dilutive securities:
Common stock options	610	574	637	523
Restricted stock	55	66	43	63
Common stock warrants	3	—	3	—
ESPP	4	4	6	3

Diluted shares outstanding	18,698	18,358	18,685	18,209

Continuing operations	$0.13	$0.07	$0.23	$0.25
Discontinued operations	(0.17)	0.20	(0.31)	0.10

Diluted net income (loss) per common share	$(0.04)	$0.27	$(0.08)	$0.35

        For the three months ended June 30, 2007 and 2008, 476 and 28 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2007 and 2008, 316 and 240 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

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

        In February 2008, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. At June 30, 2008, there were no shares purchased under this authorization. Any shares repurchased would be considered treasury stock, unless or until retired.

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

Note 12—Stock-Based Compensation

        During 2006 and 2007, the Company's estimate of certain assumptions for input into the Black-Scholes option pricing model considered certain actuarial calculations. These considerations were determined appropriate for those periods due to the Company's limited history as a publicly traded company and its limited relevant historical information to support the expected sale and exercise behavior of its employees who had been granted options. Beginning in 2008 and in conformity with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," the Company began estimating certain assumptions for input into the Black-Scholes model without certain actuarial calculations. The Company also began to estimate the expected term and volatility assumptions based upon the historical behavior of its employees and its own historical stock price activity, respectively. The Company believes that these changes in accounting estimates provide a better estimate of future option and stock price activity patterns. The impact of these changes in accounting estimates are reductions in the expected term and volatility assumptions for input into the Black-Scholes option pricing model. The Company will continue to review its estimates and assumptions in conformity with SAB No. 107 and SFAS No. 123(R), "Share-Based Payment." Changes in the Company's estimate of the assumptions for input into the Black-Scholes option pricing model could result in material increases or decreases in stock-based compensation costs.

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

        In January 2007, we combined our digital images and cinema businesses into a single business known as DTS Digital Cinema. In February 2007, our Board of Directors approved a plan to sell DTS Digital Cinema, which plan was modified in August 2007 in response to changing market conditions to offer these businesses for sale either together or individually, to enable us to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable and broadcast markets. In conformity with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

        As a part of our quarterly assessment of the carrying value of the assets of our digital images and cinema businesses, we determined that several factors had converged to cause deterioration in the fair value of these assets during the fourth quarter of 2007 and accordingly we reduced the carrying value of these assets held for sale to fair value less costs to sell, resulting in an adjustment of $24.7 million. Due to feedback and negotiations from the ultimate buyer for the digital images business who emerged during the latter portion of the first quarter of 2008, we determined that the fair value of the assets held for sale less costs to sell had increased, and accordingly, we increased the carrying value of the assets held for sale to fair value less costs to sell, resulting in an adjustment of $5.0 million. Our estimates of fair value reflected expected proceeds to be realized from potential buyers in a future sale, which we believed was the current market value of these assets. During the three months ended

June 30, 2008, we completed the sale of DTS Digital Cinema in two separate transactions, one related to the digital images business and one related to the digital cinema business.

        On April 4, 2008, we entered into a Stock Purchase Agreement providing for the sale of our DTS Digital Images ("DI") business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, we received cash consideration of approximately $7.5 million. During a transition period from the sale date and ending prior to June 30, 2008, we provided certain transition services to Reliance related to DI. We have concluded that the direct cash flows resulting from these transition services were not material, and we did not have any continuing ownership interest or other influence over DI during this period.

        On May 9, 2008, we entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets used predominantly in the conduct of our digital cinema business, or DC business, to Beaufort California, Inc., or Beaufort, a member of Beaufort International Group Plc. in England, and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration. For the purposes of measuring the pre-tax loss on this sale, we have not attributed any fair value to the additional consideration.

        The net assets held for sale of these businesses have been eliminated from our balance sheet as of the respective sale dates, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2,099 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. This pre-tax loss results primarily from settlement and severance obligations of ours and working capital adjustments that were determined subsequent to the closing of the sale of the DC Business, in addition to losses from operations during the partial quarterly period from April 1, 2008 through the closing of the sales. As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, this pre-tax loss may be updated in future periods.

        In the second quarter of 2008, errors were identified in the our income tax provision and benefit related to discontinued operations for the periods ended December 31, 2007 and March 31, 2008, respectively. These errors relate to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1.8 million. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. Additionally, the error originating in the first quarter of 2008 had the effect of increasing the loss from discontinued operations, reducing net income and understating short-term deferred tax assets by $3.3 million. This error overstated the basic and diluted loss from discontinued operations and understated the basic and diluted net income per share by $0.19 and $0.18, respectively. The errors and their correction are solely the result of originations and reversals of deferred tax differences. We concluded that the errors were not material to the financial statements for 2007 and are not material to the expected results for the full year 2008, and as such, are correcting these errors in the second quarter of 2008. The impact in the second quarter of 2008 of this correction is to increase income from discontinued operations and net income by $5.1 million, or $0.29 and $0.28 per basic and diluted share, respectively. The impact for the full year 2008 will be to increase income from discontinued operations and net income by $1.8 million.

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

        Our selling, general, and administrative expenses consist primarily of salaries and related benefits for personnel engaged in sales, administration, finance, human resources, information systems and legal and costs associated with promotional and other selling activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses.

        Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

Management Discussion Regarding Trends, Opportunities, and Challenges

        Our revenue is primarily dependent upon the Standard Definition DVD based home theater market. The success of Standard Definition DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for Blu-ray Disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology for the Blu-ray Disc standard for next generation players, our revenue growth should closely track the growth rate for sales of these players over the next several years. We expect that the market for high definition players will yield new growth that provides an offset to the expected further decline in Standard Definition DVD player shipments. Further, we believe that mandatory inclusion in Blu-ray Disc standard will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

        While we are optimistic about the expected growth in next generation optical disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these next generation products, product pricing, manufacturer redesign cycles, content availability, and the impact of the current economic downturn on consumer buying patterns.

        We recently introduced DTS Surround Sensation, a suite of virtual surround sound technologies, that allows the playing of simulated 5.1 multi-channel content over two speakers or headphones. DTS Surround Sensation contains significant psycho-acoustic information that alters human perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional sound field that exceeds the limitations of just two speakers, producing a surround sound experience.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, fair value measurements, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. With the exception of our adoption of SFAS No. 157, "Fair Value Measurements" during the first quarter of 2008, there has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 3, 2008.

         Fair Value Measurements.    Fair value measurements to adjust certain financial instruments are based upon Level 3 valuation models in conformity with SFAS No. 157. We hold certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets include our auction rate security instruments, which are classified as available for sale. Due to recent events in the credit markets, certain auctions for the auction rate securities failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at June 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, which is generally higher than short-term interest indices.

        In estimating the fair value of many of these auction rate security instruments as of June 30, 2008, we utilized discounted cash flow analyses, or DCF. The following are the key inputs in our DCF analyses based on our estimates of the assumptions that market participants would use in valuing these instruments:

  •
  Term—We estimated a 15 to 18 month expected life of the instruments, based on our expectations of the time it may take for (i) the instruments to be called or refinanced by the issuer, or (ii) liquidity to be restored to the market place.

  •
  Discount Rate—We estimated discount rates, ranging from approximately 2.2% to 3.1%, based on quoted yields of similar publicly traded instruments and other short-term interest indices.

  •
  Liquidity Discount—We estimated the liquidity discount, ranging from approximately 26% to 30% of the respective annual coupon rates, based upon the difference between the one month and two year treasury yields, which represents the spread between the short-term loss of liquidity and the expected timing for the liquidity to be restored. In determining the estimated liquidity discount, we also considered yield differences for bonds within the same rating category.

        As a result of our DCF analyses, the estimated fair values did not vary greater than 0.7% from par or cost, with the average fair value approximating par or cost. Therefore, no valuation adjustments for unrealized or realized gains or losses were recorded as of June 30, 2008 or for the six months then ended. We believe par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. During 2008, all sales of our auction rate security instruments have been at par or cost with no gain or loss. We also believe that we have the ability and intent to hold these securities throughout the estimated 15 to 18 month recovery period.

        If we were to modify certain of the key assumptions utilized in the valuation analyses of our auction rate securities portfolio, the estimated fair values would change. Specifically, in order to understand the sensitivity of the valuation analyses related to our maturity and related discount rate assumptions (i.e., the extent to which the discount rate varies based on the term assumption), we modified the term assumption by approximately 50%, modeling both shorter and longer maturities (holding the liquidity assumption constant). Further, we modified the liquidity discount assumption (holding the 15 to 18 month terms and discount rate assumptions constant), increasing/decreasing the liquidity discount by 50 basis points. Based on these changes to our analyses, the estimated fair values did not vary greater than 1.2% from par or cost, with the average fair value approximating par or cost.

        Our assumptions were based on a review of short-term interest indices and our estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these auction rate security instruments in the current environment, among other relevant factors. The fair value of our auction rate security instruments and related valuation assumptions could change significantly based on market conditions and the current uncertainties in the credit markets. We will continue to monitor our auction rate security instruments, and we may be required to record a temporary or an other-than-temporary impairment. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

Results of Continuing Operations

  Revenues

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended June 30,	$12,829	$12,911	$(82)	(1)%
Six months ended June 30,	$28,039	$25,519	$2,520	10%

        Revenues for the three months ended June 30, 2008 and 2007 remained fairly consistent. We first began to record royalties from next generation high definition optical disc formats in 2007, and these royalties comprised 11% and 12% of total revenue for the three months ended June 30, 2008 and 2007, respectively. During the first quarter of 2008, the format war for next generation high definition optical disc formats ended with Blu-ray Disc as the winner, but the positive impact from this event has not been felt due to our quarter lag for most licensing revenues. We will continue to monitor the Blu-ray market, and remain cautious in our overall outlook due to uncertainties regarding the timing and rate of adoption of the new format. However, we expect technology licensing revenues to grow during the second half of the year, as wider availability of high definition players, PC and game console models equipped with a Blu-ray Disc drive, coupled with expected aggressive pricing and promotion of these products should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the six months ended June 30, 2008, compared to the same prior year period, was primarily attributable an increase in royalties from next generation high definition optical disc formats. These royalties comprised 16% and 9% of total revenue for the six months ended June 30, 2008 and 2007, respectively.

  Gross Profit

	2008	%	2007	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended June 30,	$12,515	98%	$12,612	98%	0%
Six months ended June 30,	$27,431	98%	$24,965	98%	0%

        Consolidated gross profit for the three and six months ended June 30, 2008 and 2007 remained consistent as a percentage of total revenues. We expect consolidated gross margins in the 97% to 98% range for 2008.

  Selling, General and Administrative ("SG&A")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended June 30,	$8,726	$8,022	$704	9%
% of Revenue	68%	62%
Six months ended June 30,	$17,523	$16,094	$1,429	9%
% of Revenue	62%	63%

        The dollar increase for the three and six months ended June 30, 2008, compared to the same prior year periods, is primarily due to $0.8 million and $1.4 million increases, respectively in employee related costs including expanded foreign operations and stock-based compensation.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended June 30,	$1,876	$1,666	$210	13%
% of Revenue	15%	13%
Six months ended June 30,	$3,639	$3,270	$369	11%
% of Revenue	13%	13%

        The dollar increase for the three and six months ended June 30, 2008, compared to the same prior year periods, is primarily due to $0.2 million and $0.3 million increases, respectively, in employee related costs for an expanded workforce to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended June 30,	$388	$871	$(483)	(55)%
Six months ended June 30,	$1,267	$1,227	$40	3%

        The decrease for the three months ended June 30, 2008, compared to the same prior year period, is primarily due to a $0.4 million decrease in interest income resulting from lower average invested balances and interest rates in the current period as a result of our stock repurchases during the second and third quarters of 2007.

        Interest and other income, net for the six months ended June 30, 2008, compared to the same prior year period, remained fairly consistent, but that is the result of the following offsetting activities. During the prior year period, a $0.7 million correction reduced interest income in order to correct our accrued interest income balances related to 2005 and 2006. During the current year period, we had lower average invested balances as a result of our stock repurchases during the second and third quarters of 2007 and lower average interest rates as a result of a less favorable interest rate environment.

        Going forward, we expect interest income for the year to be in the range of $2.5 to $3.0 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2008	2007
	($ in thousands)
Three months ended June 30,	$927	$1,432
Effective tax rate	40%	38%
Six months ended June 30,	$2,911	$2,482
Effective tax rate	39%	36%

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

Income (Loss) from Discontinued Operations, Net

        Our digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from each of these sales were $7.5 million and $3.3 million, respectively. The net assets held for sale of these businesses have been eliminated from our balance sheet as of the respective sale dates, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2,099 during the three months ended June 30, 2008. This pre-tax loss results primarily from settlement and severance obligations of ours and working capital adjustments that were determined subsequent to the closing of the sale of the DC Business, in addition to losses from operations during the partial quarterly period from April 1, 2008 through the closing of the sales. As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, this pre-tax loss may be updated in future periods. As a result of the sales, the current year periods represent partial period results and are not comparable to the same prior year periods.

Liquidity and Capital Resources

        At June 30, 2008, we had cash, cash equivalents and short-term investments of $85.5 million, compared to $85.4 million at December 31, 2007. Due to recent auction failures in the auction rate security markets, we classified certain of our auction rate security holdings as long-term investments on the unaudited consolidated balance sheet as of June 30, 2008. Once it is determined that the auction markets have recovered, we will reclassify our auction rate security holdings currently classified as long-term investments back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash used in operating activities was $3.1 million for the six months ended June 30, 2007. Net cash provided by operating activities was $8.2 million for the six months ended June 30, 2008. The increase in operating cash flows during the six months ended June 30, 2008, compared to the same prior year period, results largely from the increase in collections of accounts receivable. The primary source of operating cash flow for the six months ended June 30, 2008 was $5.6 million of net collections from customers. During the six months ended June 30, 2007, an increase in accrued licensing revenues from Blu-ray Disc and other next generation based products resulted in a decrease in cash flows from accounts receivable for this period. We first began to receive licensing revenues from next generation based products during the first quarter of 2007.

        Net cash provided by investing activities totaled $6.0 million and $7.0 million for the six months ended June 30, 2007 and 2008, respectively. The primary source of investing cash flow for the six months ended June 30, 2008 was $10.3 million of proceeds from the sales of our digital images and cinema businesses, net of cash. Partially offsetting these proceeds were purchases of investments, net of sales and maturities, and capital expenditures. The primary source of investing cash flow for the six months ended June 30, 2007 was net proceeds from sales and maturities of our investments.

        Net cash used in financing activities was $0.8 million for the six months ended June 30, 2007. Net cash provided by financing activities totaled $5.8 million for the six months ended June 30, 2008. The primary source of financing cash flow for the six months ended June 30, 2008 was $6.3 million of proceeds from the issuance of common stock under our stock-based compensation plans, resulting largely from increased exercise activity due to the favorable market price of our common stock during that period and increased exercise activity by former employees of the digital images and cinema businesses that were sold.

        In February 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through June 30, 2008, there were no shares repurchased under this authorization.

        On April 4, 2008, we entered into a Stock Purchase Agreement providing for the sale of our DTS Digital Images business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, we received cash consideration of approximately $7.5 million.

        On May 9, 2008, we entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets used predominantly in the conduct of our digital cinema business to Beaufort California, Inc., a member of Beaufort International Group Plc. in England, and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration. For the purposes of measuring the pre-tax loss on this sale, we have not attributed any fair value to the additional consideration.

        We are no longer funding the digital images or digital cinema businesses due to the closing of the sales transactions in April and May of 2008, respectively.

        We are currently reviewing plans to relocate our corporate headquarters within the same general area as our current headquarters. These plans are expected to be finalized later in 2008, and we may incur approximately $20.0 million to $30.0 million in capitalized and non-capitalized costs during 2008 and 2009 for the potential purchase, relocation and build-out of the new location.

  Auction Rate Securities

        As of June 30, 2008, we held approximately $21.5 million in auction rate securities. Due to recent events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at June 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. Due to the loss of liquidity, the fair values of certain of these securities are estimated utilizing DCF analyses as of June 30, 2008. Our DCF analyses is based on a review of short-term interest indices and our estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these auction rate security instruments in the current environment, among other relevant factors. These securities were also compared, when possible, to significant other observable market data.

        As a result of our DCF analyses, no valuation adjustments for unrealized or realized gains or losses were recorded as of June 30, 2008 or for the six months then ended. We believe par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. To date, certain of these securities held at June 30, 2008 have been redeemed or sold at par or cost.

        Due to our belief that it may take up to 15 to 18 months for all of the issuers to effect redemptions at par or for the auction markets to recover, $16.6 million of our auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at June 30, 2008. The remaining $4.9 million of our auction rate security instruments have been classified as short-term investments on the consolidated balance sheet at June 30, 2008 due to planned redemptions or sales in the near term. Once it is determined that the auction markets have recovered, we will reclassify our auction rate security holdings currently classified as long-term investments back to short-term investments. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate securities to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated 15 to 18 month recovery period.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2007, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN 48. As of June 30, 2008, our total amount of unrecognized tax benefits was $2.3 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to recent events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at June 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. Due to our belief that it may take up to 15 to 18 months for all of the issuers to effect redemptions at par or for the auction markets to recover, $16.6 million of our auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at June 30, 2008. The remaining $4.9 million of our auction rate security instruments have been classified as short-term investments on the consolidated balance sheet at June 30, 2008 due to planned redemptions or sales in the near term. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. We have also successfully redeemed or sold some of the securities subject to failed auctions at par or cost, with no losses. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2008. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of June 30, 2008, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income before income taxes.

        During the six months ended June 30, 2008, we derived over 91% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during the six months ended June 30, 2008. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $6.3 million in the six months ended June 30, 2008. Based upon the expenses for the six months ended June 30, 2008, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2008, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        The risk factors described below provide updated information in certain areas, including the risks related to the digital images and cinema businesses which we no longer own, from the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 3, 2008.

        We have also added a new risk factor under the following heading:

  •
  "We may be subject to claims and lawsuits by third parties in connection with the recently sold digital images and cinema businesses that may result in adverse outcomes to our business."

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

        Past growth in our business has been due in large part to the rapid growth in sales of Standard Definition DVD players and home theater systems incorporating our technologies. As the markets for Standard Definition DVD players mature, we expect sales of Standard Definition DVD players to decline. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of next-generation optical disc players has only just begun. While Toshiba Corporation recently announced that it has decided to discontinue sales and marketing of HD-DVD players, this is a relatively recent development and there currently remains available at retail two competing formats for high-definition optical discs and consumers may not react favorably to having to make a choice between formats. Even after the removal of HD-DVD hardware from retail outlets, there will still be pre-existing hardware and content in this format and there is a risk of consumer confusion and frustration over the inability of a given format player to play a disc in the competing format. The slow adoption by consumers of next-generation optical disc players, as well as the inability of Standard Definition DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with Standard Definition DVD players and home theater systems. Even with the recent resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of next-generation optical disc players is uncertain and may be slower than past growth rates of Standard Definition DVD players. In addition, if new technologies are developed for use with Standard Definition DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Standard Definition DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

  An economic downturn could materially harm our business.

        Negative trends in the general economy, including trends resulting from an actual or perceived recession, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in consumer spending, including entertainment generally. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology.

  Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and to manage brand transition in connection with the recently completed sales of our digital images and cinema businesses, which we may not do successfully. For example, if customers of the sold businesses do not receive the same level of service from the new owners, this may adversely affect our brand to the extent divested assets display our trademarks or are otherwise associated with our brand. We may be required to expend substantial resources to ensure our reputation for high quality products and technologies is not harmed as a result of actions or inaction on the part of the new owners. In addition, these efforts may divert management attention from our current business.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. Its technology has been incorporated in significantly more Standard Definition DVD players than our technology. It has also achieved mandatory standard status in product categories that we have not, including Standard Definition DVD, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

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

        As of June 30, 2008, we held approximately $21.5 million of auction-rate securities. Recently, there have been disruptions in the market for auction rate securities. All auction rate security instruments in our portfolio had failures at auction during 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

        Most of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled.

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

  •
  expand our intellectual property portfolio;

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

  We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact thereof on our operations or the market price of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We cannot assure you that our system of internal control will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, our financial reporting may not be timely and/or accurate. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, even if we conclude that our internal control is are effective, our independent registered public accounting firm may disagree. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which our internal control over financial reporting is documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse or qualified opinion. Any of the above outcomes could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

  We are subject to additional risks associated with our international operations.

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in more than ten countries worldwide, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. For the year ended December 31, 2007, over 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Yen, Euro, CAD, RMB and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. For example, the introduction of next generation optical disc players may result in an overall near-term slowdown in our business as sales of standard definition players slow in anticipation of purchasing next generation products, but purchases of next generation products are in an early-adopter only phase. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to manufacturing activities from prior periods and we may incur expenditures related to enforcement activity. These expenditures and royalty recoveries, as applicable, may cause revenues to be higher than expected, or net profit to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

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

        When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

  We may be subject to claims and lawsuits by third parties in connection with the recently sold digital images and cinema businesses that may result in adverse outcomes to our business.

        We recently sold the digital images and cinema businesses. Although the acquirers assumed liabilities relating to those businesses, we may be subject to claims and lawsuits by third parties, including former vendors, employees and consultants of ours, related to actions or inaction by an acquirer. In addition, we agreed to indemnify the acquirers against specified losses in connection with the sold businesses and retain responsibility for various legal liabilities that accrued prior to closing. If an acquirer makes an indemnification claim or a third party commences an action against us or an acquirer, we may incur substantial expense and our management may have to devote a substantial amount of time resolving such claims or defending against such actions, which could harm our business, operating results and financial condition. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for a claim, even if we are ultimately found to be not responsible.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended June 30, 2008 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2008 through April 30, 2008	—		—		—	1,000,000
May 1 2008 through May 31, 2008	8,448	(2)	$28.94		—	1,000,000
June 1, 2008 through June 30, 2008	—		—		—	1,000,000

Total	8,448		$28.94	(3)	—	1,000,000

Notes:

(1)
In February 2008, our Board of Directors authorized the repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. We have not made any purchases under this authorization, including during the quarter ended June 30, 2008.

(2)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(3)
Represents weighted average price paid per share during the quarter ended June 30, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of DTS, Inc. was held on May 15, 2008. The following matters were voted upon and were approved as set forth below.

        The stockholders elected two Class II directors to hold office until the 2011 Annual Meeting of Stockholders, or until their successors are duly elected and qualified or until their earlier death, resignation or removal, by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
Joerg D. Agin	15,182,516	1,441,553
C. Ann Busby	16,458,369	165,700

        The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders: Jon E. Kirchner, V. Sue Molina and Ronald N. Stone.

        The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders: Daniel E. Slusser, Joseph A. Fischer and L. Gregory Ballard.

        The stockholders ratified PricewaterhouseCoopers LLP as the independent registered public accounting firm of DTS, Inc. for the 2008 fiscal year by the following vote:

Number of Shares
For	Against	Abstain	Broker Non-Vote
16,467,198	156,701	170	—

        The stockholders approved the DTS, Inc. 2003 Equity Incentive Plan for purposes of adopting a cash award program thereunder by the following vote:

Number of Shares
For	Against	Abstain	Broker Non-Vote
11,665,073	3,226,536	584,837	1,147,623

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Stock Purchase Agreement, dated April 4, 2008, among DTS, Inc., DTS Digital Images, Inc. and Reliance Big Entertainment Private Limited(1)
10.2	Asset Purchase Agreement, dated May 9, 2008, among DTS, Inc., Beaufort California, Inc. and Beaufort International Group, Inc.(2)
10.3	Amendment to DTS, Inc. 2003 Equity Incentive Plan to adopt a cash award program thereunder*
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**

*
Indicates management contract, arrangement or compensatory plan.

**
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008 (File No. 000-50335-08750521).

(2)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008 (File No. 000-50335-08836240).

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: August 8, 2008	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: August 8, 2008	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Stock Purchase Agreement, dated April 4, 2008, among DTS, Inc., DTS Digital Images, Inc. and Reliance Big Entertainment Private Limited(1)
10.2	Asset Purchase Agreement, dated May 9, 2008, among DTS, Inc., Beaufort California, Inc. and Beaufort International Group, Inc.(2)
10.3	Amendment to DTS, Inc. 2003 Equity Incentive Plan to adopt a cash award program thereunder*
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**

*
Indicates management contract, arrangement or compensatory plan.

**
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008 (File No. 000-50335-08750521).

(2)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008 (File No. 000-50335-08836240).

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