Form 10-Q
period 2008-09-30
DTS, INC.
filed 2008-11-10
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

         As of October 31, 2008 a total of 17,616,181 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2007	As of September 30, 2008
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,523	$39,937
Short-term investments	49,879	51,113
Accounts receivable, net of allowance for doubtful accounts of $81 and $73 at December 31, 2007 and September 30, 2008, respectively	8,675	6,268
Deferred income taxes	8,776	6,369
Prepaid expenses and other current assets	1,342	1,311
Income taxes receivable, net	2,085	1,787
Assets of discontinued operations held for sale	8,629	—

Total current assets	114,909	106,785
Property and equipment, net	5,861	7,139
Intangible assets, net	2,387	2,319
Deferred income taxes	8,584	12,538
Long-term investments	—	14,809
Other assets	3,019	1,494
Assets of discontinued operations held for sale	3,457	—

Total assets	$138,217	$145,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068	$1,058
Accrued expenses and other liabilities	6,118	6,575
Liabilities of discontinued operations held for sale	7,503	—

Total current liabilities	14,689	7,633
Other long-term liabilities	2,242	2,809
Liabilities of discontinued operations held for sale	474	—
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2007 and September 30, 2008; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2007 and September 30, 2008; 18,669 and 19,241 shares issued at December 31, 2007 and September 30, 2008, respectively; 17,669 and 18,069 shares outstanding at December 31, 2007 and September 30, 2008, respectively	2	2
Additional paid-in capital	140,008	150,362
Treasury stock, at cost—1,000 and 1,172 shares at December 31, 2007 and September 30, 2008, respectively	(22,670)	(27,669)
Accumulated other comprehensive income	193	312
Retained earnings	3,279	11,635

Total stockholders' equity	120,812	134,642

Total liabilities and stockholders' equity	$138,217	$145,084

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$10,714	$13,943	$36,233	$41,982
Cost of revenue	288	322	842	930

Gross profit	10,426	13,621	35,391	41,052
Operating expenses:
Selling, general and administrative	7,195	8,895	23,289	26,418
Research and development	1,611	1,725	4,881	5,364

Total operating expenses	8,806	10,620	28,170	31,782

Income from operations	1,620	3,001	7,221	9,270
Interest and other income, net	912	534	2,139	1,801

Income from continuing operations before income taxes	2,532	3,535	9,360	11,071
Provision for income taxes	1,692	1,526	4,174	4,437

Income from continuing operations	840	2,009	5,186	6,634
Income (loss) from discontinued operations, net of tax	(1,977)	17	(7,746)	1,722

Net income (loss)	$(1,137)	$2,026	$(2,560)	$8,356

Net income (loss) per common share:
Basic:
Continuing operations	$0.05	$0.11	$0.29	$0.37
Discontinued operations	(0.11)	—	(0.43)	0.10

Net income (loss)	$(0.06)	$0.11	$(0.14)	$0.47

Diluted:
Continuing operations	$0.05	$0.11	$0.28	$0.36
Discontinued operations	(0.11)	—	(0.42)	0.10

Net income (loss)	$(0.06)	$0.11	$(0.14)	$0.46

Weighted average shares used to compute net income (loss) per common share:
Basic	17,517	17,963	17,834	17,735

Diluted	18,207	18,509	18,524	18,310

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2008
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,560)	$8,356
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,286	2,009
Adjustment to carrying value of assets held for sale	—	(4,963)
Loss on sale of assets held for sale	—	2,099
Stock-based compensation charges	3,833	3,543
Deferred income taxes	(3,108)	(1,547)
Tax benefits from stock-based awards	52	92
Excess tax benefits from stock-based awards	(42)	(75)
Other	593	103
Changes in operating assets and liabilities:
Accounts receivable	(1,751)	5,680
Inventories	(183)	(556)
Prepaid expenses and other assets	593	(499)
Accounts payable, accrued expenses and other liabilities	680	(2,101)
Deferred revenue	826	450
Income taxes receivable	(1,664)	348

Net cash provided by (used in) operating activities	(445)	12,939

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(27,351)	(54,012)
Available for sale	(20,278)	(12,931)
Maturities of held-to-maturity investments	35,073	24,550
Sales of available for sale investments	55,950	26,350
Proceeds from the sale of assets held for sale, net	—	8,780
Cash paid for technology acquisitions, net	(1,226)	(226)
Purchase of property and equipment	(3,800)	(2,632)
Payment for patents and trademarks in process	(264)	(532)

Net cash provided by (used in) investing activities	38,104	(10,653)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	4,749	7,303
Repurchase and retirement of common stock for restricted stock award withholdings	(218)	(584)
Excess tax benefits from stock-based awards	42	75
Purchase of treasury stock	(22,670)	(4,999)

Net cash provided by (used in) financing activities	(18,097)	1,795

Net change in cash and cash equivalents of discontinued operations	2,114	333

Net increase in cash and cash equivalents	21,676	4,414
Cash and cash equivalents, beginning of period	14,392	35,523

Cash and cash equivalents, end of period	$36,068	$39,937

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at September 30, 2008, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 3, 2008.

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

        In January 2007, the Company combined its digital images and cinema businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema, which was modified in August 2007 in response to changing market conditions to offer these businesses for sale either together or individually, to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. In conformity with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations began to be classified as discontinued operations. As a result, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. The Company has ceased depreciation and amortization from discontinued operations from the date the Board of Directors approved the plan to sell this business. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. The discontinued operations are reported in the respective categories of the statements of cash flows with those of continuing operations.

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

Correction of Error

        In the second quarter of 2008, errors were identified in the Company's income tax provision and benefit related to discontinued operations for the periods ended December 31, 2007 and March 31, 2008, respectively. These errors were related to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1,800. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. Additionally, the error originating in the first quarter of 2008 had the effect of increasing the loss from discontinued operations, reducing net income and understating short-term deferred tax assets by $3,300. This error overstated the basic and diluted loss from discontinued operations and understated the basic and diluted net income per share by $0.19 and $0.18, respectively. The errors and their correction are solely the result of the originations and reversals of deferred tax differences. The Company concluded that the errors were not material to the consolidated financial statements for 2007 and are not material to the expected results for the full year 2008, and as such, corrected these errors in the second quarter of 2008. The impact in the second quarter of 2008 of this correction was to increase income from discontinued operations and net income by $5,100, or $0.29 and $0.28 per basic and diluted share, respectively. The impact for the full year 2008 will be to increase income from discontinued operations and net income by $1,800.

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

        Although the adoption of SFAS 157 did not materially impact the financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. For additional information, refer to Footnote 3 of the consolidated financial statements, "Fair Value Measurements."

        In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

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

Note 3—Fair Value Measurements

        As of September 30, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available for sale investments. Due to recent events in the credit markets, certain auctions for the Company's auction rate security instruments failed during 2008. The Company attributes the failed auctions to liquidity issues rather than credit quality issues, as the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

auction rate securities held at September 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        Liquidity for these auction rate security instruments is typically provided by a Dutch auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. Historically, auction rate security instruments would also be purchased or sold at these pre-determined intervals, creating a liquid market. Investment earnings paid during a given period are based upon the reset interest rate determined during the prior auction. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, which is generally higher than short-term interest indices. To date, the Company has collected all interest receivable on its auction rate security instruments when due.

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

        Due to the loss of liquidity, the fair values of certain of these securities are estimated utilizing discounted cash flow ("DCF") analyses or Level 3 inputs within the SFAS No. 157 fair value hierarchy as of September 30, 2008. The range of assumptions used in preparing the DCF analyses included estimates for the amounts and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions the Company considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, the creditworthiness of the counterparty, the likely timing of the next successful auction for each security, the likely timing for the instruments to be called or refinanced by the issuer, and the timing for the instruments to be bought back at par from the investment bank holding these securities. The Company's estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for these auction rate security instruments.

        As a result of the Company's DCF analyses, the estimated fair values did not vary greater than 1.4% from par or cost, with the average fair value approximating par or cost. Therefore, no valuation adjustments for unrealized or realized gains or losses were recorded as of September 30, 2008 or for the nine months then ended. The Company believes par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. Also, the investment bank holding the Company's auction rate securities has agreed to purchase these securities from it at par by January 2011. In addition, the investment bank holding these securities has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

liquidity on its auction rate securities portfolio at no additional cost to the Company. The Company also believes that it has the ability and intent to hold these securities throughout its estimated 21 month recovery period.

        Due to the Company's belief that it may take up to 21 months for the investment bank holding these securities to repurchase them, all of the issuers to effect redemptions at par or for the auction markets to recover, $5,200 of its auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at September 30, 2008. The remaining $10,825 of its auction rate security instruments have been classified as short-term investments on the consolidated balance sheet at September 30, 2008 due to their near-term sales. Once it is determined that the auction markets have recovered, the Company will reclassify its auction rate security holdings currently classified as long-term investments back to short-term investments. As of September 30, 2008, the Company continues to earn interest on all of its auction rate securities. Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$16,025	—	$10,825	$5,200

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities
Description	Three months ended September 30, 2008	Nine months ended September 30, 2008
Beginning balance	$8,550	$—
Transfers in and/or out of Level 3	(2,800)	10,925
Total gains or (losses) (realized or unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements (net)	(550)	(5,725)

Balance at September 30, 2008	$5,200	$5,200

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2007	As of September 30, 2008
Machinery and equipment	$1,517	$1,675
Office furniture and fixtures	4,073	4,705
Leasehold improvements	2,848	4,213
Software	4,475	5,088

	12,913	15,681
Less: Accumulated depreciation	(7,052)	(8,542)

Property and equipment, net	$5,861	$7,139

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

Company's products and technology, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying consolidated balance sheets, as future payment is currently not probable.

Note 6—Income Taxes

        For the three months ended September 30, 2008, the Company recorded an income tax provision of $1,526 on pre-tax income from continuing operations of $3,535. For the nine months ended September 30, 2008, the Company recorded an income tax provision of $4,437 on pre-tax income from continuing operations of $11,071. This resulted in an annualized effective tax rate of 40%. This rate differed from the U.S. statutory rate of 35% primarily due to an increase in the effective rate associated with changes in the jurisdictional mix of income, partially offset by tax exempt interest. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

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

        Upon the Company's adoption of FIN 48, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. During the nine months ended September 30, 2008, the Company's unrecognized tax benefits increased by $231 for tax positions taken in prior periods and by $211 for tax positions taken during the current period. The increase was primarily attributable to uncertain tax position taken on tax returns that are currently being audited and transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2007, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months. However, the Company notes that the resolution and the timing of closure of open audits is highly uncertain.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Income Taxes (Continued)

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service commenced its examination of the Company's 2005 federal tax return during the fourth quarter of 2007. However, the scope also includes certain issues that impact the years 2004 and 2006. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2007 and 2008, withholding taxes were $553 and $687, respectively. For the nine months ended September 30, 2007 and 2008, withholding taxes were $1,450 and $2,471, respectively.

Note 7—Comprehensive Income (Loss)

        At December 31, 2007 and September 30, 2008, accumulated other comprehensive income is comprised mostly of foreign currency translation.

        Comprehensive income (loss) for the three months ended September 30, 2007 and 2008 was ($1,091) and $2,076, respectively. Comprehensive income (loss) for the nine months ended September 30, 2007 and 2008 was ($2,481) and $8,475, respectively.

Note 8—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
United States	$493	$1,091	$3,348	$3,482
International	10,221	12,852	32,885	38,500

Total revenue	$10,714	$13,943	$36,233	$41,982

        The following table sets forth long-lived assets by geographic area in which the Company held assets:

	Long-Lived Assets
	As of December 31, 2007	As of September 30, 2008
United States	$5,291	$5,666
International	570	1,473

Total long-lived assets	$5,861	$7,139

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

        On May 9, 2008, the Company, Beaufort California, Inc. ("Beaufort") and Beaufort International Group Plc. entered into an Asset Purchase Agreement (the "DC Agreement") providing for the sale of substantially all of the Company's assets used predominantly in the conduct of its digital cinema business ("DC business") to Beaufort and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, the Company received cash consideration of approximately $3,250 upon the closing of this sale, and it could receive an additional $11,750 in additional consideration. For the purposes of measuring the pre-tax loss on this sale, the Company has not attributed any fair value to the additional consideration. As a result of this transaction and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax loss of $2,120 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. This pre-tax loss results primarily from settlement and severance obligations of the Company and working capital adjustments that were determined subsequent to the closing of this sale, in addition to losses from operations during the period from April 1, 2008 through the closing of this sale. Continuing cash flows from discontinued operations during the three months ended September 30, 2008 resulted from certain income tax adjustments, the resolution of certain estimated costs associated with the sale and other expenses. As further relevant information becomes available relating to the contingent consideration or further obligations of the Company, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods.

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

(2)
Includes $2,069 from Avica Technology Corporation ("Avica"), a variable interest entity. While the Company has consolidated the liabilities of Avica in conformity with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51," it has no obligation to pay any amounts to any of Avica's creditors. As such, creditors of Avica lack any recourse against the Company.

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

discontinued operations of DTS Digital Cinema for the three and nine months ended September 30, 2007 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008(1)	2007	2008
Revenue	$4,777	$—	$15,903	$6,214
Pre-tax loss	(3,554)	(44)	(12,581)	(725	)(2)
Income tax benefit	(1,577)	(61)	(4,835)	(2,447	)(3)

Income (loss) from discontinued operations, net of tax	$(1,977)	$17	$(7,746)	$1,722

(1)
The cash flows from discontinued operations resulted from certain income tax adjustments, the resolution of certain estimated costs associated with the sale and other expenses.

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

        For the three months ended September 30, 2007 and 2008, $937 and $0, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale. For the nine months ended September 30, 2007 and 2008, $2,210 and $287, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

Adjustment to Carrying Value of Assets Held for Sale

        As a part of the Company's quarterly reassessment of the carrying value of the assets of its Cinema and Digital Images businesses at December 31, 2007, it had determined that several factors had converged to cause deterioration in the fair value of these assets and accordingly, the Company reduced the carrying value of these assets held for sale to fair value, less costs to sell. The Company's estimate of fair value reflected expected proceeds to be realized from potential buyers in a future sale, which it believed was the current market value of these assets. In conformity with SFAS No. 144, in the fourth quarter of 2007, the Company recognized a charge of $24,653, before any related tax effect, to reflect these assets at their fair value, less costs to sell. This charge was recorded in the results of discontinued operations, and it reduced the carrying values of goodwill, intangible assets and fixed assets by $3,585, $16,381 and $4,687, respectively.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$840	$2,009	$5,186	$6,634
Income (loss) from discontinued operations	(1,977)	17	(7,746)	1,722

Net income (loss)	$(1,137)	$2,026	$(2,560)	$8,356

Denominator:
Weighted average common shares outstanding	17,517	17,963	17,834	17,735

Continuing operations	$0.05	$0.11	$0.29	$0.37
Discontinued operations	(0.11)	—	(0.43)	0.10

Basic net income (loss) per common share	$(0.06)	$0.11	$(0.14)	$0.47

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$840	$2,009	$5,186	$6,634
Income (loss) from discontinued operations	(1,977)	17	(7,746)	1,722

Net income (loss)	$(1,137)	$2,026	$(2,560)	$8,356

Denominator:
Weighted average shares outstanding	17,517	17,963	17,834	17,735
Effect of dilutive securities:
Common stock options	620	484	631	510
Restricted stock	57	61	48	62
Common stock warrants	4	—	4	—
ESPP	9	1	7	3

Diluted shares outstanding	18,207	18,509	18,524	18,310

Continuing operations	$0.05	$0.11	$0.28	$0.36
Discontinued operations	(0.11)	—	(0.42)	0.10

Diluted net income (loss) per common share	$(0.06)	$0.11	$(0.14)	$0.46

        For the three months ended September 30, 2007 and 2008, 54 and 338 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2007 and 2008, 219 and 273 shares, respectively, of the Company's stock options and

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share (Continued)

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

        In February 2008, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the three and nine months ended September 30, 2008, the Company repurchased 172 shares under this authorization for an aggregate of $4,999.

        All shares repurchased under these authorizations are currently considered treasury stock.

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

Note 12—Stock-Based Compensation

        During 2006 and 2007, the Company's estimate of certain assumptions for input into the Black-Scholes option pricing model considered certain actuarial calculations. These considerations were determined appropriate for those periods due to the Company's limited history as a publicly traded company and its limited relevant historical information to support the expected sale and exercise behavior of its employees who had been granted options. Beginning in 2008 and in conformity with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," the Company began estimating certain assumptions for input into the Black-Scholes model without certain actuarial calculations. The Company also began to estimate the expected term and volatility assumptions based upon the historical behavior of its employees and its own historical stock price activity, respectively. The Company believes that these changes in accounting estimates provide a better estimate of future option and stock price activity patterns. The impact of these changes in accounting estimates are reductions in the expected term and volatility assumptions for input into the Black-Scholes option pricing model. The Company will continue to review its estimates and assumptions in conformity with SAB No. 107 and SFAS No. 123(R), "Share-Based Payment." Changes

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

in the Company's estimate of the assumptions for input into the Black-Scholes option pricing model could result in material increases or decreases in stock-based compensation costs.

Note 13—Subsequent Events

Property Acquisition

        On August 28, 2008, the Company entered into a Purchase and Sale Agreement with Countrywide Home Loans, Inc., a New York corporation, pursuant to which the Company agreed to purchase and Countrywide agreed to sell, subject to the terms of the Purchase and Sale Agreement, certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that real property, which shall be used as the Company's new corporate headquarters. On November 7, 2008, we purchased this real and personal property for an aggregate purchase price of $15,640. Pursuant to a separate lease agreement between the Company and Countrywide, dated as of November 7, 2008, the Company has agreed to lease to Countrywide approximately 59,500 square feet of space in its new building until January 31, 2009 for a monthly base rental amount of approximately $134.

Stock Repurchases

        As of November 10, 2008, the Company had repurchased an additional 528 shares, under its February 2008 Board of Directors authorization, for aggregate of $9,341. All shares repurchased under this authorization are currently considered treasury stock.

Legal Proceeding

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by the Company related to the Company's Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of the Company's patents are unenforceable. The Company disputes Zoran's allegations and intends to defend the lawsuit vigorously. On October 29, 2008, the Company filed a motion to compel arbitration and dismiss this action for failure to state a claim.

Sale of Auction Rate Securities

        In November 2008, the Company sold $10,825 of its auction rate security holdings.

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

        We completed the sale of our digital images and digital cinema businesses, the assets of which we have classified as held for sale and the operations of which we have reported as discontinued operations since the first quarter of 2007, in two separate transactions on April 4, 2008 and May 9, 2008, respectively. The net assets held for sale of these businesses were eliminated from our balance sheet as of the respective sale dates, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2.1 million during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. This pre-tax loss resulted primarily from settlement and severance obligations of ours and working capital adjustments that were determined subsequent to the closing of the sale of the digital cinema business, in addition to losses from operations during the period from April 1, 2008 through the closing of the sales. For the purposes of measuring the pre-tax loss, we have not attributed any fair value to the additional $11.7 million in consideration payable in connection with the sale of the assets of the digital cinema business. Cash flows from discontinued operations during the three months ended September 30, 2008 resulted from certain income tax adjustments, the resolution of certain estimated costs and other expenses associated with the sale of the digital cinema business. As further relevant information becomes available relating to the additional consideration payable in connection with the sale of the assets of the digital cinema business or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods.

        In the second quarter of 2008, errors were identified in our income tax provision and benefit related to discontinued operations for the periods ended December 31, 2007 and March 31, 2008, respectively. These errors related to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1.8 million. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. Additionally, the error originating in the first quarter of 2008 had the effect of increasing the loss from discontinued operations, reducing net income and understating short-term deferred tax assets by $3.3 million. This error overstated the basic and diluted loss from discontinued operations and understated the basic and diluted net income per share by $0.19 and $0.18, respectively. The errors and their correction are solely the result of originations and reversals of deferred tax differences. We concluded that the errors were not material to the financial statements for 2007 and are not material to the expected results for the full year 2008, and as such, corrected these errors in the second quarter of 2008. The impact in the second quarter of 2008 of this correction was to increase income from discontinued operations and net income by $5.1 million, or $0.29 and $0.28 per basic and diluted share, respectively. The impact for the full year 2008 will be to increase income from discontinued operations and net income by $1.8 million.

Management Discussion Regarding Trends, Opportunities, and Challenges

        Our revenue is primarily dependent upon the Standard Definition DVD based home theater market. The success of Standard Definition DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio and personal computer markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for Blu-ray Disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology for the Blu-ray Disc standard for next generation players, our revenue growth should closely track the growth rate for sales of these players over the next several years. We expect that the market for Blu-ray Disc players will yield new growth that provides an offset to the expected further decline in Standard Definition DVD player shipments. Further, we believe that mandatory inclusion in Blu-ray Disc standard will help to improve the adoption rate of our technologies in other consumer products such as next generation video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

        While we are optimistic about the expected growth in Blu-ray Disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these next generation products, product pricing, manufacturer redesign cycles, content availability, and the impact of the current economic downturn on consumer buying patterns.

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

        We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. Consumer spending for discretionary goods, including consumer electronics products, is generally negatively affected by falling consumer confidence, increasing unemployment, stagnant or falling salaries and wage rates and consumer perception of a protracted economic recovery.

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

         Fair Value Measurements.    Fair value measurements to adjust certain financial instruments are based upon Level 3 valuation models in conformity with SFAS No. 157. We hold certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets include our auction rate security instruments, which are classified as available for sale. Due to recent events in the credit markets, certain auctions for the auction rate securities failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at September 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, which is generally higher than short-term interest indices.

        In estimating the fair value of certain of these auction rate security instruments as of September 30, 2008, we utilized discounted cash flow analyses, or DCF. The following are the key inputs in our DCF analyses based on our estimates of the assumptions that market participants would use in valuing these instruments:

  •
  Term—We estimated a 21 month expected life of the instruments, based on our expectations of the time it may take for (i) the instruments to be called or refinanced by the issuer, (ii) liquidity to be restored to the market place, or (iii) the investment bank holding these instruments to buy them back at par.

  •
  Discount Rate—We estimated discount rates, ranging from approximately 3.1% to 4.7%, based on quoted yields of similar publicly traded instruments and other short-term interest indices.

  •
  Liquidity Discount—We estimated the liquidity discount, ranging from approximately 17% to 26% of the respective annual coupon rates, based upon the difference between the one month and two year treasury yields, which represents the spread between the short-term loss of liquidity and the expected timing for the liquidity to be restored. In determining the estimated liquidity discount, we also considered yield differences for bonds within the same rating category.

        As a result of our DCF analyses, the estimated fair values did not vary greater than 1.4% from par or cost, with the average fair value approximating par or cost. Therefore, no valuation adjustments for unrealized or realized gains or losses were recorded as of September 30, 2008 or for the nine months then ended. We believe par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. During 2008, all sales of our auction rate security instruments have been at par or cost with no gain or loss. Also, the investment bank holding our auction rate securities has agreed to purchase these securities from us at par by June 30, 2010. In addition, the investment bank holding these securities has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. We also believe that we have the ability and intent to hold these securities throughout the estimated 21 month recovery period.

        If we were to modify certain of the key assumptions utilized in the valuation analyses of our auction rate securities portfolio, the estimated fair values would change. Specifically, in order to understand the sensitivity of the valuation analyses related to our maturity and related discount rate assumptions (i.e., the extent to which the discount rate varies based on the term assumption), we modified the term assumption by approximately 50%, modeling both shorter and longer maturities (holding the liquidity assumption constant). Further, we modified the liquidity discount assumption

(holding the 21 month term and discount rate assumptions constant), increasing/decreasing the liquidity discount by 50 basis points. Based on these changes to our analyses, the estimated fair values did not vary greater than 2.3% from par or cost, with the average fair value approximating par or cost.

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

Results of Continuing Operations

  Revenues

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended September 30,	$13,943	$10,714	$3,229	30%
Nine months ended September 30,	$41,982	$36,233	$5,749	16%

        The increase in revenues for the quarter ended September 30, 2008, compared to the same prior year period, was primarily attributable to a $1.6 million increase in royalty recoveries from intellectual property compliance and enforcement activities and increases in royalties from our car audio systems business and Blu-ray markets. Royalties from next generation high definition optical disc formats, which we first began to record in 2007, comprised 11% and 9% of total revenue for the three months ended September 30, 2008 and 2007, respectively. In dollar terms, Blu-ray related revenues were up nearly 67% for the three months ended September 30, 2008 compared to the same period in 2007, as sales of stand-alone Blu-ray players and Blu-ray enabled PCs are now supplementing the revenues from game consoles which have for the past year constituted the majority of Blu-ray product shipments. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow during the remainder of this year, as wider availability of high definition players, PC and game console models equipped with a Blu-ray Disc drive, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the nine months ended September 30, 2008, compared to the same prior year period, was primarily attributable an increase in royalties from next generation high definition optical disc formats. These royalties comprised 15% and 9% of total revenue for the nine months ended September 30, 2008 and 2007, respectively. We had an increase in royalties from our car audio systems business and royalty recoveries from intellectual property compliance and enforcement increased $0.7 million for the nine months ended September 30, 2008, compared to the same prior year period.

  Gross Profit

	2008	%	2007	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended September 30,	$13,621	98%	$10,426	97%	1%
Nine months ended September 30,	$41,052	98%	$35,391	98%	0%

        Consolidated gross profit for the three and nine months ended September 30, 2008 and 2007 remained fairly consistent as a percentage of total revenues. We expect consolidated gross margins in the 97% to 98% range for 2008.

  Selling, General and Administrative ("SG&A")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended September 30,	$8,895	$7,195	$1,700	24%
% of Revenue	64%	67%
Nine months ended September 30,	$26,418	$23,289	$3,129	13%
% of Revenue	63%	64%

        The dollar increase for the three and nine months ended September 30, 2008, compared to the same prior year periods, is primarily due to $1.4 million and $2.7 million increases, respectively, in employee related costs including expanded foreign operations and stock-based compensation.

        We expect SG&A expenses to continue to increase in absolute dollars, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended September 30,	$1,725	$1,611	$114	7%
% of Revenue	12%	15%
Nine months ended September 30,	$5,364	$4,881	$483	10%
% of Revenue	13%	13%

        The dollar increase for the three and nine months ended September 30, 2008, compared to the same prior year periods, is primarily due to $0.1 million and $0.5 million increases, respectively, in employee related costs for an expanded workforce to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth in absolute dollars through the remainder of the year.

  Interest and Other Income, Net

			Change
	2008	2007	$	%
	($ in thousands)
Three months ended September 30,	$534	$912	$(378)	(41)%
Nine months ended September 30,	$1,801	$2,139	$(338)	(16)%

        The decrease for the three months ended September 30, 2008, compared to the same prior year period, is primarily due to a decrease in interest income resulting from lower average interest rates in the current period.

        The decrease for the nine months ended September 30, 2008, compared to the same prior year period, is primarily the result of the following offsetting activities. During the current year period, we had lower average invested balances as a result of our stock repurchases during the second and third quarters of 2007 and lower average interest rates as a result of a less favorable interest rate environment. During the prior year period, a $0.7 million correction reduced interest income in order to correct our accrued interest income balances related to 2005 and 2006.

        We expect interest and other income for the year to be in the range of $2.0 to $2.5 million, based on the current interest rate environment and current investment balances. The decrease in our estimate of interest and other income for 2008 is primarily due to a decrease in our investment balances as a result of stock repurchases during the three months ended September 30, 2008, and our additional stock repurchases and our acquisition of real property and personal property located in Calabasas, California, which shall be used as our new corporate headquarters, during the three months ending December 31, 2008.

  Income Taxes

	2008	2007
	($ in thousands)
Three months ended September 30,	$1,526	$1,692
Effective tax rate	43%	67%
Nine months ended September 30,	$4,437	$4,174
Effective tax rate	40%	45%

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

        The cash flows from discontinued operations during the three months ended September 30, 2008 resulted from certain income tax adjustments, the resolution of certain estimated costs associated with the sale and other minor expenses.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the sales, the current year periods are not comparable to the same prior year periods.

Liquidity and Capital Resources

        At September 30, 2008, we had cash, cash equivalents and short-term investments of $91.1 million, compared to $85.4 million at December 31, 2007. Due to recent auction failures in the auction rate security markets, we classified $5.2 million of our auction rate security holdings as long-term investments on the unaudited consolidated balance sheet as of September 30, 2008. We classified the remaining $10.8 million of our auction rate security holdings as short-term investments due to sales that we executed in November 2008. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2007. Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2008. The increase in operating cash flows during the nine months ended September 30, 2008, compared to the same prior year period, results largely from income from operations and the increase in collections of accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2008 was also impacted by the disposition of working capital as a result of the sales of the digital images and digital cinema businesses during the second quarter of 2008. During the nine months ended September 30, 2007, an increase in accrued licensing revenues from Blu-ray Disc and other next generation based products resulted in a decrease in cash flows from accounts receivable for this period. We first began to receive licensing revenues from next generation based products during the first quarter of 2007.

        Net cash provided by investing activities totaled $38.1 million for the nine months ended September 30, 2007. Net cash used by investing activities totaled $10.7 million for the nine months ended September 30, 2008. The primary use of investing cash flow for the nine months ended September 30, 2008 was $16.0 million for the purchase of investments, net of sales and maturities, and capital expenditures. Partially offsetting this use of cash was $8.8 million of net proceeds from the sales of our digital images and cinema businesses. The primary source of investing cash flow for the nine months ended September 30, 2007 was proceeds from sales and maturities of our investments, net of purchases.

        Net cash used in financing activities was $18.1 million for the nine months ended September 30, 2007. Net cash provided by financing activities totaled $1.8 million for the nine months ended September 30, 2008. The primary source of financing cash flow for the nine months ended September 30, 2008 was $7.3 million of proceeds from the issuance of common stock under our stock-based compensation plans, resulting largely from increased option exercise activity due to the favorable market price of our common stock during that period and increased option exercise activity by former employees of the digital images and cinema businesses that were sold. Partially offsetting these proceeds was $5.0 million of cash used for the purchase of treasury stock.

  Repurchases of Common Stock

        In February 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the three months ended September 30, 2008, we repurchased 0.2 million shares of our common stock for an aggregate of $5.0 million under this authorization. At September 30, 2008, we are authorized to repurchase 0.8 million more shares under this authorization. As of November 10, 2008, we have repurchased an additional 0.5 million shares under this authorization for an aggregate of $9.3 million. All shares repurchased under this authorization are currently considered treasury stock

  Sales of Businesses

        On April 4, 2008, we entered into a Stock Purchase Agreement providing for the sale of the DTS Digital Images business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, we received cash consideration of approximately $7.5 million.

        On May 9, 2008, we entered into an Asset Purchase Agreement providing for the sale of substantially all of the assets used predominantly in the conduct of the digital cinema business to Beaufort California, Inc., a member of Beaufort International Group Plc. in England, and the assumption by Beaufort of certain liabilities of the digital cinema business. The sale was consummated the same day. Pursuant to the terms of the agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration. For the purposes of measuring the pre-tax loss on this sale, we have not attributed any fair value to the additional consideration. The cash proceeds received from this sale have been partially offset by settlement and ongoing severance obligations and costs to sell.

        We are no longer funding the digital images or digital cinema businesses due to the closing of the sales transactions in April and May of 2008, respectively.

  Property Acquisition

        On August 28, 2008, we entered into a Purchase and Sale Agreement with Countrywide Home Loans, Inc., a New York corporation, pursuant to which we agreed to purchase and Countrywide agreed to sell, subject to the terms of the Purchase and Sale Agreement, certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that property, which shall be used as our new corporate headquarters. On November 7, 2008, we purchased this real and personal property for an aggregate purchase price of $15.6 million. Additionally, we may incur approximately $10.0 million to $15.0 million in capitalized and non-capitalized costs during 2008 and 2009 for the relocation and build-out of this new location. Pursuant to a separate lease agreement with Countrywide, which we entered into on November 7, 2008, we have agreed to lease to Countrywide approximately 59,500 square feet of space in our new building until January 31, 2009 for a monthly base rental amount of approximately $0.1 million.

  Auction Rate Securities

        As of September 30, 2008, we held approximately $16.0 million in auction rate securities. Due to recent events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at September 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. Due to the loss of liquidity, the fair values of certain of these securities are estimated utilizing DCF analyses as of

September 30, 2008. Our DCF analyses is based on a review of short-term interest indices and our estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these auction rate security instruments in the current environment, among other relevant factors. These securities were also compared, when possible, to significant other observable market data.

        As a result of our DCF analyses, no valuation adjustments for unrealized or realized gains or losses were recorded as of September 30, 2008 or for the nine months then ended. We believe par value or cost is a reasonable approximation of fair value under the circumstances and given the information available in the absence of a liquid market. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value. Also, the investment bank holding our auction rate securities has agreed to purchase these securities from us at par by January 2011. In addition, the investment bank holding these securities has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. To date, approximately 68% of these securities held at September 30, 2008 have been sold at par or cost.

        Due to our belief that it may take up to 21 months for the investment bank holding these securities the repurchase them, all of the issuers to effect redemptions at par or for the auction markets to recover, $5.2 million of our auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at September 30, 2008. The remaining $10.8 million of our auction rate security instruments, which have been sold since September 30, 2008, were classified as short-term investments on the consolidated balance sheet at September 30, 2008 due to their near-term sales. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate securities to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated 21 month recovery period.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2007, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN 48. As of September 30, 2008, our total amount of unrecognized tax benefits was $2.6 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to recent events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at September 30, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. Also, the investment bank holding our auction rate securities has agreed to purchase these securities from us at par by January 2011. In addition, the investment bank holding these securities has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. Due to our belief that it may take up to 21 months for the investment bank holding these securities the repurchase them, all of the issuers to effect redemptions at par or for the auction markets to recover, $5.2 million of our auction rate security instruments have been classified as long-term investments on the unaudited consolidated balance sheet at September 30, 2008. The remaining $10.8 million of our auction rate security instruments, which have been sold since September 30, 2008, were classified as short-term investments on the consolidated balance sheet at September 30, 2008 due to their near-term sales. To date we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. We have also successfully redeemed or sold some of the securities subject to failed auctions at par or cost, with no losses. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2008. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of September 30, 2008, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.1 million on our income before income taxes.

        During the nine months ended September 30, 2008, we derived over 91% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations.

Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the nine months ended September 30, 2008. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $9.6 million in the nine months ended September 30, 2008. Based upon the expenses for the nine months ended September 30, 2008, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2008, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by us related to our Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of our patents are unenforceable. We dispute Zoran's allegations and intend to defend the lawsuit vigorously. On October 29, 2008, we filed a motion to compel arbitration and dismiss this action for failure to state a claim.

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

        The risk factors described below provide new or updated information from the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 3, 2008, including elimination of some risks related to the digital images and digital cinema businesses which we no longer own. The risk factors with the following headings have been added or materially changed since that Annual Report:

  •
  An economic downturn could materially harm our business.

  •
  Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

  •
  If we fail to protect our intellectual property rights, our ability to compete could be harmed.

  •
  We may be subject to litigation proceedings that could harm our business.

  •
  Our investments in auction rate securities may not provide us a liquid source of cash.

  •
  Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

  •
  We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact thereof on our operations or the market price of our common stock.

  •
  Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

  •
  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

  •
  We may be subject to claims and lawsuits by third parties in connection with the recently sold digital images and digital cinema businesses that may result in adverse outcomes to our business.

Risks Related to Our Business

  We do not expect sales of Standard Definition DVD players to sustain their past growth rates. Our business is highly dependent on the growth in Blu-ray Disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, consumer adoption of Blu-ray Disc products fails to materialize or does not materialize as quickly as we expect, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of Standard Definition DVD players and home theater systems incorporating our technologies. As the markets for Standard Definition DVD players mature, we expect sales of Standard Definition DVD players to decline. To the extent that sales of Standard Definition DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of Blu-ray Disc players has only just begun. While Toshiba Corporation has previously announced its decision to discontinue sales and marketing of HD-DVD players, they and others continue to manufacture and sell Standard Definition DVD players with upscaling features that aim to enhance the image quality. The existence of both Blu-ray Disc players and upscaling Standard Definition DVD players can lead to consumer confusion and potentially slow the adoption of Blu-ray Disc players. The slow adoption by consumers of Blu-ray Disc players, as well as the inability of Standard Definition DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with Standard Definition DVD players and home theater systems. Even with the recent resolution of the competing disc format conflict, the rate of consumer adoption and ultimate penetration of Blu-ray Disc players is uncertain and may be slower than past growth rates of Standard Definition DVD players. In addition, if new technologies are developed for use with Standard Definition DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Standard Definition DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

  An economic downturn could materially harm our business.

        Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in consumer spending, including entertainment generally. Any reduction in consumer confidence or disposable income in general may affect the demand for consumer electronics products that incorporate our digital audio technology. In addition, tight credit markets could delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and strategic investments, our operating results and business prospects may suffer.

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

  We may be subject to litigation proceedings that could harm our business.

        In addition to the litigation risks mentioned elsewhere in this report, as described in Item 1 "Legal Proceedings" in Part II of this Form 10-Q, we are currently engaged in a litigation matter with Zoran Corporation. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technology in particular ways or at all. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed. In addition, any protracted litigation could divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

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

        As of September 30, 2008, we held approximately $16.0 million of auction-rate securities. Recently, there have been disruptions in the market for auction rate securities, and all auction rate security instruments in our portfolio had failures at auction during 2008. Although we were able to sell approximately $10.8 million of these securities in November 2008, we may not be able to sell our remaining auction rate securities in a timely manner to meet a liquidity need. In the event that we are unable to sell these securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

  •
  the costs associated with the build-out of our new headquarters facility and our relocation to such facility; and

  •
  the costs associated with our expansion, if any.

        In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Our ability to raise additional funds may be materially and adversely affected by current credit conditions and the turmoil and slowdown in the financial markets and overall economy. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. We cannot assure you that our system of internal control will be effective in the future as our operations and control environment change. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, our financial reporting may not be timely and/or accurate. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, even if we conclude that our internal control is effective, our independent registered public accounting firm may disagree. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which our internal control over financial reporting is documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently than we do, then it may issue an adverse or qualified opinion. Any of the above outcomes could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

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

        When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. For example, in October 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging, among other things, that we failed to license our Blu-ray Disc technology to Zoran in accordance with the requirements of the Blu-ray Disc Association, the standards-setting body for Blu-ray Disc standards. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 federal income tax return and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

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

  We may be subject to claims and lawsuits by third parties in connection with the recently sold digital images and digital cinema businesses that may result in adverse outcomes to our business.

        We recently sold the digital images and digital cinema businesses. Although the acquirers assumed liabilities relating to those businesses, we may be subject to claims and lawsuits by third parties, including former vendors, employees and consultants of ours, related to actions or inaction by an acquirer. In addition, we agreed to indemnify the acquirers against specified losses in connection with the sold businesses and retain responsibility for various legal liabilities that accrued prior to closing. If an acquirer makes an indemnification claim or a third party commences an action against us or an acquirer, we may incur substantial expense and our management may have to devote a substantial amount of time resolving such claims or defending against such actions, which could harm our business, operating results and financial condition. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for a claim, even if we are ultimately found to be not responsible.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended September 30, 2008 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2008 through July 31, 2008	—		—		—	1,000,000
August 1, 2008 through August 31, 2008	2,146	(1)	$33.06		—	1,000,000
September 1, 2008 through September 30, 2008	172,400	(2)	$29.00		172,400	827,600

Total	174,546		$29.05	(3)	172,400	827,600

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Consists of shares repurchased in open-market transactions pursuant to an authorization by our Board of Directors that we previously announced. In February 2008, our Board of Directors authorized us to repurchase of up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

(3)
Represents weighted average price paid per share during the quarter ended September 30, 2008.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On August 28, 2008, we entered into a Purchase and Sale Agreement with Countrywide Home Loans, Inc., a New York corporation, pursuant to which we agreed to purchase and Countrywide agreed to sell, subject to the terms of the Agreement, certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that property, which shall be used as our new corporate headquarters. We previously described this Purchase and Sale Agreement in a current report on Form 8-K filed on September 3, 2008. On November 7, 2008, we purchased this real and personal property for an aggregate purchase price of $15.6 million.

        On November 7, 2008, we entered into a Lease Agreement with Countrywide Home Loans, Inc., pursuant to which we agreed to lease to Countrywide approximately 59,500 square feet of space in our new building located at 5220 Las Virgenes Road, Calabasas, California, until January 31, 2009 for a monthly base rental amount of approximately $0.1 million.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Purchase and Sale Agreement, dated August 28, 2008, and First Amendment to Purchase and Sale Agreement, dated October 13, 2008, between DTS, Inc. and Countrywide Home Loans, Inc.
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

*
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

DTS, Inc.
Date: November 10, 2008	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: November 10, 2008	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Purchase and Sale Agreement, dated August 28, 2008, and First Amendment to Purchase and Sale Agreement, dated October 13, 2008, between DTS, Inc. and Countrywide Home Loans, Inc.
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.