Form 10-K
period 2008-12-31
DTS, INC.
filed 2009-03-06
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50335

DTS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0467655 (I.R.S. Employer Identification Number)

5171 Clareton Drive
Agoura Hills, California 91301
(Address, including zip code, of Registrant's principal executive offices)

          Registrant's telephone number, including area code: (818) 706-3525

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act:
 None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 was approximately $563,741,427 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Stock Market LLC for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          As of February 27, 2009, 17,384,948 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on or about May 14, 2009.

DTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (including, but not limited to, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Item 1A below, and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

PART I

Item 1.    Business

Company Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, DVD players, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, music, and broadcast entertainment content.

        The quality of our technology offerings, coupled with our reputation for delivering high quality entertainment experiences to consumers, led the consumer electronics industry to mandate the use of DTS technology in all Blu-ray Disc players. We believe our mandatory position in this standard provides a significant growth driver for us over the next several years. Our goal is to become an essential ingredient in high quality entertainment experiences by enabling the creation of compelling content and by incorporating our technology into every device that manages, controls or delivers high-quality digital entertainment.

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

        With the growth of our consumer technology licensing business over the past several years and our belief that our mandatory position in the Blu-ray Disc standard will drive significant future growth, in February 2007, we decided to exit our cinema and digital image processing businesses, which, when combined, comprised our DTS Digital Cinema business. The cinema and digital image processing businesses were sold in two separate transactions during the second quarter of 2008. The entire DTS Digital Cinema business is classified as Assets of Discontinued Operations Held For Sale on our balance sheets and as Discontinued Operations on our statements of operations for all periods presented. Except as otherwise noted, information herein is presented for the consumer business or continuing operations only.

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural Audio Corporation, or Neural, and its stockholders providing for the sale to us of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by us of certain liabilities of Neural. The sale was consummated the same day. The acquired business expands our branded technology offerings further into the creation, distribution and playback of music, movies, broadcast programming, automotive and the video game markets.

        We develop, market, license and sell our proprietary technology and services for the following consumer markets:

  •
  Home theater and consumer electronics devices such as audio/video receivers, home-theater-in-a-box systems, DVD and Blu-ray Disc players;

  •
  Car audio and video devices such as in-car infotainment systems (in dash audio, video and navigation);

  •
  Game consoles such as Sony's PS3, which has an internal Blu-ray Disc drive;

  •
  Personal computers, including software applications, PC-based hardware products for home theaters, some of which may use Blu-ray Disc drives;

  •
  Professional audio products for encoding and decoding digital multi- channel content in our proprietary format;

  •
  Audio signal processing software solutions for satellite digital audio radio services;

  •
  Audio encoding and enhancement tools for live sports broadcasting in North America; and

  •
  Emerging markets for digital multi-channel audio such as digital home networks, portable electronics devices, and digital satellite and cable broadcast products.

Industry Background

        Over the past 15 years, trends that have greatly impacted the entertainment industry include the transition from analog to digital entertainment content, and technological advancements in digital coding, transmission, signal processing, optical storage, and playback. These trends helped create a technical foundation for the widespread adoption of digital multi-channel audio and high definition video for many forms of entertainment.

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

  Proliferation of Home Theater Systems

        Home theater systems generally consist of a display, a DVD and/or a Blu-ray Disc player, a digital multi-channel audio/video receiver, five or more speakers, and a subwoofer. Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for digital multi-channel capable home theater systems has been fueled by:

  •
  the extensive adoption of digital multi-channel audio in movie theaters;

  •
  declining prices for Blu-ray Disc players, high definition audio/video receivers, and home-theater-in-a-box systems;

  •
  the superior quality and feature sets of Blu-ray Disc players;

  •
  the widespread availability of DVDs released with digital multi-channel soundtracks;

  •
  the rapid expansion and availability of Blu-ray Disc movies and music released with high definition multi-channel soundtracks;

  •
  the transition from analog to digital terrestrial television;

  •
  the growth of high definition television displays;

  •
  the proliferation of high definition cable and satellite channels;

  •
  the growth of high definition content provided by the studios;

  •
  the growth of high definition gaming consoles; and

  •
  the ongoing transition from DVD to Blu-ray Disc players.

        According to the Digital Entertainment Group, or DEG, it is estimated that, during the year ended December 31, 2008, U.S. consumers spent $21.6 billion on renting and purchasing DVDs. In addition, consumers spent close to $750 million on Blu-ray discs in 2008. We believe that the demand for home entertainment content is an indicator of the expected demand for DVD and Blu-ray Disc players, which drives our revenue.

        High definition displays have been an important driver in the proliferation of home theater systems. The Consumer Electronics Association, or CEA, estimates that 86% of digital displays to be sold in 2009 will be high definition.

        Overall, the DEG estimates that in the U.S., there are approximately 92 million households with DVD players and a total of 264 million players have been sold since the launch of the format in 1997. The DEG estimates that 64% of DVD owners have more than one player. We expect that Blu-ray Disc players, including set-top-box standalone players and game consoles, will be a significant driver of our future growth. The DEG estimates that over 10 million Blu-ray devices, including standalone players and game consoles, have been sold since their launch in November 2006.

  Development of Robust New Markets for High Quality Branded Entertainment Technologies

        Digital multi-channel sound is extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, portable digital devices, HD radio and satellite radio receivers, and satellite and cable products. Content providers in the film, music and video game markets have recognized that a substantial market opportunity exists for digital multi- channel entertainment content.

        Looking forward, we expect that Blu-ray Disc formats will drive home entertainment growth in the form of players, game consoles and blue laser DVD-ROM drives for personal computers. Blu-ray Disc delivers five times the video resolution of a DVD and is also capable of delivering audio that is a bit-for-bit identical to the studio master.

        Car audio, personal computer, and video game console manufacturers are increasingly incorporating digital multi-channel audio capability into their products. Virtual surround sound technology is also beginning to be incorporated into portable electronics applications, such as palm-top DVD players and portable PCs, which allows listeners to enjoy a simulated surround sound experience using two speakers or headphones. These markets represent significant growth opportunities as content providers and consumers become more familiar with the capability of digital multi-channel audio to enhance the entertainment experience.

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

        With a regulatory demand for broadcasters to adopt digital distribution in the United States, we see increasing demand for our broadcast technology solutions that allow operators to simultaneously interoperate and distribute audio on multiple media formats such as compressed stereo audio on the internet and multi-channel sound to an HDTV audience. Furthermore, the proliferation of digital media distribution creates new demand for playback enhancement technologies such as digital audio optimization for televisions, portable media devices and digital radios alike.

The DTS Solution

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, that enables the encoding and decoding of audio tracks in the DTS digital multi-channel sound format. The design architecture of our technology allows us to scale or adapt, adding features or performance while maintaining backward compatibility with earlier implementations of the technology. The encoding process reduces the storage space or transmission bandwidth required for the audio information, while maximizing the quality of the sound. The audio information can then be stored on a digital medium, such as a DVD, or transmitted over a broadband connection or broadcast signal. The encoded content can be played back on any digital audio electronics product equipped with a DTS Coherent Acoustics decoder, such as a DVD or Blu-ray Disc based home theater system.

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

        We strive to evolve and develop our technology on an ongoing basis. For example, to offer an enhanced experience from existing and new stereo content, we developed our Neo:6 matrix technology. This technology provides simulated multi- channel playback from stereo content and has been incorporated into home theater, PC (Neo:PC), and car electronics products.

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

        In 2008, the first consumer products were introduced using DTS Surround Sensation, our virtual surround sound technology that allows the playback of 5.1 multi-channel content over two speakers or headphones. Further drawing upon our expertise in surround sound and professional cinema sound, DTS Surround Sensation contains significant psycho-acoustic information that alters human audio perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of a two-speaker system or headphones. This technology also utilizes proprietary algorithms for dialog clarity, soundstage expansion, and bass enhancement to provide listeners with a virtual multi-channel surround sound experience from only two speakers.

        The DTS Neural technologies and products include audio signal processing and optimization for digital broadcasting such as digital radio and HDTV, as well as surround audio encoding and decoding technologies for digital radio, television and gaming. In 2008, Dynamic Image Control Enhancement (DICE) was launched, an innovative consumer electronic post-procession solution for automotive and consumer electronic products that enhance playback of compressed media from external connected sources such as digital radios and portable media players. DICE is the core engineering competency among the DTS Neural technologies in perceptual audio models for digital audio compression.

DTS Core Technology Platform

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

        DTS-HD Audio supports two levels of performance based on the capabilities of the home audio equipment used for playback: DTS-HD Master Audio and DTS-HD High Resolution Audio. DTS HD Master Audio provides up to 7.1 discrete channels and up to 24.5 Mbps for a lossless audio experience. DTS-HD High Resolution Audio provides up to 7.1 channels and up to 6.0 Mbps, a sampling rate that is at least four times that of DVD.

        With DTS-HD Audio, we believe we are well positioned for the future evolution of high quality surround sound. While DTS-HD is generally limited to 7.1 channels of audio in the Blu-ray Disc specifications, the DTS-HD technology is capable of supporting more than 2,000 channels of 32-bit data.

  Coherent Acoustics (DTS ES and DTS 96/24)

        Our Coherent Acoustics technology was designed for the consumer electronics market. This proprietary technology enables delivery of multiple channels of discrete digital audio, typically from two to seven channels. Coherent Acoustics enables consumers to experience high-quality surround sound from their home theater systems, car audio systems, game consoles, and personal computers. Fundamental to the original DTS Coherent Acoustics system is its "core + extensions architecture." This architecture ensures backward compatibility with existing DTS content. The core contains the Coherent Acoustics 5.1-channel 44.1 or 48 kHz DTS decoder. Extensions to the core permit additional channels, data for higher sampling rates, and future enhancements. All Coherent Acoustics decoders make use of the core. Advanced models make use of the core plus some or all of the extension capabilities. Extensions to the DTS core decoder include DTS-ES, the only solution for discrete 6.1 surround sound on DVD which adds a center back channel for added realism, and DTS 96/24, the only extended definition format for DVD which adds higher sampling rates and greater bit resolution for even better sounding audio, particularly with multi-channel music.

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

        We have historically derived the majority of our revenue from licensing our technology for incorporation into home theater products. DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, home-theater-in-a-box systems, DVD players and Blu-ray Disc players. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio systems, personal computers, video games and consoles, portable electronics devices, and digital satellite broadcast products.

  DTS-Express (Low Bit Rate "LBR")

        DTS-Express (LBR) provides low bit rate audio coding for applications with 2 to 5.1 channels, focusing primarily on bandwidth constrained audio applications such as internet, broadcast audio, and secondary audio on Blu-ray Disc players. It can also be utilized by portable devices such as cellular phones, digital music players and flash drives with our Fit to Media and Fit to Stream technologies. DTS-Express is unique in its highly granular scalability. Through the concept of Fit to Media and Fit to Stream, a single encoded audio track can be played back at a variety of lower resolutions (bit rates) than the original encode. For example, an audio track encoded at 256 Kbps could be streamed at 200 Kbps over the Internet or a home network without re-encoding. Its robust design enables DTS-Express to be transfered at variable data rates from the original encoding without pops or pauses in the audio as the available bandwidth changes.

  DTS Neural Surround

        Our Neural Surround technology is an encoder/decoder technology that takes up to 7.1 channels of audio and using advanced techniques, including a feedback loop for optimal encoder performance, encodes the multi-channel audio to stereo while maintaining the surround queues from the discrete digital multi-channel track. The two channel stereo audio can then be broadcast or carried on other media that is limited to stereo tracks. In the home, the DTS Neural Surround decoder then decodes the signal, up to 7.1 channels, providing an experience as close to the original discrete multi-channel audio as is available today. The DTS Neural Surround Decoder is available in home theater and car audio systems.

  •
  DTS Neural Surround—Dynamic Image Control Enhancement (DICE)

          Our Neural Surround DICE technology is a post processing technology for consumer electronics and automotive audio systems that provides simulated surround or multi-speaker image expansion of compressed audio signals such as MP3s, iPods or digital radio signals, to present a full and immersive listening experience while dynamically compensating and effectively masking any digital encoding artifacts typically inherent in such signals.

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

    •
    Dialog Clarity—The DTS algorithm enhances signal clarity to address problems that may occur due to competing signals from speakers and film content that is specifically mixed for cinema playback.

    •
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

    •
    Bass Enhancement—DTS Surround Sensation restores the perception of fundamental low-frequency effects (LFE) by dynamically augmenting harmonics, yielding improved bass performance without the additional hardware costs of adding a subwoofer.

  •
  DTS Envelo

          In 2007, we purchased the assets of Spatializer Audio Laboratories, Inc. or Spatializer, and assumed certain ongoing license contracts. Spatializer was an early pioneer in virtual audio technologies and had developed several technologies optimized for very low processing and memory requirements. This technology has been rebranded as DTS Envelo. In conjunction with DTS Surround Sensation, DTS Envelo addresses a range of product applications, where significant constraints such as low power and low memory capacity exists, to applications where memory, processing power and battery life are less constrained. DTS Envelo is a flexible virtual surround sound solution for portable audio devices, and it is capable of providing a surround sound effect from any input source ranging from mono, stereo, to 5.1 multi-channel.

  DTS Digital Out

        Manufacturers of DVD products can design their products to support the passing of a DTS bitstream to another device, such as an audio/video receiver, that contains a DTS decoder. We refer to this certified pass-through capability as DTS Digital Out. Only devices equipped with a Coherent Acoustics decoder can play back digital multi-channel audio encoded in our format. Similar to our licensing program for decoding technology, our DTS Digital Out trademark licensees typically pay us fees for access to our developer kits and for our certification of their products. Our business model generally provides that we receive per-unit royalties for products manufactured containing our trademark and know how.

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

  Content Creation Products; DTS Master Audio Suite and DTS Surround Audio Suite

        We also market technology for the creation of digital multi-channel audio content. Over the past few years, we have developed and launched a new set of professional audio products to support the launch of DTS-HD. These products include the DTS-HD Master Audio Suite™ (MAS), which is a Mac or PC software suite for encoding, monitoring and editing DTS-HD and digital audio encoding. We also offer our DTS Surround Audio Suite™ (SAS) for Mac or PC for encoding and monitoring DTS Digital Surround audio encodes. Both MAS and SAS are sold to professional audio equipment dealers worldwide. We offer DTS encoding and decoding Software Licensing for integration into third party professional audio software products as well as authoring systems integration. We license our encoding technology to professional and professional/consumer product manufacturers who in turn sell it with or integrate it into their products. MAS and SAS, as well as professional audio and authoring software licensing products, are used primarily by audio post-production, optical disc authoring and surround music mastering facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks for content owners. The content owners include home video producers and distributors, individual music artists, and music labels. We sell, license, and provide a variety of professional audio products and services for content creators/owners. Additionally, we work with partners to better integrate DTS-HD technologies into several Blu-ray Disc professional authoring systems.

  DTS Neural Surround Broadcast tools

        DTS Neural Surround technologies were first deployed on national digital radio broadcast in 2005. Since then, it is widely deployed to enhance legacy stereo content for surround distribution for HDTV and as an effective method of surround audio encoding and decoding that seamlessly interoperate surround sound in a stereo signal without use of a separate data stream. The DTS Neural Surround encoder's unique method embeds and transmits the surround data in the audio waveform itself. So instead of needing to read the surround information from a separate data stream, the DTS Neural Surround decoder analyzes the received audio and extracts the key perceptual spatial cues to reproduce the multi-channel representation from the encoded stereo signal. This has significant benefits for distribution of content that needs to be presented in high quality stereo and surround from the same source in real time which is increasingly the case for digital radio and any live-for-TV production, such as sports programming.

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

        It is our general practice to file patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. Many of our more substantive patents have expiration dates ranging from 2015 to 2018. We also have a number of patents and patent applications that span both consumer products and cinema applications. These rights primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

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

Customers

  Consumer Electronics Products Manufacturers

        We have licensed our technologies or our trademarks to substantially all of the major consumer electronics product manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronics products worldwide. One customer accounted for 19% of revenues for the year ended December 31, 2008.

  Semiconductor Manufacturers

        We have licensed to a substantial number of the major semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees.

  Content Providers

        We have also sold and/or provided our technologies to many of the leading home video and music content providers. To date, thousands of DVD titles have been produced with DTS digital multi-channel audio tracks. Hundreds of Blu-ray Disc titles have also been produced using DTS audio tracks.

Sales, Marketing, and Support

        We have a licensing team headquartered in Limerick, Ireland that markets our technology directly to large consumer electronics product manufacturers and semiconductor manufacturers. This team also includes employees located in the United States, China, Hong Kong, Japan, Northern Ireland, South Korea and Taiwan. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers, we can enhance our sales and business development efforts.

        We market our digital sound encoding equipment directly to the content providers and audio professionals serving the consumer electronics market. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronic products.

Research and Development

        We have a group of 55 engineers and scientists, including nine PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Agoura Hills, California and at our facilities in Bangor, Northern Ireland, Vancouver, Canada, Seattle, Washington and San Jose, California.

        Our research and development expenses totaled approximately $6.9 million during 2006, $6.5 million during 2007, and $6.9 million during 2008. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

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

        We believe the market for audio and audio/video products is very standards driven and our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory, where possible. We believe our standards involvement also provides us early visibility into future opportunities.

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

        As members of the DVD Forum and Blu-ray Disc Association, we are specifically involved in several working groups and expert groups, and have obtained mandatory status in the Blu-ray Disc format. For DVD, we have obtained optional status for our Coherent Acoustics technology. Through our participation in standards setting, we have expanded the supported specification of our codec, increasing the audio quality and number of channels.

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

  •
  timeliness and relevance of new product introductions; and

  •
  relationships and distribution network for North American broadcasters, satellite radio operators, production and post production operators providing content for digital broadcast.

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

        We believe there are significant barriers to entry in the consumer electronics products market, as the standards relating to DVD are well established and support a limited number of technologies including DTS Coherent Acoustics. We have obtained mandatory status in the Blu-ray Disc format.

Employees

        As of December 31, 2008, we had 193 employees, which includes 55 employees classified on our income statement as research and development, 5 employees classified in cost of revenue, and 133 classified as selling, general and administrative. Of the 193 total employees, 127 work in the United States and 66 work in our various international locations, including 30 in Asia and 29 in Europe. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and information technology and administration organizations.

Recent Developments

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by us related to our Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of our patents are unenforceable. We dispute Zoran's allegations and intend to defend the lawsuit vigorously. On October 29, 2008, we filed a motion to compel arbitration and dismiss this action for failure to state a claim, which motion was granted in part with respect to all arbitrable issues and denied with respect to non-arbitrable issues. Arbitration is scheduled to begin in late April 2009. On November 21, 2008, we filed suit against Zoran Corporation in the Superior Court for the State of California, County of Los Angeles, Northwest District for breach of contract and unfair competition.

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural and its stockholders providing for the sale to us of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by us of certain liabilities of Neural. The sale was consummated the same day. Pursuant to the terms of this agreement, we paid cash consideration of approximately $7.5 million at closing and could pay up to an additional $7.5 million in additional cash consideration over the next five years based on performance of certain of the acquired assets.

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

Risks Related to Our Business

  We do not expect sales of DVD players to sustain their past growth rates. Our business is highly dependent on the growth in Blu-ray Disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of DVD players and home theater systems level off or decline, consumer adoption of Blu-ray Disc products fails to materialize or does not materialize as quickly as we expect, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD players and home theater systems incorporating our technologies. As the markets for DVD players mature, we expect sales of DVD players to decline. To the extent that sales of DVD players and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of Blu-ray Disc players has only just begun. While Toshiba Corporation has previously announced its decision to discontinue sales and marketing of HD-DVD players, they and others continue to manufacture and sell DVD players with upscaling features that aim to enhance the image quality. The existence of both Blu-ray Disc players and upscaling DVD players can lead to consumer confusion and potentially slow the adoption of Blu-ray Disc players. The slow adoption by consumers of Blu-ray Disc players, as well as the inability of DVD players to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with DVD players and home theater systems. Even with the resolution of the competing disc format conflict in early 2008, the rate of consumer adoption and ultimate penetration of Blu-ray Disc players is uncertain and may be slower than past growth rates of DVD players. In addition, if new technologies are developed for use with DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

  Economic downturns could disrupt and materially harm our business.

        Negative trends in the general economy could cause a downturn in the market for our technology, products and services. The current and continuing financial disruption affecting the banking system, housing market and financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis could adversely affect our operating results if it results, for example, in the insolvency of a key customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending. Any reduction in consumer confidence or disposable income in general may negatively affect the demand for consumer electronics products that incorporate our digital audio technology. For example, the automotive industry suffered a significant slowdown in 2008 and prospects have not improved in 2009. The incorporation of our technologies into car audio products has accounted for a significant portion of our revenue. In 2008, we derived more than 16% of our revenue from car audio related products and services, but the current state of the automotive industry may result in a substantial decrease in that portion of our revenue in 2009.

        We cannot predict other negative events that may have adverse effects on the global economy in general and the consumer electronics industry specifically. However, the factors described above and such unforeseen events could negatively affect our revenues and operating results.

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

  •
  our patents may be challenged, found unenforceable or invalidated by our competitors;

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

        As a result, our means of protecting our intellectual property rights and brands may not be adequate. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Enforcement, including infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources. In addition, we have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be lawfully produced and sold without a license.

  Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards. Maintaining and strengthening our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to continue to provide high quality products and services, and to manage a brand transition in connection with the sales of our digital images and cinema businesses in 2008, which we may not do successfully. For example, if customers of the sold businesses do not receive the same level of service from the new owners, this may adversely affect our brand to the extent divested assets display our trademarks or are otherwise associated with our brand. We may be required to expend substantial resources to ensure our reputation for high quality products and technologies is not harmed as a result of actions or inaction on the part of the new owners. In addition, these efforts may divert management attention from our current business.

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

        In addition to the litigation risks mentioned elsewhere in this report, as described in Item 3 "Legal Proceedings" in Part I of this Form 10-K, we are currently engaged in a litigation matter with Zoran Corporation. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technology in particular ways or at all. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed. In addition, any protracted litigation could divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. Its technology has been incorporated in significantly more DVD players than our technology. It has also achieved mandatory standard status in product categories that we have not, including DVD, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi- channel audio technology to consumer electronics products manufacturers.

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

        We are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology in their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD and Blu-ray Disc players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

        Most of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing arrangements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled or may endure significant expense to obtain compliance.

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

  •
  expand and defend our intellectual property portfolio;

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

        In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given the continuing credit crisis and downturn in the overall global economy. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

  We have a limited operating history in our new and evolving markets.

        Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. More recently, we have entered into the "virtual" surround space with the asset acquisition of Spatializer Laboratories, Inc., Neural Audio Corporation and internal development of technology that we have branded DTS Surround Sensation. We do not have experience in this specific segment of the market and it is dominated by existing technologies from companies including Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in ten countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales. For the year ended December 31, 2008, over 91% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

  •
  unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

  •
  tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

  •
  difficulties in attracting and retaining qualified personnel and managing foreign operations;

  •
  competition from foreign companies;

  •
  dependence on foreign distributors and their sales channels;

  •
  longer accounts receivable collection cycles and difficulties in collecting accounts receivable;

  •
  less effective and less predictable protection and enforcement of our intellectual property;

  •
  changes in the political or economic condition of a specific country or region, particularly in emerging markets;

  •
  fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange;

  •
  potentially adverse tax consequences; and

  •
  cultural differences in the conduct of business.

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

        An important strategy of ours is to expand our business operations in China. However, we may be unsuccessful in implementing this strategy as planned or at all. Factors that could inhibit our successful expansion into China include its historically poor recognition of intellectual property rights and poor performance in stopping counterfeiting and piracy activity as well as enforcing judgments. If we are unable to successfully stop unauthorized use of our intellectual property and assure compliance by our Chinese licensees, we could experience increased operational and enforcement costs both inside and outside China.

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

        We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. For example, the introduction of Blu-ray Disc players may result in an overall near-term slowdown in our business as sales of DVD players slow in anticipation of purchasing Blu-ray Disc products, but purchases of Blu-ray Disc products are in an early-adopter only phase. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, economic down turns, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2008, one customer accounted for 19% of revenues from our continuing operations. Although we have agreements with many of these customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 federal income tax return and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

  Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in DVD and Blu-ray Disc. In the standard for Blu-ray Disc, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

  We may be subject to claims and lawsuits by third parties in connection with the previously sold digital images and digital cinema businesses that may result in adverse outcomes to our business.

        In the second quarter of 2008, we sold the digital images and digital cinema businesses. Although the acquirers assumed liabilities relating to those businesses, we may be subject to claims and lawsuits by third parties, including former vendors, employees and consultants of ours, related to actions or inaction by an acquirer. In addition, we agreed to indemnify the acquirers against specified losses in connection with the sold businesses and retain responsibility for various legal liabilities that accrued prior to closing. If an acquirer makes an indemnification claim or a third party commences an action against us or an acquirer, we may incur substantial expense and our management may have to devote a substantial amount of time resolving such claims or defending against such actions, which could harm our business, operating results and financial condition. In addition, we may be required to expend substantial resources trying to determine which party has responsibility for a claim, even if we are ultimately found to be not responsible.

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

        As a result of a combination of internal growth and growth through acquisitions, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part on the ability of our management team to manage any growth effectively. This will require our management to:

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

  •
  resolution of significant litigation in a manner adverse to our business;

  •
  our sale of common stock or other securities in the future;

  •
  conditions and trends in technology industries;

  •
  changes in market valuation or earnings of our competitors;

  •
  the trading volume of our common stock;

  •
  announcements of potential acquisitions;

  •
  the adoption rate of new products incorporating our or our competitors' technologies, including Blu-ray Disc players;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal offices are located in Agoura Hills, California, where we lease approximately 47,000 square feet. This space is leased under two different leases, one of which expires in August 2009 and the other of which expires in November 2009. During November 2008, we purchased certain real property in Calabasas, California and an approximately 89,000 square foot building, which is planned to be used as our new corporate headquarters beginning in the fourth quarter of 2009. We also lease smaller facilities in other locations including the United States, Republic of Ireland, Canada, China, Northern Ireland, Japan and Taiwan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by us related to our Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of our patents are unenforceable. We dispute Zoran's allegations and intend to defend the lawsuit vigorously. On October 29, 2008, we filed a motion to compel arbitration and dismiss this action for failure to state a claim, which motion was granted in part with respect to all arbitrable issues and denied with respect to non-arbitrable issues. Arbitration is scheduled to begin in late April 2009. On November 21, 2008, we filed suit against Zoran Corporation in the Superior Court for the State of California, County of Los Angeles, Northwest District for breach of contract and unfair competition.

        We are not currently a party to any other material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the Nasdaq National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low
2007
First Quarter	$25.85	$21.79
Second Quarter	$25.00	$21.11
Third Quarter	$30.40	$20.44
Fourth Quarter	$34.12	$21.01
2008
First Quarter	$29.19	$19.98
Second Quarter	$35.99	$24.13
Third Quarter	$33.87	$25.95
Fourth Quarter	$28.45	$12.61

        As of January 30, 2009 there were approximately 2,500 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933.

 STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index for the five fiscal year period ending December 31, 2008, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2003 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008
DTS, Inc.	$100.00	$81.53	$59.94	$97.97	$103.56	$74.32
Russell 2000 Index	100.00	117.49	121.40	142.12	135.10	88.09
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

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

        On February 21, 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through November 25, 2008, all shares of common stock under this authorization were repurchased for an aggregate cost of $18.9 million.

        All shares repurchased under these authorizations are accounted for as treasury stock.

        Stock repurchase activity during the quarter ended December 31, 2008 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2008 through October 31, 2008	459,600	(1)	$17.62		459,600	368,000
November 1, 2008 through November 30, 2008	368,978	(1)(2)	$15.87		368,000	—
December 1, 2008 through December 31, 2008	—		—		—	—

Total	828,578		$16.84	(3)	827,600	—

Notes:

(1)
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

(3)
Represents weighted average price paid per share during the quarter ended December 31, 2008.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with historical selected consolidated financial data of DTS, Inc. and its subsidiaries. We derived the following historical data from our audited consolidated financial statements. It is important that you read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

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

	For the Years Ended December 31,
	2004	2005		2006(2)	2007		2008
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$41,886	$48,180		$50,039	$53,073		$60,238
Cost of revenue	2,488	2,573		2,082	1,276		1,179

Gross profit	39,398	45,607		47,957	51,797		59,059
Operating expenses:
Selling, general and administrative	20,248	24,218		29,803	33,116		36,794
Research and development	3,268	5,824		6,861	6,473		6,924
In-process research and development	—	—		—	—		1,090	(5)
Restructuring costs	—	—		3,758 (3)	—		—

Total operating expenses	23,516	30,042		40,422	39,589		44,808

Income from operations	15,882	15,565		7,535	12,208		14,251
Interest and other income, net	924	2,141		4,954	2,704		2,418
Income from legal settlement	2,601	—		—	—		—

Income from continuing operations before income taxes	19,407	17,706		12,489	14,912		16,669
Provision for income taxes	7,525	5,777		2,896	5,310		7,158

Income from continuing operations	11,882	11,929		9,593	9,602		9,511
Income (loss) from discontinued operations, net of tax	(1,906)	(4,021	)(1)	(6,569)	(30,041	)(4)	1,856	(6)

Net income (loss)	$9,976	$7,908		$3,024	$(20,439)		$11,367

Net income (loss) per common share:
Basic:
Continuing operations	$0.70	$0.69		$0.54	$0.54		$0.54
Discontinued operations	(0.11)	(0.23)		(0.37)	(1.69)		0.10

Net income (loss)	$0.59	$0.46		$0.17	$(1.15)		$0.64

Diluted:
Continuing operations	$0.65	$0.65		$0.52	$0.52		$0.52
Discontinued operations	(0.10)	(0.22)		(0.36)	(1.63)		0.11

Net income (loss)	$0.55	$0.43		$0.16	$(1.11)		$0.63

Weighted average shares used to compute net income (loss) per common share:
Basic	16,866	17,321		17,623	17,745		17,641

Diluted	18,143	18,310		18,401	18,418		18,145

(1)
Includes the results of operations for DTS Digital Images, Inc., which we acquired in January 2005. Also includes $2.3 million for in-process research and development related to this acquisition.

(2)
Includes $20, $1,727 and $222 in cost of goods sold, selling, general and administrative and research and development, respectively, due to the adoption of SFAS No. 123(R), "Share-Based Payment" on January 1, 2006. For additional information regarding SFAS No. 123(R), refer to Footnote 14 of our consolidated financial statements, "Stock-Based Compensation."

(3)
Includes $3,000 and $758 for the early termination of a business agreement and the write-down of DTS Entertainment inventory and other assets, respectively. For additional information regarding these restructuring costs, refer to Footnote 3 of our consolidated financial statements, "Restructuring Costs."

(4)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the Cinema and Digital Images businesses comprising discontinued operations to fair value, less costs to sell. For additional information, refer to Footnote 13 of the consolidated financial statements, "Discontinued Operations."

(5)
This write-off of in-process research and development relates to the business acquisition from Neural Audio Corporation. For additional information regarding this business combination, refer to Footnote 10 of our consolidated financial statements, "Business Combination."

(6)
Includes a $5.0 million pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. Also, includes a pre-tax loss of $2.1 million for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 13 of our consolidated financial statements, "Discontinued Operations."

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$113,801	$107,578	$108,760	$85,402	$68,023
Working capital	125,573	122,763	120,510	100,220	76,773
Total assets	144,689	158,254	168,200	138,217	137,678
Total long-term liabilities	—	1,917	1,466	2,716	3,783
Total stockholders' equity	134,766	144,090	153,816	120,812	125,289

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, DVD players, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies and music content.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 14% for the year ended December 31, 2008, compared to the same prior year period, and exceeded the expected range of $55.0 to $59.0 million.

  •
  Royalties from Blu-ray product markets increased 127% for the year ended December 31, 2008, compared to the same prior year period.

  •
  Gross profit percentage for the year ended December 31, 2008 remained at 98%, compared to the same prior year period.

  •
  Selling, general and administrative expenses were within 60% to 62% as a percentage of revenues for each of the three years ended December 31, 2008.

  •
  Research and development expenses have decreased as a percentage of revenues for the years ended December 31, 2008 and 2007, compared to the same prior year periods.

  •
  Income from operations for the year ended December 31, 2008, increased to 24% of revenue, and it included a $1.1 million charge for in-process research and development associated with a business combination.

  •
  Diluted earnings per share from continuing operations for the year ended December 31, 2008, compared to the same prior year period, remained at $0.52 and within our expected range.

Sale of Businesses

        We completed the sale of our digital images and digital cinema businesses in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from each of these sales were $7.5 million and $3.3 million, respectively, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2.1 million during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax.

Property Acquisition

        On November 7, 2008, we purchased certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that property, which shall be used as our new corporate headquarters later in 2009 for an aggregate purchase price of $15.6 million.

Repurchases of Common Stock

        During the year ended December 31, 2008, pursuant to a February 2008 authorization by our Board of Directors, we repurchased one million shares of our common stock for an aggregate of $18.9 million.

Business Acquisition

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural Audio Corporation ("Neural") and its stockholders providing for the sale to us of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by us of certain liabilities of Neural. The sale was consummated the same day. Pursuant to the terms of the agreement, we paid cash consideration of approximately $7.5 million at closing and could pay up to an additional $7.5 million in additional cash consideration over the next five years based on performance of certain of the acquired assets.

Correction of Error

        In the second quarter of 2008, errors were identified in our income tax provision and benefit related to discontinued operations for the quarters ended December 31, 2007 and March 31, 2008, respectively. These errors related to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1.8 million. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. The errors and their correction are solely the result of originations and reversals of deferred tax differences. We concluded that the errors were not material to the financial statements for 2007 and are not material to the results for the full year 2008, and as such, corrected these errors in the second quarter of 2008. The impact for the full year 2008 was to increase income from discontinued operations and net income by $1.8 million.

Trends, Opportunities, and Challenges

        Our revenue is primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio, personal computer, portable electronics and video game markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for Blu-ray Disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology in the Blu-ray Disc standard, our revenue growth should closely track the growth rate for sales of these players over the next several years. We expect that the market for Blu-ray Disc players will yield new growth that provides an offset to the expected further decline in DVD player shipments. Further, we believe that mandatory inclusion in Blu-ray Disc standard will help to improve the adoption rate of our technologies in other consumer products such as video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

        While we are optimistic about the expected growth in Blu-ray Disc products over the next several years, we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. Factors that could potentially affect this growth in the near term include the pace of consumer adoption of these products, product pricing, manufacturer redesign cycles, content availability, and the impact of the current economic downturn on consumer buying patterns.

        We believe the market for virtual surround sound technologies is growing. DTS Surround Sensation is a suite of virtual surround sound technologies that allows the playing of simulated 5.1 multi-channel content over two speakers or headphones. DTS Surround Sensation contains significant psycho-acoustic information that alters human perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional sound field that exceeds the limitations of just two speakers, producing a surround sound experience.

        We view our recent business acquisition from Neural as an excellent opportunity for us to leverage our high quality branded technology, and this acquired business places us solidly into the broadcast (both radio and television) market and helps to solidify our position in the car and game markets.

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

    Revenues from licensing audio technology, trademarks, and know-how are generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue, since we cannot reliably estimate the amount of revenue earned prior to our receipt of such reports. Generally, consumer electronics manufacturing activities are lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. The third and fourth quarters are typically the strongest in terms manufacturing output as our technology licensees increase their manufacturing output to prepare for the holiday buying season. Since recognition of revenues in our business generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. In general, the introduction and inclusion of DTS technologies in new and rapidly growing markets can have a material effect on quarterly revenues and profits, and can distort the moderate seasonality described above.

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

  •
  Impairment of Long-Lived Assets and Intangibles.  We periodically assess potential impairments of our long-lived assets and intangibles in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. We believe this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets which could have a material impact on our results of operations. To date there has been no impairment of long lived assets or intangible assets for continuing operations.

  •
  Stock-based Compensation.  Stock-based compensation charges are based upon the fair value of each option on the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk free interest rate, expected lives, dividend yield, and the expected volatility of our stock. In March 2005, the SEC issued SAB No. 107, "Share-Based Payment," relating to SFAS No. 123(R), "Share-Based Payment." We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R). We believe this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in expenses that could have a material impact on our results of operations.

  •
  Income taxes.  We must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. As of December 31, 2008, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, which could have a material impact on our results of operations.

    We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

    Other long-term liabilities, at December 31, 2007 and 2008, includes unrecognized tax benefits of $2.2 million and $3.5 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued each year.

Segment and Geographic Information

        Prior to 2007, we operated our business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. In January 2007, we combined our Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, our Board of Directors approved a plan to sell the DTS Digital Cinema business. Due to this plan of sale, DTS Digital Cinema has been classified as discontinued operations for all periods presented and excluded from the following segment and geographic information. Also, the business acquisition from Neural has been combined with our Consumer business. Therefore, our continuing business operates as a single reporting unit previously known as the Consumer business.

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2006	2007	2008
United States	$4,569	$4,474	$5,160
Japan	18,198	24,426	31,535
Taiwan	10,309	675	1,797
South Korea	7,847	14,281	12,735
Other international	9,116	9,217	9,011

Total international	45,470	48,599	55,078

Total revenues	$50,039	$53,073	$60,238

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region (in thousands):

	As of December 31,
	2006	2007	2008
United States	$5,550	$5,291	$22,461
International	432	570	1,317

Total long-lived tangible assets	$5,982	$5,861	$23,778

Results of Operations

Revenues

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	$	%	$	%
	($ in thousands)
Revenues	$60,238	$53,073	$50,039	$7,165	14%	$3,034	6%

        The increase in revenues for the year ended December 31, 2008, compared to the same prior year period, was primarily due to increased Blu-ray related royalties. These royalties comprised 17% and 8% of total revenue for the years ended December 31, 2008 and 2007, respectively. In dollar terms, these royalties were up nearly 127% for the year ended December 31, 2008, compared to the same prior year period, as sales of stand-alone Blu-ray players and Blu-ray enabled PCs are now supplementing the revenues from game consoles which have for the past year constituted the majority of Blu-ray product shipments. In addition, revenues from the car audio market increased 28% during the year ended December 31, 2008, compared to the same prior year period, which included royalty recoveries from intellectual property compliance and enforcement activities in this market. Also, we have continued to see growth in the virtual surround sound and broadcast markets. Partially offsetting our increase in revenues for the year ended December 31, 2008, compared to the same prior year period, was a decrease in revenues from the standard definition audio market, which resulted primarily from a decrease in royalty recoveries from intellectual property compliance and enforcement activities in this market. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format. We also expect revenues to grow as a result of our recent business acquisition from Neural.

        Revenues for the year ended December 31, 2007 increased compared to the year ended December 31, 2006, primarily due to increased revenues from the car audio market and the inclusion of new revenue streams from the Blu-ray Disc and HD-DVD markets. Revenues from the car audio market increased more than 45% during the year ended December 31, 2007, compared to the same period in the prior year. Additionally, new revenue streams from the Blu-ray Disc and HD-DVD markets comprised 8% of total revenue for the year ended December 31, 2007. These increases in revenue were partially offset by a $3.9 million decrease in royalty recoveries from intellectual property compliance and enforcement activities.

Gross Profit

	Years Ended December 31,						Percentage point in gross profit margin relative to prior year
	2008		2007		2006
	$	%	$	%	$	%	2008 vs. 2007	2007 vs. 2006
	($ in thousands)
Gross Profit	$59,059	98%	$51,797	98%	$47,957	96%	0%	2%

        Gross profit percentage for the years ended December 31, 2008 and 2007, remained consistent.

        Gross profit percentage for the year ended December 31, 2007 increased, compared to the year ended December 31, 2006, primarily due to a reduction of recognized prepaid production costs for DTS Entertainment, which were substantially written-off in the fourth quarter of 2006.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2008	$36,794	61%	$3,678	11%
2007	$33,116	62%	$3,313	11%
2006	$29,803	60%

        The dollar increase in SG&A expenses for the year ended December 31, 2008, compared to the same prior year period, is primarily due to a $2.9 million increase in employee related costs, including a $1.2 million increase in stock-based compensation expense related to additional employee equity grants since the prior year period and additional costs associated with increased headcount for expanded foreign operations. In addition, advertising expenses increased $0.6 million for the year ended December 31, 2008, compared to the same prior year period, primarily due to newer technology initiatives and international expansion.

        SG&A expenses increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to increases in incentive-based compensation and stock-based compensation expense related to additional employee equity grants since December 31, 2006, increased headcount and other employee related costs. We also incurred additional depreciation in 2007 relating to our implementation of our enterprise resource planning system, or ERP.

        We expect SG&A expenses to continue to increase, primarily due to the inclusion in 2009 of costs related to our business acquisition from Neural on December 31, 2008, and to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2008	$6,924	11%	$451	7%
2007	$6,473	12%	$(388)	(6)%
2006	$6,861	14%

        The dollar increase in R&D expenses for the year ended December 31, 2008, compared to the same prior year period, is primarily due to a $0.4 million increase in employee related costs for an expanded workforce to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc. We intend to continue to invest in R&D to support our broadening product development agenda and ongoing support of the rollout of the Blu-ray Disc format. In addition, the inclusion of the R&D expenses from the business acquisition from Neural will result in an increase in R&D expenses in 2009.

        R&D expenses decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreases in outside consultant related costs and expense reimbursements under certain research grants, partially offset by increases in employee related expenses, which includes incentive-based compensation and stock-based compensation.

In-Process Research and Development

        In-process research and development of $1.1 million for the year ended December 31, 2008, relates to development projects that had not reached technological feasibility, were of no future alternative use and which were expensed upon consummation of the acquisition of assets used in the conduct of Neural's audio technology business by us and the assumption by us of certain liabilities of Neural. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by Neural concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired in-process research and development. Key assumptions for in-process research and development included a discount rate of 55% and estimates of revenue growth, cost of sales, operating expenses and taxes.

        There were no in-process research and development expenses for the years ended December 31, 2007 and 2006.

Restructuring Costs

        There were no restructuring costs in 2008 and 2007. Restructuring costs for the year ended December 31, 2006, were $3.8 million. These costs relate to two components: (i) the buy out of a commission agreement for licensing intellectual property in the China market and (ii) the write-down of DTS Entertainment inventory and other assets.

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

        During 2006, we wrote-down $0.8 million of DTS Entertainment inventory and other assets as part of our restructuring effort to redirect the focus of our DTS Entertainment group away from the production and sale of DVD-audio discs toward supporting content providers in their adoption of DTS technologies.

Interest and Other Income, Net

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	$	%	$	%
	($ in thousands)
Interest and other income, net	$2,418	$2,704	$4,954	$(286)	(11)%	$(2,250)	(45)%

        The decrease in interest and other income, net, for the year ended December 31, 2008, compared to the same prior year period, is primarily the result of the following offsetting activities. During the current year period, we had lower average invested balances as a result of our stock repurchases during the 2007 and 2008, and the purchase of real property and a building located thereon in 2008 to be used as our new corporate headquarters later in 2009. We also experienced lower average interest rates as a result of a less favorable interest rate environment. During the prior year period, a $0.7 million correction reduced interest income in order to correct our accrued interest income balances related to 2005 and 2006.

        Interest income, net, decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower average invested balances as a result of our stock repurchases during the second and third quarters of 2007, and from a greater focus on tax exempt investments in 2007, which have lower nominal interest rates, but greater after-tax yields. Additionally, we recorded an adjustment in the first quarter of 2007 to correct an error. In the first quarter of 2007, management identified an error in our accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $0.7 million. The correction has decreased income from continuing operations before income taxes by $0.7 million and income from continuing operations by $0.5 million for the year ended December 31, 2007. Although this correction was an out-of-period adjustment, management determined that the effect on previously filed reports was not material.

Income Taxes

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Provision for income taxes	$7,158	$5,310	$2,896
Effective tax rate	43%	36%	23%

        The effective tax rate for 2008 and 2007 differed from the U.S. statutory rate of 35% primarily due to the effect of different tax rates in foreign jurisdictions and reserves for federal and state audits, partially offset by tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        The abnormally low 2006 tax expense in relation to our income before tax is due to large amounts of favorable discrete items recorded in the tax provision for 2006. These discrete items include, among other things, the favorable resolution with the Internal Revenue Service relating to extraterritorial income exclusion, large amounts of tax exempt interest, and SFAS No. 123(R) deductions. These favorable items were partially offset by our foreign tax rate differential.

        Our rates have historically differed from statutory rates due to varying foreign tax rates, tax exempt interest, and research and development credits.

Results of Discontinued Operations

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	$	%	$	%
	($ in thousands)
Income (loss) from discontinued operations, net of tax	$1,856	$(30,041)	$(6,569)	$31,897	(106)%	$(23,472)	(357)%

        Our digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from these sales were $7.5 million and $3.3 million, respectively. The net assets held for sale of these businesses have been eliminated from our balance sheet as of the respective sale dates, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2.1 million during this period. This pre-tax loss results primarily from settlement and severance obligations of ours and working capital adjustments that were determined subsequent to the closing of the sale of the digital cinema business, in addition to losses from operations during the partial quarterly period from April 1, 2008 through the closing of the sale.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the business sales, the current year period is not comparable to the same prior year period.

        The results of discontinued operations for the year ended December 31, 2008 includes a charge of $24.7 million to reduce the carrying value of the assets held for sale to fair value, less costs to sell.

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2008, we had cash, cash equivalents, and short-term investments of $68.0 million, compared to $85.4 million at December 31, 2007. Due to auction failures in the auction rate security markets, we classified $2.2 million of our auction rate security holdings as long-term investments on the consolidated balance sheet as of December 31, 2008. We classified the remaining $3.0 million of our auction rate security holdings as short-term investments due to redemption or liquidation that occurred in January 2009. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash provided by operating activities was $5.4 million and $20.0 million for the years ended December 31, 2006 and 2008, respectively. Cash used in operating activities was $2.1 million for the year ended December 31, 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The increase in operating cash flows during the year ended December 31, 2008, compared to the same prior year period, results largely from income from operations and the increase in collections of accounts receivable. Net cash provided by operating activities during the year ended December 31, 2008 was also impacted by the reduction of working capital as a result of the sales of the digital images and digital cinema businesses during the second quarter of 2008. During the year ended December 31, 2007, an increase in accrued licensing revenues from Blu-ray Disc and other next generation based products resulted in a decrease in cash flows from accounts receivable for this period. We first began to receive licensing revenues from next generation based products during the first quarter of 2007.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Cash used in investing activities totaled $24.5 million and $18.5 million for the years ended December 31, 2006 and 2008, respectively. Cash provided by investing activities totaled $38.1 million for the year ended December 31, 2007. Cash used in investing activities for the year ended December 31, 2008 consists primarily of capital expenditures associated with the purchase of certain real property and a building located thereon to be used as our new corporate headquarters later in 2009. For additional information, see the "Property Acquisition" discussion below. The primary source of investing cash flow for the year ended December 31, 2007 was proceeds from sales and maturities of our investments, net of purchases.

        For the year ended December 31, 2006, cash provided by financing activities was $2.9 million, and consists of the exercise of stock options and related tax benefits and sales of stock under our employee stock purchase plan, or ESPP. For the years ended December 31, 2007 and 2008, cash used in financing activities was $17.3 million and $11.7 million, respectively, and primarily consisted of treasury stock purchases partially offset by exercise of stock options and related tax benefits and sales of stock under our ESPP.

  Repurchases of Common Stock

        In February 2008, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the year ended December 31, 2008, we repurchased one million shares of our common stock under this authorization for an aggregate of $18.9 million. All shares repurchased under this authorization are accounted for as treasury stock.

  Sales of Businesses

        On April 4, 2008, we entered into a Stock Purchase Agreement providing for the sale of the digital images business to Reliance Big Entertainment Private Limited. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, we received cash consideration of approximately $7.5 million.

        On May 9, 2008, we entered into an Asset Purchase Agreement providing for the sale of substantially all of the assets used predominantly in the conduct of the digital cinema business to Beaufort California, Inc., a member of Beaufort International Group Plc. in England, and the assumption by Beaufort of certain liabilities of the digital cinema business. The sale was consummated the same day. Pursuant to the terms of the agreement, we received cash consideration of approximately $3.3 million upon the closing of this sale, and we could receive an additional $11.7 million in additional consideration. For the purposes of measuring the pre-tax loss on this sale, we have not attributed any fair value to the potential additional consideration. The cash proceeds received from this sale have been partially offset by settlement and ongoing severance obligations and costs to sell.

        We are no longer funding the digital images or digital cinema businesses due to the closing of the sales transactions in April and May of 2008, respectively.

  Property Acquisition

        On August 28, 2008, we entered into a Purchase and Sale Agreement with Countrywide Home Loans, Inc., a New York corporation, pursuant to which we agreed to purchase and Countrywide agreed to sell, subject to the terms of the Purchase and Sale Agreement, certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that property, which shall be used as our new corporate headquarters later in 2009. On November 7, 2008, we purchased this real and personal property for an aggregate purchase price of $15.6 million. Additionally, we may incur approximately $10.0 million to $15.0 million in capitalized and non-capitalized costs during 2009 for the relocation and build-out of this new location. Through December 31, 2008, we have capitalized $1.9 million of these costs in addition to the aggregate purchase price.

  Business Acquisition

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural and its stockholders providing for the sale to us of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by us of certain liabilities of Neural. The sale was consummated the same day. Pursuant to the terms of this agreement, we paid cash consideration of approximately $7.5 million at closing and could pay up to an additional $7.5 million in additional cash consideration over the next five years ($1.5 million per year) based on performance of certain of the acquired assets.

  Zoran Litigation

        As a result of our ongoing litigation with Zoran Corporation, we expect to incur $2.0 million to $4.0 million in legal fees and expenses during the first two quarters of 2009. For additional information, see "Legal Proceedings" in Item 3 of Part I of this report.

  Auction Rate Securities

        As of December 31, 2008, we held approximately $5.2 million in auction rate securities. Due to events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at December 31, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2008, we owned $5.2 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        To date, $3.0 million of these securities, which have been redeemed or liquidated, were classified as short-term investments on the consolidated balance sheet as of December 31, 2008. Due to our belief that it may take until January 2011 to liquidate the remaining securities, $2.2 million of our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2008.

        To date, we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate securities to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period.

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given the continuing crisis in the financial markets, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Contractual Obligations and Commitments

        Future payments due under non-cancelable lease obligations and commitments at December 31, 2008 are described below (in thousands):

	2009	2010	2011	2012	2013	2014 and thereafter	Total
Operating leases	$1,176	$303	$175	$172	$171	$1,845	$3,842

        The above table does not include contingent consideration that may be paid pursuant to the business acquisition from Neural. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable over the next five years.

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

        As of December 31, 2008, our total amount of unrecognized tax benefits was $3.5 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to the "Recent Accounting Pronouncements" discussion at Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to events in the credit markets, the auctions for our auction rate security instruments failed during 2008. We attribute the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at December 31, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating. On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2008, we owned $5.2 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value. To date, $3.0 million of these securities, which have been redeemed or liquidated, were classified as short-term investments on the consolidated balance sheet as of December 31, 2008. Due to our belief that it may take until January 2011 to liquidate the remaining securities, $2.2 million of our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2008. To date, we have collected all interest receivable on our auction rate security instruments when due and expect to continue to do so in the future. We have also successfully redeemed or sold some of the securities subject to failed auctions at par or cost, with no losses. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2008. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of December 31, 2008, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.7 million on our income before income taxes.

        During the year ended December 31, 2008, we derived over 91% of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in seven countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during 2008. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $12.7 million in 2008. Based upon the expenses for 2008, a 1% change in foreign currency rates throughout a one-year period would not have a significant impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2008, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying consolidated balance sheet of DTS, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DTS, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Diego, California
March 6, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DTS, Inc.

        We have audited DTS, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DTS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DTS, Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, DTS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of DTS, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and our report dated March 6, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DTS, Inc.:

        In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statement of operations, stockholders' equity and cash flows for each of two years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of DTS, Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions, as of January 1, 2007.

PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2008

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2008
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,523	$25,658
Short-term investments	49,879	42,365
Accounts receivable, net of allowance for doubtful accounts of $81 and $64 at December 31, 2007 and 2008, respectively	8,675	8,835
Deferred income taxes	8,776	4,644
Prepaid expenses and other current assets	1,342	1,410
Income taxes receivable, net	2,085	2,467
Assets of discontinued operations held for sale	8,629	—

Total current assets	114,909	85,379
Property and equipment, net	5,861	23,778
Intangible assets, net	2,387	7,557
Goodwill	—	972
Deferred income taxes	8,584	13,145
Long-term investments	—	6,347
Other assets	3,019	500
Assets of discontinued operations held for sale	3,457	—

Total assets	$138,217	$137,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,068	$1,448
Accrued expenses and other liabilities	6,118	7,158
Liabilities of discontinued operations held for sale	7,503	—

Total current liabilities	14,689	8,606
Other long-term liabilities	2,242	3,783
Liabilities of discontinued operations held for sale	474	—
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2007 and 2008; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2007 and 2008; 18,669 and 19,290 shares issued at December 31, 2007 and 2008, respectively; 17,669 and 17,290 shares outstanding at December 31, 2007 and 2008, respectively	2	2
Additional paid-in capital	140,008	151,894
Treasury stock, at cost—1,000 and 2,000 shares at December 31, 2007 and 2008, respectively	(22,670)	(41,608)
Accumulated other comprehensive income	193	355
Retained earnings	3,279	14,646

Total stockholders' equity	120,812	125,289

Total liabilities and stockholders' equity	$138,217	$137,678

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2007	2008
	(Amounts in thousands, except per share amounts)
Revenue	$50,039	$53,073	$60,238
Cost of revenue	2,082	1,276	1,179

Gross profit	47,957	51,797	59,059
Operating expenses:
Selling, general and administrative	29,803	33,116	36,794
Research and development	6,861	6,473	6,924
In-process research and development	—	—	1,090
Restructuring costs	3,758	—	—

Total operating expenses	40,422	39,589	44,808

Income from operations	7,535	12,208	14,251
Interest and other income, net	4,954	2,704	2,418

Income from continuing operations before income taxes	12,489	14,912	16,669
Provision for income taxes	2,896	5,310	7,158

Income from continuing operations	9,593	9,602	9,511
Income (loss) from discontinued operations, net of tax	(6,569)	(30,041)	1,856

Net income (loss)	$3,024	$(20,439)	$11,367

Net income (loss) per common share:
Basic:
Continuing operations	$0.54	$0.54	$0.54
Discontinued operations	(0.37)	(1.69)	0.10

Net income (loss)	$0.17	$(1.15)	$0.64

Diluted:
Continuing operations	$0.52	$0.52	$0.52
Discontinued operations	(0.36)	(1.63)	0.11

Net income (loss)	$0.16	$(1.11)	$0.63

Weighted average shares used to compute net income (loss) per common share:
Basic	17,623	17,745	17,641

Diluted	18,401	18,418	18,145

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2005	17,473	$2	$122,847	$—	$—	$21,241	$144,090
Exercise of warrants	21	—	—	—	—	—	—
Exercise of options and related tax benefit of $458	357	—	2,098	—	—	—	2,098
Issuance of common stock under employee stock purchase plan	70	—	900	—	—	—	900
Restricted stock award grants, net of shares withheld for taxes	103	—	(33)	—	—	—	(33)
Stock-based compensation charge	—	—	3,737	—	—	—	3,737
Net income	—	—	—	—	—	3,024	3,024

Balance at December 31, 2006	18,024	2	129,549	—	—	24,265	153,816
Impact upon adoption of FASB Interpretation No. 48	—	—	—	—	—	(547)	(547)
Exercise of warrants	4	—	—	—	—	—	—
Exercise of options and related tax benefit of $84	471	—	4,605	—	—	—	4,605
Issuance of common stock under employee stock purchase plan	80	—	1,085	—	—	—	1,085
Restricted stock award grants, net of forfeitures and shares withheld for taxes	90	—	(244)	—	—	—	(244)
Stock-based compensation charge	—	—	5,013	—	—	—	5,013
Stock repurchases	(1,000)	—	—	(22,670)	—	—	(22,670)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,439)	(20,439)
Other comprehensive income	—	—	—	—	193		193

Total comprehensive loss	—	—	—	—	—	—	(20,246)

Balance at December 31, 2007	17,669	2	140,008	(22,670)	193	3,279	120,812
Exercise of options and related tax benefit of $206	456	—	7,185	—	—	—	7,185
Issuance of common stock under employee stock purchase plan	37	—	641	—	—	—	641
Restricted stock award grants, net of forfeitures and shares withheld for taxes	128	—	(595)	—	—	—	(595)
Stock-based compensation charge		—	4,655	—	—	—	4,655
Stock repurchases	(1,000)	—	—	(18,938)	—	—	(18,938)
Comprehensive income:
Net income	—	—	—	—	—	11,367	11,367
Other comprehensive income	—	—	—	—	162	—	162

Total comprehensive income	—	—	—	—	—	—	11,529

Balance at December 31, 2008	17,290	$2	$151,894	$(41,608)	$355	$14,646	$125,289

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2007	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,024	$(20,439)	$11,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,770	2,923	2,672
Adjustment to carrying value of assets held for sale	—	24,653	(4,963)
Loss on sale of assets held for sale	—	—	2,099
Stock-based compensation charges	3,737	5,013	4,655
Deferred income taxes	(2,324)	(9,876)	(429)
In-process research and development	—	—	1,090
Tax benefits from stock-based awards	458	84	206
Excess tax benefits from stock-based awards	(411)	(45)	(204)
Write-down of inventory and other assets	902	1,391	65
Other	124	398	161
Changes in operating assets and liabilities:
Accounts receivable	(159)	(8,270)	3,950
Inventories	(470)	(867)	(525)
Prepaid expenses and other assets	263	348	(159)
Accounts payable and accrued expenses	(2,343)	1,058	(1,752)
Deferred revenue	(2,537)	838	479
Other liabilities	—	583	1,665
Income taxes receivable	410	109	(332)

Net cash provided by (used in) operating activities	5,444	(2,099)	20,045

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(84,824)	(27,284)	(59,149)
Available for sale	(78,998)	(21,800)	(12,909)
Maturities of investments:
Held-to-maturity	62,982	36,573	36,050
Available for sale	10,530	—	—
Sales of available for sale investments	74,105	57,000	37,175
Proceeds from the sale of assets held for sale, net	—	—	8,578
Cash paid for business and technology acquisitions, net	(950)	(1,226)	(7,726)
Purchase of property and equipment	(7,119)	(4,778)	(19,969)
Payment for patents and trademarks in process	(245)	(364)	(584)

Net cash provided by (used in) investing activities	(24,519)	38,121	(18,534)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	2,540	5,606	7,620
Repurchase and retirement of common stock for restricted stock award withholdings	(33)	(244)	(595)
Excess tax benefits from stock-based awards	411	45	204
Purchase of treasury stock	—	(22,670)	(18,938)

Net cash provided by (used in) financing activities	2,918	(17,263)	(11,709)

Net change in cash and cash equivalents of discontinued operations	1,134	2,372	333

Net increase (decrease) in cash and cash equivalents	(15,023)	21,131	(9,865)
Cash and cash equivalents, beginning of the year	29,415	14,392	35,523

Cash and cash equivalents, end of the year	$14,392	$35,523	$25,658

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$40	$—

Cash paid for income taxes	$545	$251	$167

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. The Company's core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a broad group of product applications, including audio/video receivers, DVD players, Blu-ray Disc players, personal computers, car audio products, video game consoles, and home theater systems. In addition, the Company provides products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, music, and broadcast entertainment content.

        The Company commenced operations in 1990 as Digital Theater Systems Corporation ("DTS Corp"). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership ("the Partnership"). In 1994, the Partnership formed DTS Technology, LLC ("DTS Technology") to develop audio technologies for the consumer electronics and other markets. On October 24, 1997, the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. The reorganization and formation of the Company was accounted for as a transaction by entities under common control and was effected by each of the former stockholders and owners of DTS Corp, the Partnership and DTS Technology receiving an ownership interest in the Company, represented by shares of common stock and warrants to acquire shares of common stock, substantially equivalent to their previous interests in DTS Corp, the Partnership and DTS Technology. On July 9, 2003, the Company completed its initial public offering for the sale of 4,091 shares of common stock at a price to the public of $17.00 per share. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended (the "Securities Act") on a Registration Statement on Form S-1 (Reg. No. 333-104761) that was declared effective by the Securities and Exchange Commission (the "SEC") on July 9, 2003 and a Registration Statement filed pursuant to Rule 426(b) under the Securities Act that was filed on July 9, 2003 (Reg. No. 333-106920). In May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

        In January 2007, the Company combined its cinema and digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. During the second quarter of 2008, the Company sold its cinema and digital images businesses in two separate transactions. For additional information, refer to Footnotes 2 and 13 of the consolidated financial statements, "Significant Accounting Policies" and "Discontinued Operations", respectively.

        On December 31, 2008, the Company entered into an Asset Purchase Agreement with Neural Audio Corporation ("Neural") and its stockholders providing for the sale to the Company of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by the Company of certain liabilities of Neural. The sale was consummated the same day. For additional information, refer to Footnote 10 of the consolidated financial statements, "Business Combination."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Discontinued Operations

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," with effect in the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, in 2007, the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

        Assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated (amortized) while classified as held for sale. Fair value of assets held for sale is based on estimates of future cash flows, which may include expected proceeds to be received or the present value of estimated future cash flows. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. For additional information, refer to Footnote 13 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, adequacy of allowance for doubtful accounts, valuation of long-lived assets, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

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

        Impairment losses would be charged to interest and other income, net, for other-than-temporary declines in fair value. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

        One customer accounted for 20% of revenues for the year ended December 31, 2006. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2007. One customer accounted for 19% of revenues for the year ended December 31, 2008. Two customers accounted for 49% and 33%, respectively, of accounts receivable at December 31, 2007. Three customers accounted for 25%, 20% and 15%, respectively, of accounts receivable at December 31, 2008.

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

  Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets' estimated useful lives, generally as follows:

Machinery and equipment	2 to 5 years
Office furniture and fixtures	3 to 7 years
Leasehold improvements	Lesser of useful life or related lease term
Software	2 to 7 years

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

  Goodwill and Intangible Assets

        The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. As required by SFAS No. 142, the Company performs an impairment test on recorded goodwill by comparing the estimated fair value of the Company to the carrying value of the assets and liabilities, including goodwill. The estimated fair value of the Company is determined by considering a number of factors, including the Company's historical and projected financial results, valuation analysis, risks facing the Company and the liquidity of its common stock. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company's estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. To date, there has been no impairment of goodwill for continuing operations.

        The Company accounts for intangible assets in accordance with SFAS No. 144. This standard requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company's intangible assets principally consist of acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets for continuing operations.

        Costs incurred in securing patents and trademarks protecting the Company's proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically ten years and five years, respectively. The amortization period commences when the patent or trademark is issued.

  Business Combinations

        In accordance with SFAS No. 141, "Business Combinations", the Company accounts for business combinations using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated and should not otherwise be expensed according to the provisions of SFAS No. 141. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition.

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

        In accordance with the aforementioned revenue recognition policies and Accounting Principles Board No. 21, "Interest on Receivables and Payables", the Company recognizes revenue net of unamortized discounts based on imputed interest for the time value of money when the payment terms extend beyond one year. The related accounts receivable, net of unamortized discount, is classified as short or long-term, as appropriate, and the unamortized discount is recognized as interest income at a constant rate over the duration of the payment terms.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2006, 2007 and 2008, withholding taxes were $3,711, $2,061 and $3,491, respectively.

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

  Acquired In-process Research and Development ("IPR&D")

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

  Foreign Currency Translation

        The functional currency of one of the Company's wholly-owned subsidiaries is the currency of the primary economic environment in which it operates. The assets and liabilities of this wholly-owned subsidiary are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The translation adjustments resulting from translating the functional currency into United States dollars have been deferred as a component of accumulated other comprehensive income in stockholders' equity.

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

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $1,517, $1,697 and $2,266 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

  Income Taxes

        The Company accounts for income taxes utilizing SFAS No. 109 "Accounting for Income Taxes," as amended. Under SFAS No. 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities. The Company recognizes interest and penalties related to income taxes in the provision for income taxes.

  Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

  Recent Accounting Pronouncements

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." In February 2008, the FASB issued Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to certain financial assets only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

        Although the adoption of SFAS No. 157 did not materially impact the financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. For additional information, refer to Footnote 5 of the consolidated financial statements, "Fair Value Measurements."

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company's consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) is intended to improve consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of the Company's adoption of SFAS No. 141(R) will depend upon the nature and terms of business combinations, if any, that it consummates on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements; however, it does not expect that the adoption of SFAS No. 160 will have a material impact on its financial condition or results of operations.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective on November 15, 2008, and its adoption did not have a material impact on the Company's financial condition or results of operations.

        In April 2008, FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP 142-3 also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. Early adoption is prohibited. The Company is currently evaluating the impact of this standard on its consolidated financial statements; however, it does not expect that the adoption of FSP 142-3 will have a material impact on its financial condition or results of operations.

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

Note 4—Cash and Investments

        Cash and investments consist of the following:

	As of December 31,
	2007	2008
Cash and cash equivalents:
Cash	$17,160	$10,801
Money market accounts	13,960	12,101
Certificates of deposit	—	2,756
Municipal securities	4,403	—

Total cash and cash equivalents	$35,523	$25,658

Short-term investments:
Available-for-sale securities:
Municipal securities	$29,468	$2,950
Held-to-maturity securities:
Certificates of deposit	—	4,772
Corporate bonds	1,499	—
Commercial paper	—	3,980
United States government and agency securities	—	7,070
Municipal securities	18,912	23,593

Total short-term investments	$49,879	$42,365

Long-term investments:
Available-for-sale securities:
Municipal securities	—	$2,250
Held-to-maturity securities:
Municipal securities	—	4,097

Total long-term investments	$—	$6,347

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Cash and Investments (Continued)

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the years ended December 31, 2006, 2007 and 2008.

        Investments in auction rate securities are classified as available-for-sale. For additional information, refer to Footnote 5 of the consolidated financial statements, "Fair Value Measurements."

        In the first quarter of 2007, the Company's management identified an error in its accrued interest income balances related to 2005 and 2006 that was corrected during the first quarter of 2007. The correction had the effect of reducing short-term investments and decreasing interest income by $660. The correction decreased 2007 income from continuing operations before income taxes by $660 and income from continuing operations by $500. Although this correction was an out-of-period adjustment, the Company's management determined that the effect on previously filed reports was not material.

        The contractual maturities of investments at December 31, 2008 are as follows:

Available-for-sale securities:
Due after ten years	$5,200
Held-to-maturity securities:
Due within one year	39,415
Due after one year through five years	3,850
Due after five years through ten years	247

43,512

Total investments	$48,712

Note 5—Fair Value Measurements

        As of December 31, 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available-for-sale investments. Due to events in the credit markets, certain auctions for the Company's auction rate security instruments failed during 2008. The Company attributes the failed auctions to liquidity issues rather than credit quality issues, as the auction rate securities held at December 31, 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 5—Fair Value Measurements (Continued)

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2008, the Company owned $5,200 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the SFAS No. 157 fair value hierarchy as of December 31, 2008, and par value or cost is a reasonable approximation of fair value.

        Due to near-term redemptions or liquidation, $2,950 of these securities were classified as short-term investments on the consolidated balance sheet as of December 31, 2008. Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, $2,250 of its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2008.

        Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$5,200	$—	$5,200	$—

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2007	2008
Land(1)	$—	$6,600
Building and improvements(1)	—	10,704
Machinery and equipment	1,517	1,796
Office furniture and fixtures	4,073	4,841
Leasehold improvements	2,848	3,554
Software	4,475	5,184

	12,913	32,679
Less: Accumulated depreciation	(7,052)	(8,901)

Property and equipment, net	$5,861	$23,778

    (1)
    On November 7, 2008, the Company purchased certain real property in Calabasas, California from Countrywide Home Loans, Inc for an aggregate purchase price of $15,640. This property includes an approximately 89,000 square foot building, which shall be used as the Company's new corporate headquarters later in 2009. Therefore, the Company has not begun to recognize depreciation expense for the building or the related improvements.

        Depreciation expense was $1,839, $1,931 and $2,042 for the years ended December 31, 2006, 2007 and 2008, respectively.

Note 7—Acquired Technology

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

Note 8—Goodwill and Intangibles

        In the year ended December 31, 2008, the Company added $972 to goodwill in connection with the business acquisition from Neural. For additional information, refer to Footnote 10 of the consolidated financial statements, "Business Combination."

        Included in cost of sales is $0, $175 and $362 of amortization relating to existing technologies for the years ended December 31, 2006, 2007 and 2008, respectively. Included in operating expenses is $247, $354 and $268 of amortization relating to existing technologies, patents and trademarks for the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 8—Goodwill and Intangibles (Continued)

years ended December 31, 2006, 2007 and 2008, respectively. The following table summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2007			As of December 31, 2008
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:(1)
Existing technology	7	$2,427	$(802)	$1,625	$6,027	$(1,332)	$4,695
Customer relationships	7	—	—	—	1,050	—	1,050
Non-compete	3	—	—	—	515	—	515
Tradename	3	—	—	—	190	—	190

		2,427	(802)	1,625	7,782	(1,332)	6,450
Other intangible assets:
Patents	10	1,223	(609)	614	1,261	(475)	786
Trademarks	5	229	(81)	148	421	(100)	321

		1,452	(690)	762	1,682	(575)	1,107

Total intangible assets		$3,879	$(1,492)	$2,387	$9,464	$(1,907)	$7,557

(1)
Includes intangible assets acquired on December 31, 2008. For additional information, refer to Footnote 10 of the consolidated financial statements, "Business Combination."

        The Company expects the future amortization of intangible assets to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2009	$1,640
2010	1,409
2011	1,272
2012	947
2013	824
2014 and thereafter	1,465

Total	$7,557

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following:

	As of December 31,
	2007	2008
Accrued payroll and related benefits	$3,811	$4,482
Production advance	651	385
Other	1,656	2,291

Total accrued expenses	$6,118	$7,158

Note 10—Business Combination

        On December 31, 2008, the Company and DTS Washington LLC and DTS (BVI) Limited, each a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement") with Neural (the "Seller") and its stockholders providing for the sale of substantially all of the Seller's assets used in the conduct of its audio technology business to the Company and certain patents and patent applications owned by such stockholders (the "Acquired Assets") and the assumption by the Company of certain liabilities of the Seller. The sale was consummated the same day. Pursuant to the terms of the Agreement, the Company paid cash consideration of approximately $7,500 at closing and could pay up to an additional $7,500 in additional cash consideration over the next five years based on performance of certain of the Acquired Assets. The Agreement contains customary representations, warranties and covenants.

        The Acquired Assets were used by Seller in the business of developing, licensing and/or selling audio signal processing hardware, related software and maintenance services and audio transmission software, related hardware and maintenance services and developing surround-sound microphones. In connection with the closing of the acquisition, the Company or its subsidiaries have employed 12 former employees of the Seller, including key executive and technical talent. There is no material relationship, other than in respect of the Agreement, between the Company and its affiliates, or any director or officer of the Company, or any associate of any such director or officer on the one hand, and the Seller on the other hand.

        The estimated total purchase price for the acquisition of the Acquired Assets and the assumption by the Company of certain liabilities of the Seller is as follows:

Cash	$7,500
Estimated direct acquisition costs	192

Total estimated purchase price	$7,692

        This acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price is allocated to the acquired business' net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the estimated purchase price and the preliminary valuation, the preliminary

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Business Combination (Continued)

purchase price allocation, which is subject to change based on the Company's final analysis, is as follows:

Accounts receivable	$275
Prepaid assets	5
Tangible assets	215
Other assets	9
Amortizable intangible assets:
Existing technology	3,600
Customer relationships	1,050
Non-compete	515
Tradename	190
IPR&D	1,090
Goodwill	972

Total assets acquired	7,921
Liabilities assumed:
Accounts payable	211
Accrued liabilities	18

Total liabilities assumed	229

Total purchase price	$7,692

        A preliminary estimate of $5,355 has been allocated to amortizable intangible assets consisting of existing technology, customer relationships, non-compete and tradename.

        A preliminary estimate of $972 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized, and it will be tested for impairment at least annually. The preliminary purchase price allocation for this acquisition is subject to revision as more detailed analysis is completed and additional information becomes available. Any such revisions will change the amount of the purchase price allocable to goodwill.

        IPR&D, relating to development projects which had not reached technological feasibility and that were of no future alternative use, was expensed upon consummation of the acquisition. Other identifiable intangible assets are being amortized over the following estimated economic useful lives:

Estimated Useful Life (Years)
Existing technology	7
Customer relationships	7
Non-compete	3
Tradename	3

        Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by Neural concerning development projects, their stage of development, the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Business Combination (Continued)

time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPR&D. Key assumptions for IPR&D included a discount rate of 55% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Note 11—Commitments and Contingencies

        Warehouse, office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, are as follows:

Years Ending December 31,
2009	$1,176
2010	303
2011	175
2012	172
2013	171
2014 and thereafter	1,845

$3,842

        Rent expense amounted to $958, $1,046 and $1,145 for the years ended December 31, 2006, 2007 and 2008, respectively.

        The above table does not include contingent consideration that may be paid pursuant to the business acquisition from Neural. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable over the next five years. For additional information regarding this commitment, see Footnote 10 of the consolidated financial statements, "Business Combination."

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Commitments and Contingencies (Continued)

sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

        In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, the outcome of any such legal matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12—Income Taxes

        United States and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2007	2008
United States	$20,506	$14,512	$2,734
Foreign	(8,017)	400	13,935

Income before income taxes	$12,489	$14,912	$16,669

Current:
Federal	$(1,287)	$1,305	$1,012
State	456	2	143
Foreign	4,112	2,329	4,608

Total current	3,281	3,636	5,763

Deferred:
Federal	(386)	1,476	1,801
State	1	416	(633)
Foreign	—	(218)	227

Total deferred	(385)	1,674	1,395

Provision for income taxes	$2,896	$5,310	$7,158

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2007	2008
Deferred tax assets:
Accrued revenues	$963	$950
Net operating loss carryforwards	4,344	8,056
Capital loss carryforwards	—	511
Inventory	1,142	341
Credit carryforwards	4,779	4,980
Accounting method change	1,039	—
Deferred revenue	181	23
Depreciation and amortization	644	—
Compensation expense under SFAS No. 123(R)	1,952	2,568
Excess tax basis in stock of subsidiary	1,901	—
Accruals, reserves and other	415	824
Acquired intangibles	—	437

Gross deferred tax assets	17,360	18,690
Valuation allowance	—	(511)

Net deferred tax assets	17,360	18,179

Deferred tax liabilities:
Depreciation and amortization	—	390

Total deferred tax liabilities	—	390

Net deferred tax assets	$17,360	$17,789

Current portion of net deferred tax assets	$8,776	$4,644
Non-current portion of net deferred tax assets	8,584	13,145

Net deferred tax assets	$17,360	$17,789

        Other than the valuation allowance for a capital loss carryforward, there was no valuation allowance for deferred tax assets of $18,690 at December 31, 2008, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

        At December 31, 2008, the Company had approximately $44,773 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $33,798 and $10,975, respectively, and begin to expire in 2027 and 2017, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $4,535. The future income tax benefit, if realized, will be recorded to additional paid-in capital. At December 31, 2008, the Company had foreign tax

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Income Taxes (Continued)

credit carryforwards of $3,491, which begin to expire in 2015, and research and development and other credits of $1,489, which begin to expire in 2023.

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

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2006	2007	2008
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	3.2	2.8	3.3
Effect of varying foreign rates	18.2	10.0	(1.0)
Extraterritorial income exclusion	(21.4)	(6.6)	—
Tax exempt interest	(11.0)	(6.4)	(3.7)
Equity based compensation expense	1.5	2.3	1.8
Research and development credits	—	(2.5)	(0.4)
Domestic production activities deduction	(2.4)	—	—
Unrecognized tax benefits	—	—	6.9
Other	0.1	1.0	1.0

Effective tax rate	23.2%	35.6%	42.9%

        The Company had not provided for United States income taxes or foreign withholding taxes in its effective tax rate on approximately $16,559 of undistributed earnings from its foreign subsidiaries as of December 31, 2008. The Company intends to reinvest these earnings indefinitely in operations outside of the United States.

        For the tax year ended December 31, 2006, the Company was awarded a reduced tax rate of 18% on income in China based on achieving "high-tech" status. As a result of changes in Chinese corporate income tax laws effective January 1, 2008, this preferential rate may gradually be increased to 25% during a five-year grandfather period. The tax holiday and reduced rate resulted in reductions to income taxes of $215, $39 and $60 for the years ended December 31, 2006, 2007 and 2008.

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

        Other long-term liabilities at December 31, 2007 and 2008, includes unrecognized tax benefits of $2,151 and $3,477, respectively, for both domestic and foreign issues. The net increase of $1,326 was

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Income Taxes (Continued)

due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiaries, eligibility for the extraterritorial income exclusion and the California state apportionment methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        Upon the Company's adoption of FIN 48 during the first quarter of 2007, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At December 31, 2007 and 2008, the Company's liability for uncertain tax positions increased to $2,151 and $3,477, respectively, which was recorded in other long-term liabilities. This amount consists of $2,147 and $3,468, respectively, for unrecognized tax benefits and $4 and $9, respectively, for accruals related to the payment of interest. The increase in unrecognized tax benefits during the year ended December 31, 2008 was primarily attributable to uncertain tax positions relating to the Company's transfer pricing positions taken with respect to the Company's foreign subsidiaries, eligibility for the extraterritorial income exclusion and the California state apportionment methodology. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the beginning of 2008, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months. However, the Company is under audit by tax authorities. The Company believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2007 and 2008.

Unrecognized Tax Benefits
Balance at January 1, 2007	$1,392
Additions for tax positions of prior years	390
Additions for tax positions of the current year	592
Settlements	(227)

Balance at December 31, 2007	2,147
Additions for tax positions of prior years	1,153
Additions for tax positions of the current year	228
Settlements	(60)

Balance at December 31, 2008	$3,468

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Income Taxes (Continued)

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service commenced an examination of the Company's 2005 federal tax return during the fourth quarter of 2007. However, the scope also includes certain issues that impact the years 2004 and 2006. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of these audits by foreign jurisdictions, the Internal Revenue Service and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

Note 13—Discontinued Operations

        On April 4, 2008, the Company, DTS Digital Images, Inc., a wholly-owned subsidiary of the Company ("DI"), and Reliance Big Entertainment Private Limited ("Reliance"), entered into a Stock Purchase Agreement providing for the sale of DI by the Company to Reliance. The sale was consummated the same day. Pursuant to the terms of the Stock Purchase Agreement, the Company received cash consideration of approximately $7,500. The Agreement contains customary representations, warranties and covenants. As a result of this transaction and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax gain of $21 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. During a transition period from the sale date and ending prior to June 30, 2008, the Company provided certain transition services to Reliance related to DI. The Company has concluded that the direct cash flows resulting from these transition services were not material, and the Company did not have any continuing ownership interest or other influence over DI during this period.

        On May 9, 2008, the Company, Beaufort California, Inc. ("Beaufort") and Beaufort International Group Plc. entered into an Asset Purchase Agreement (the "DC Agreement") providing for the sale of substantially all of the Company's assets used predominantly in the conduct of its digital cinema business ("DC business") to Beaufort and the assumption by Beaufort of certain liabilities of the DC business. The sale was consummated the same day. Pursuant to the terms of the DC Agreement, the Company received cash consideration of approximately $3,250 upon the closing of this sale, and it could receive an additional $11,750 in additional consideration. For the purposes of measuring the pre-tax loss on this sale, the Company has not attributed any fair value to the additional consideration. As a result of this transaction and in conjunction with the previous carrying value adjustments, the Company realized a pre-tax loss of $2,120 during the three months ended June 30, 2008, reported in income from discontinued operations, net of tax. This pre-tax loss results primarily from settlement and severance obligations of the Company and working capital adjustments that were determined subsequent to the closing of this sale, in addition to losses from operations during the period from April 1, 2008 through the closing of this sale. Continuing cash flows from discontinued operations subsequent to June 30, 2008, resulted from certain income tax adjustments, the resolution of certain estimated costs associated with the sale and other expenses. As further relevant information becomes available relating to the contingent consideration or further obligations of the Company, if any,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Discontinued Operations (Continued)

additional adjustments and expenses may be recorded through discontinued operations in future periods.

        The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of December 31, 2007.

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

    (1)
    Property and equipment includes a carrying value write down of $4,687 to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional discussion, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

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

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Discontinued Operations (Continued)

discontinued operations of DTS Digital Cinema for the years ended December 31, 2006, 2007 and 2008.

	For the Years Ended December 31,
	2006	2007		2008
Revenue	$28,275	$21,583		$6,214
Pre-tax loss	(8,647)	(41,662	)(1)	(768	)(2)
Income tax benefit	(2,078)	(11,621)		(2,624	)(3)

Income (loss) from discontinued operations, net of tax	$(6,569)	$(30,041)		$1,856

    (1)
    Includes charge of $24,653 to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional information, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

    (2)
    Includes a pre-tax loss of $2,099 from the sales of the DI and DC businesses. Also includes a carrying value write up of $4,963 to increase the carrying value of the assets held for sale to fair value less costs to sell. For additional information, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

    (3)
    Includes the correction of prior period errors that the Company determined were not material to the prior or current year financial statements. For additional information, see the "Correction of Error" discussion below.

        For the year ended December 31, 2007 and 2008, $3,191 and $287, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

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

Note 13—Discontinued Operations (Continued)

value reflected expected proceeds to be realized from potential buyers in a future sale, which it believed was the current market value of these assets.

  Correction of Error

        In the second quarter of 2008, errors were identified in the Company's income tax provision and benefit related to discontinued operations for the quarters ended December 31, 2007 and March 31, 2008, respectively. These errors were related to the tax effects of the adjustments to the carrying value of assets of discontinued operations held for sale and were recognized in discontinued operations for those periods. These errors were corrected during the second quarter of 2008, the period in which the errors were identified and these assets were disposed. The correction of these errors had no effect on results of continuing operations in any reporting period.

        The error originating in the fourth quarter of 2007 had the effect of increasing the 2007 loss from discontinued operations and net loss and understating short-term deferred tax assets by $1,800. The error overstated the basic and diluted loss from discontinued operations and net loss per share by $0.10. The errors and their correction are solely the result of the originations and reversals of deferred tax differences. The Company concluded that the errors were not material to the consolidated financial statements for 2007 and are not material to the results for the full year 2008, and as such, corrected these errors in the second quarter of 2008. The impact for the full year 2008 was to increase income from discontinued operations and net income by $1,800.

Note 14—Stock-Based Compensation

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

        Stock-based compensation cost totaling $3,737, $5,013 and $4,655 for the years ended December 31, 2006, 2007 and 2008, respectively, was recorded to cost of goods sold, and selling, general and administrative expenses, research and development expenses, and discontinued operations. Stock-based compensation cost recorded to cost of goods sold for the years ended December 31, 2006, 2007 and 2008 was $20, $23 and $12, respectively. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2006, 2007 and 2008 was $1,830, $2,592 and $3,760, respectively. Stock-based compensation cost recorded to research and development expenses for the years ended December 31, 2006, 2007 and 2008 was $222, $485 and $569, respectively. Stock-based compensation cost recorded to discontinued operations for the years ended December 31, 2006, 2007 and 2008 was $1,665, $1,913 and $314, respectively. The total income tax benefit recognized was $1,523, $2,043 and $1,897 for the years ended December 31, 2006, 2007 and 2008, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock-Based Compensation (Continued)

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

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2006	2007	2008
Risk free interest rate	4.4%	4.7%	1.9%
Expected lives (years)	5.8	5.6	3.8
Dividend yield	0%	0%	0%
Expected volatility	58%	56%	45%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company's options and represented the period of time that options granted were expected to be outstanding. During 2006 and 2007, expected volatility was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies, and during 2008, expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock-Based Compensation (Continued)

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

        There were 374, 152 and 381 options granted during the year ended December 31, 2006, 2007 and 2008, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, 2007 and 2008 was $10.56, $13.08 and $8.26, respectively. Stock-based compensation expense for stock options for the years ended December 31, 2006, 2007 and 2008, was calculated based on their fair value at the grant dates, consistent with the method prescribed by SFAS No. 123(R) adjusted by estimated forfeitures as prescribed by SFAS No. 123(R). Compensation expense for stock options, under SFAS No. 123(R), was $2,631, $2,859 and $2,544 for the years ended December 31, 2006, 2007 and 2008, respectively.

        The following table summarizes information about stock option activity during the year ended December 31, 2008:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,865	$16.72
Granted	381	22.85
Exercised	(456)	15.31
Expired or cancelled	(106)	18.75

Options outstanding at December 31, 2008	1,684	$18.36	6.62	$—

Options exercisable at December 31, 2008	1,062	$16.58	5.56	$1,884

        The aggregate intrinsic value of options exercised during the year ended December 31, 2006, 2007 and 2008 was $6,121, $7,654 and $7,038, respectively. As of December 31, 2008, total remaining unearned compensation related to unvested stock options was approximately $3,992, which will be amortized over the weighted-average remaining service period of 1.3 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock-Based Compensation (Continued)

        In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2008, the number of shares reserved under the 2003 Plan was increased by 700 shares.

  Restricted Stock

        Compensation expense on shares of restricted stock was $550, $1,436 and $1,832 for the years ended December 31, 2006, 2007 and 2008. The following table summarizes information about restricted stock activity during the year ended December 31, 2008:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2007	160	$22.13
Granted	167	23.42
Vested	(72)	22.22
Forfeited	(15)	22.36

Unvested stock at December 31, 2008	240	$22.99

        As of December 31, 2008, total remaining unearned compensation related to restricted stock was $4,079, which will be amortized over the weighted-average remaining service period of 1.5 years.

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

	Years Ended December 31,
	2006	2007	2008
Risk free interest rate	4.5%	4.5%	1.9%
Expected lives (years)	0.8	1.6	0.7
Dividend yield	0%	0%	0%
Expected volatility	63%	63%	57%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. During 2006 and 2007, expected volatility

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock-Based Compensation (Continued)

was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies, and during 2008, expected volatility was based on the historical volatility of the Company's common stock. The reason for this change is consistent with the previous discussion regarding the assumptions used to estimate the fair value of stock options. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        In accordance with the Evergreen Provision in the ESPP, and as approved by the Board of Directors, effective January 1, 2008, the number of shares reserved under the ESPP was increased by 75 shares. Compensation expense under the ESPP was $405, $579 and $278 for the years ended December 31, 2006, 2007 and 2008, respectively.

  Non-Employee Equity Awards

        The Company grants options to purchase shares of common stock to non-employee consultants. Additionally the terms of the plan allow employees who are terminated, but have continuing service obligations to the Company to continue vesting in their equity awards. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $151, $139 and $1 for the years ended December 31, 2006, 2007 and 2008, respectively, was recorded to selling, general and administrative expenses, and discontinued operations. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2006, 2007 and 2008 was $102, $89 and $1, respectively. Stock-based compensation cost recorded to discontinued operations for the years ended December 31, 2006, 2007 and 2008 was $49, $50, and $0, respectively.

Note 15—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee's contributions up to 6% of salary. Effective beginning in 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% of salary if certain financial targets are met. For the years ended December 31, 2006, 2007 and 2008, the costs of these matching payments were $199, $279 and $224, respectively.

Note 16—Stock Repurchase Plans

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

        In February 2008, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Stock Repurchase Plans (Continued)

market or in privately negotiated transactions. During the third and fourth quarters of 2008, the Company repurchased all shares of common stock under this authorization for an aggregate of $18,938.

        All shares repurchased under these authorizations are accounted for as treasury stock.

Note 17—Operating Segment and Geographic Information

        Prior to 2007, the Company operated its business in three reportable segments: the Consumer business segment, the Cinema business segment and the Digital Images business segment. In January 2007, the Company combined its Cinema and Digital Images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell its DTS Digital Cinema business. Due to this plan of sale, DTS Digital Cinema has been classified as discontinued operations for all periods presented and excluded from the following geographic information. Also, the business acquisition from Neural has been combined with the Company's Consumer business. Therefore, the Company's continuing business operates as a single reporting unit previously known as the Consumer business.

        The Company's revenue by geographical area, based on the customer's country of domicile, for the years ended December 31, 2006, 2007 and 2008 was as follows:

	For the Years Ended December 31,
	2006	2007	2008
United States	$4,569	$4,474	$5,160
Japan	18,198	24,426	31,535
Taiwan	10,309	675	1,797
South Korea	7,847	14,281	12,735
Other international	9,116	9,217	9,011

Total international	45,470	48,599	55,078

Total revenues	$50,039	$53,073	$60,238

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region:

	As of December 31,
	2007	2008
United States	$5,291	$22,461
International	570	1,317

Total long-lived tangible assets	$5,861	$23,778

Note 18—Net Income Per Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 18—Net Income Per Share (Continued)

calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, common stock warrants, and the ESPP using the "treasury stock" method.

        The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2006	2007	2008
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$9,593	$9,602	$9,511
Income (loss) from discontinued operations	(6,569)	(30,041)	1,856

Net income (loss)	$3,024	$(20,439)	$11,367

Denominator:
Weighted average common shares outstanding	17,623	17,745	17,641

Continuing operations	$0.54	$0.54	$0.54
Discontinued operations	(0.37)	(1.69)	0.10

Basic net income (loss) per common share	$0.17	$(1.15)	$0.64

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$9,593	$9,602	$9,511
Income (loss) from discontinued operations	(6,569)	(30,041)	1,856

Net income (loss)	$3,024	$(20,439)	$11,367

Denominator:
Weighted average shares outstanding	17,623	17,745	17,641
Effect of dilutive securities:
Common stock options	745	611	442
Restricted stock	13	51	60
Common stock warrants	14	3	—
ESPP	6	8	2

Diluted shares outstanding	18,401	18,418	18,145

Continuing operations	$0.52	$0.52	$0.52
Discontinued operations	(0.36)	(1.63)	0.11

Diluted net income (loss) per common share	$0.16	$(1.11)	$0.63

        For the years ended December 31, 2006, 2007 and 2008, 1,176, 166 and 528 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 19—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,		June 30,	Sep. 30,	Dec. 31,
2008
Revenues	$15,210		$12,829	$13,943	$18,256
Gross profit	$14,916		$12,515	$13,621	$18,007
Income from continuing operations	$3,251		$1,374	$2,009	$2,877
Income (loss) from discontinued operations, net of tax	(1,934	)(1)	3,639 (3)	17	134

Net loss	$1,317		$5,013	$2,026	$3,011

Net income (loss) per common share:
Basic:
Continuing operations	$0.19		$0.08	$0.11	$0.17
Discontinued operations	(0.11)		0.20	—	—

Net income (loss)	$0.08		$0.28	$0.11	$0.17

Diluted:
Continuing operations	$0.18		$0.07	$0.11	$0.16
Discontinued operations	(0.11)		0.20	—	0.01

Net income (loss)	$0.07		$0.27	$0.11	$0.17

2007
Revenues	$12,608		$12,911	$10,714	$16,840
Gross profit	$12,353		$12,612	$10,426	$16,406
Income from continuing operations	$1,983	(2)	$2,363	$840	$4,416
Loss from discontinued operations, net of tax	(2,748)		(3,021)	(1,977)	(22,295	)(4)

Net loss	$(765)		$(658)	$(1,137)	$(17,879)

Net income (loss) per common share:
Basic:
Continuing operations	$0.11		$0.13	$0.05	$0.25
Discontinued operations	(0.15)		(0.17)	(0.11)	(1.27)

Net income (loss)	$(0.04)		$(0.04)	$(0.06)	$(1.02)

Diluted:
Continuing operations	$0.11		$0.13	$0.05	$0.24
Discontinued operations	(0.15)		(0.17)	(0.11)	(1.23)

Net income (loss)	$(0.04)		$(0.04)	$(0.06)	$(0.99)

(1)
Includes a $4,963 pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 13 of our consolidated financial statements, "Discontinued Operations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 19—Selected Quarterly Data (Unaudited) (Continued)

(2)
Includes $500 reduction of interest income, net of tax, to correct accrued interest balances related to 2005 and 2006. For additional information, refer to Footnote 4 of the consolidated financial statements, "Cash and Investments."

(3)
Includes a pre-tax loss of $2,099 for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 13 of our consolidated financial statements, "Discontinued Operations."

(4)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the cinema and digital images businesses comprising discontinued operations to fair value less costs to sell. For additional information, refer to Footnote 13 of the consolidated financial statements, "Discontinued Operations."

DTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2006	$124	—	$76	$48
2007	48	75	42	81
2008	81	15	32	64

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as stated in their report which appears herein in Item 8.

Changes in Internal Control Over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2009 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2008 (the "Proxy Statement") is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information to be included in the Proxy Statement under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Compensation of Directors" and "Report of Compensation Committee" is incorporated herein by reference.

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

(a)(3)  Exhibits

        See Item 15 (b) below.

(b)   Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 3, 2005 by and among the Registrant, LIVE Acquisition Corp., Lowry Digital Images, Inc., John Lowry, as Stockholder Representative, and the Stockholders listed therein(1)
2.2	Stock Purchase Agreement among the Registrant, DTS Digital Images, Inc., and Reliance Big Entertainment Private Limited, dated April 4, 2008(2)
2.3	Asset Purchase Agreement among the Registrant, Beaufort California, Inc., and Beaufort International Group, Inc., dated May 9, 2008(3)
2.4
Asset Purchase Agreement among the Registrant, DTS Washington LLC, DTS (BVI) Limited, Neural Audio Corporation, Robert W. Reams, Paul T. Hubert, Robert D. Golden and Robert A. Koester, dated December 31, 2008†
3.1	Restated Bylaws(4)
3.2	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005(5)
4.1	Specimen Common Stock Certificate(6)
4.2	Registration Rights Agreement, dated October 24, 1997(7)
4.3	Amended and Restated Registration Rights Agreement, dated January 27, 2000(7)
4.4	Registration Rights Agreement, dated as of January 3, 2005 by and among the Registrant and John Lowry, as Stockholder Representative(1)
10.1	1997 Stock Option Plan(7)*
10.2	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(7)*
10.3	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(7)*
10.4	2002 Stock Option Plan(7)*
10.5	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(7)*
10.6	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(7)*
10.7	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008 and February 19, 2009*
10.8	Form of Grant of Stock Option under 2003 Equity Incentive Plan(6)*

Exhibit Number	Description
10.9	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(6)*
10.10	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(6)*
10.11	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)(8)*
10.12	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)(8)*
10.13	2003 Employee Stock Purchase Plan(6)*
10.14	2003 Foreign Subsidiary Employee Stock Purchase Plan(6)*
10.15	Description of acceleration of vesting of certain unvested stock options(9)*
10.16	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(7)*
10.17	Amendment to Employment Agreement by and between the Registrant and Jon Kirchner, effective as of December 17, 2008*
10.18	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(7)*
10.19	Second Amendment to Service Agreement between the Registrant and William Paul Smith, dated June 3, 2005(5)*
10.20	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(5)*
10.21	Amendment to Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of December 17, 2008*
10.22	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(5)*
10.23	Amendment to Employment Agreement by and between the Registrant and Blake Welcher, effective as of December 17, 2008*
10.24	Employment Agreement by and between the Registrant and Don Bird, effective as of May 20, 2005(5)*
10.25	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005(5)*
10.26	Amendment to Employment Agreement by and between the Registrant and Brian Towne, effective as of December 17, 2008*
10.27	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(5)*
10.28	Amendment to Employment Agreement by and between the Registrant and Patrick Watson, effective as of December 17, 2008*
10.29	Employment Agreement by and between the Registrant and William Neighbors, effective as of May 18, 2005(5)*

Exhibit Number	Description
10.30	Amendment to Employment Agreement by and between the Registrant and William Neighbors, effective as of February 28, 2007(10)*
10.31	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006(11)*
10.32	Amendment to Employment Agreement by and between the Registrant and Sharon Faltemier, effective as of December 17, 2008*
10.33	Employment Agreement between the Registrant and Daniel E. Slusser, executed as of January 22, 2008, effective May 31, 2007(12)*
10.34	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of December 17, 2008*
10.35	Form of Indemnification Agreement between the Registrant and its directors(7)
10.36	Form of Indemnification Agreement between the Registrant and its officers(7)
10.37	Lease Agreement between the Registrant and the Butler Family Trust, dated September 8, 1997(7)
10.38	Amendment to Lease Agreement between the Registrant and the Butler Family Trust, dated November 18, 2002(7)
10.39	Lease Agreement between the Registrant and Gewerbegrund Bauträger GMBH & Co. Immobillien KG, dated April 21, 2002(7)
10.40	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(13)
10.41	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005(14)
10.42	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective June 12, 2006(11)
10.43	Exclusive License Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(15)†
10.44	Option Agreement between the Company and Avica Technology Corporation, dated as of August 8, 2006(15)†
10.45	Purchase and Sale Agreement, dated August 28, 2008, and First Amendment to Purchase and Sale Agreement, dated October 13, 2008, between DTS, Inc. and Countrywide Home Loans, Inc.(16)
21.1	List of all subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡

*
Indicates management contract, arrangement or compensatory plan.

†
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without such redactions pursuant to the Registrant's related application requesting confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

‡
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005 (SEC file number 000-50335-05515080).

(2)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2008 (SEC file number 000-50335-08750521).

(3)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008 (SEC file number 000-50335-08836240).

(4)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2008 (SEC file number 000-50335-081200177).

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC file number 000-50335-051003863).

(6)
Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 Registration Statement on June 5, 2003 (SEC file number 333-104761-03734287).

(7)
Incorporated by reference to the Registrant's Form S-1 Registration Statement on April 25, 2003 (SEC file number 333-104761-03665001).

(8)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006 (SEC file number 000-50335-061017963).

(9)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005 (SEC file number 000-50335-051222387).

(10)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007 (SEC file number 000-50335-071040780).

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file number 000-50335-07700129).

(12)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008 (SEC file number 000-50335-08546816).

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC file number 000-50335-04975317).

(14)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (SEC file number 000-50335-06691413).

(15)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006 (SEC file number 000-50335-061201282).

(16)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2008 (SEC file number 000-50335-081176147).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2009.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	President, Chief Executive Officer, and Director (principal executive officer)	March 6, 2009
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 6, 2009
/s/ DANIEL E. SLUSSER Daniel E. Slusser	Chairman of the Board	March 6, 2009
/s/ JOERG D. AGIN Joerg D. Agin	Director	March 6, 2009
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 6, 2009
/s/ C. ANN BUSBY C. Ann Busby	Director	March 6, 2009
/s/ JOSEPH A. FISCHER Joseph A. Fischer	Director	March 6, 2009
/s/ V. SUE MOLINA V. Sue Molina	Director	March 6, 2009
/s/ RONALD N. STONE Ronald N. Stone	Director	March 6, 2009