Form 10-Q
period 2009-03-31
DTS, INC.
filed 2009-05-11
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 000-50335

DTS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467655 (I.R.S. Employer Identification No.)
5171 Clareton Drive Agoura Hills, California 91301 (Address of principal executive offices and zip code)	(818) 706-3525 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 30, 2009 a total of 17,383,061 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008	As of March 31, 2009
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,658	$40,711
Short-term investments	42,365	34,984
Accounts receivable, net of allowance for doubtful accounts of $64 and $174 at December 31, 2008 and March 31, 2009, respectively	8,835	6,276
Deferred income taxes	4,644	4,639
Prepaid expenses and other current assets	1,410	1,276
Income taxes receivable, net	2,467	2,396

Total current assets	85,379	90,282
Property and equipment, net	23,778	25,308
Intangible assets, net	7,557	7,279
Goodwill	972	1,195
Deferred income taxes	13,145	13,847
Long-term investments	6,347	2,684
Other assets	500	590

Total assets	$137,678	$141,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,448	$4,528
Accrued expenses and other liabilities	7,158	5,234

Total current liabilities	8,606	9,762
Other long-term liabilities	3,783	4,811
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2008 and March 31, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2008 and March 31, 2009; 19,290 and 19,382 shares issued at December 31, 2008 and March 31, 2009, respectively; 17,290 and 17,382 shares outstanding at December 31, 2008 and March 31, 2009, respectively	2	2
Additional paid-in capital	151,894	153,053
Treasury stock, at cost—2,000 shares at December 31, 2008 and March 31, 2009	(41,608)	(41,608)
Accumulated other comprehensive income	355	332
Retained earnings	14,646	14,833

Total stockholders' equity	125,289	126,612

Total liabilities and stockholders' equity	$137,678	$141,185

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2009
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$15,210	$17,262
Cost of revenue	294	445

Gross profit	14,916	16,817
Operating expenses:
Selling, general and administrative	8,797	12,788
Research and development	1,763	2,183

Total operating expenses	10,560	14,971

Income from operations	4,356	1,846
Interest and other income, net	879	144

Income from continuing operations before income taxes	5,235	1,990
Provision for income taxes	1,984	1,800

Income from continuing operations	3,251	190
Loss from discontinued operations, net of tax	(1,934)	(3)

Net income	$1,317	$187

Net income per common share:
Basic:
Continuing operations	$0.19	$0.01
Discontinued operations	(0.11)	—

Net income	$0.08	$0.01

Diluted:
Continuing operations	$0.18	$0.01
Discontinued operations	(0.11)	—

Net income	$0.07	$0.01

Weighted average shares used to compute net income per common share:
Basic	17,527	17,067

Diluted	18,059	17,322

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2009
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$1,317	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	909
Adjustment to carrying value of assets held for sale	(4,963)	—
Stock-based compensation charges	1,402	1,511
Deferred income taxes	4,518	(697)
Tax benefits (shortfalls) from stock-based awards	281	(98)
Excess tax shortalls (benefits) from stock-based awards	(295)	100
Other	24	104
Changes in operating assets and liabilities:
Accounts receivable	1,051	2,296
Inventories	(454)	(5)
Prepaid expenses and other assets	408	44
Accounts payable, accrued expenses and other liabilities	(2,134)	1,220
Income taxes receivable	75	71

Net cash provided by operating activities	1,877	5,642

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(6,015)	(9,681)
Available for sale	(12,946)	—
Maturities of held-to-maturity investments	9,530	17,775
Sales of available for sale investments	18,150	2,950
Cash paid for business acquisition, net	—	(24)
Purchase of property and equipment	(571)	(1,164)
Payment for patents and trademarks in process	(168)	(91)

Net cash provided by investing activities	7,980	9,765

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	134	—
Repurchase and retirement of common stock for restricted stock award withholdings	(269)	(254)
Excess tax benefits (shortfalls) from stock-based awards	295	(100)

Net cash provided by (used in) financing activities	160	(354)

Net change in cash and cash equivalents of discontinued operations	(616)	—

Net increase in cash and cash equivalents	9,401	15,053
Cash and cash equivalents, beginning of period	35,523	25,658

Cash and cash equivalents, end of period	$44,924	$40,711

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at March 31, 2009, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009.

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

        In January 2007, the Company combined its cinema and digital images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. During the second quarter of 2008, the Company sold its cinema and digital images businesses in two separate transactions. For additional information, refer to Footnote 10 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

Note 2—Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 amends Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 does not require disclosures for earlier periods

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company plans to adopt the provisions of FSP 107-1 and APB 28-1 during second quarter 2009; however, it does not expect that the adoption of this standard will have a material impact on its financial condition or results of operations.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company plans to adopt the provisions of FSP 157-4 during second quarter 2009; however, it does not expect that the adoption of this standard will have a material impact on its financial condition or results of operations.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company plans to adopt the provisions of FSP 115-2 and 124-2 during second quarter 2009; however, it does not expect that the adoption of this standard will have a material impact on its financial condition or results of operations.

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141(R)-1"). FSP 141R-1 amends the provisions in SFAS No. 141(R), "Business Combinations," for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the Company's

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

adoption of FSP 141(R)-1 will depend upon the nature, terms and magnitude of acquired contingencies associated with future business combinations, if any.

Note 3—Fair Value Measurements

        As of March 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at March 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of March 31, 2009, the Company owned $2,250 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the SFAS No. 157 fair value hierarchy as of March 31, 2009, and par value or cost is a reasonable approximation of fair value.

        Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of March 31, 2009.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$2,250	$—	$2,250	$—

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2008	As of March 31, 2009
Land(1)	$6,600	$6,600
Building and improvements(1)	10,704	12,309
Machinery and equipment	1,796	1,757
Office furniture and fixtures	4,841	5,175
Leasehold improvements	3,554	3,609
Software	5,184	5,270

	32,679	34,720
Less: Accumulated depreciation	(8,901)	(9,412)

Property and equipment, net	$23,778	$25,308

(1)
This property includes an approximately 89,000 square foot building, which shall be used as the Company's new corporate headquarters later in 2009. Therefore, the Company has not begun to recognize depreciation expense for the building or the related improvements.

Note 5—Business Combination

        On December 31, 2008, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into an Asset Purchase Agreement (the "Agreement") with Neural Audio Corporation (the "Seller") and its stockholders providing for the sale of substantially all of the Seller's assets used in the conduct of its audio technology business to the Company and certain patents and patent applications owned by such stockholders (the "Acquired Assets") and the assumption by the Company of certain liabilities of the Seller. The sale was consummated the same day. Pursuant to the terms of the Agreement, the Company paid cash consideration of approximately $7,500 at closing and could pay up to an additional $7,500 in additional cash consideration over the next five years based on

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

performance of certain of the Acquired Assets. The Agreement contains customary representations, warranties and covenants.

        The estimated total purchase price for the acquisition of the Acquired Assets and the assumption by the Company of certain liabilities of the Seller is as follows:

Cash	$7,500
Estimated direct acquisition costs	216

Total estimated purchase price	$7,716

        The estimated purchase price increased by $24 in the first quarter of 2009 as a result of additional direct acquisition costs.

        This acquisition was accounted for as a purchase business combination in conformity with SFAS No. 141. Under the purchase method of accounting, the total estimated purchase price is allocated to the acquired business' net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the estimated purchase price and the preliminary valuation, the preliminary purchase price allocation, which is subject to change based on the Company's final analysis, is as follows:

Accounts receivable	$127
Prepaid assets	5
Tangible assets	180
Other assets	9
Amortizable intangible assets:
Existing technology	3,600
Customer relationships	1,050
Non-compete	515
Tradename	190
IPR&D	1,090
Goodwill	1,195

Total assets acquired	7,961
Liabilities assumed:
Accounts payable	211
Accrued liabilities	34

Total liabilities assumed	245

Total purchase price	$7,716

        A preliminary estimate of $5,355 has been allocated to amortizable intangible assets consisting of existing technology, customer relationships, non-compete and tradename.

        A preliminary estimate of $1,195 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

acquired. Goodwill will not be amortized, and it will be tested for impairment at least annually. The preliminary purchase price allocation for this acquisition is subject to revision as more detailed analysis is completed and additional information becomes available. Any such revisions will change the amount of the purchase price allocable to goodwill. The goodwill estimate increased $223 over the December 31, 2008 estimate in the first quarter of 2009 as a result of additional information relating to the fair value of certain assets and liabilities and the additional direct acquisition costs discussed above.

        The final purchase price and the valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

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

Legal Proceedings

        As a result of the Company's ongoing legal proceedings with Zoran Corporation, it has incurred approximately $2,600 in legal fees and expenses during the three months ended March 31, 2009, which have been classified as selling, general and administrative expenses on the consolidated statement of operations. For additional information regarding the Company's legal proceedings with Zoran, see "Legal Proceedings" in Item 1 of Part II of this report. Although there can be no assurance that an unfavorable outcome with respect to the legal proceedings with Zoran would not have a material adverse effect on the Company's operating results, liquidity or financial position, the Company believes the claims made by Zoran are without merit and will vigorously defend the actions. The Company has not established a contingent liability accrual in connection with the outcome of such legal proceedings, as it currently believes the likelihood of financial exposure is remote.

Note 7—Income Taxes

        For the three months ended March 31, 2009, the Company recorded an income tax provision of $1,800 on pre-tax income from continuing operations of $1,990. This resulted in an effective tax rate of 90% for the quarter. This rate differed from the U.S. statutory rate of 35% primarily due to an

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

adjustment for imputed interest on inter-company balances as described below, which impacted the rate by 44 percentage points.

        In the first quarter of 2009, the Company's management identified an adjustment in its unrecognized tax benefits, in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), liability related to the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $882. The adjustment has decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

        During the three months ended March 31, 2009, the Company's unrecognized tax benefits increased by $882 for an out-of-period adjustment, $23 for tax positions taken in prior periods and by $190 for tax positions taken during the current period. The increases were primarily attributable to uncertain tax positions taken on tax returns that are currently being audited and transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. There is an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months. However, the Company notes that the resolution and timing of closure of open audits is highly uncertain.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service is examining the Company's 2005 and 2006 federal tax returns, including certain prior period carry forwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2008 and 2009, withholding taxes were $1,183 and $1,189, respectively.

Note 8—Comprehensive Income

        At December 31, 2008 and March 31, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended March 31, 2008 and 2009 was $1,322 and $164, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended March 31,
	2008	2009
United States	$1,078	$1,703
International	14,132	15,559

Total revenue	$15,210	$17,262

        The following table sets forth long-lived tangible assets by geographic area:

	As of December 31, 2008	As of March 31, 2009
United States	$22,461	$23,918
International	1,317	1,390

Total long-lived tangible assets	$23,778	$25,308

Note 10—Discontinued Operations

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three months ended March 31, 2008 and 2009.

	For the Three Months Ended March 31,
	2008	2009(1)
Revenue	$4,867	$—
Pre-tax income (loss)	2,302	(3)
Income tax provision	4,236	—

Loss from discontinued operations, net of tax	$(1,934)	$(3)

(1)
The loss from discontinued operations resulted from the resolution of certain estimated costs associated with the sale and other expenses.

Note 11—Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Net Income Per Common Share (Continued)

outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, and the employee stock purchase plan ("ESPP") using the "treasury stock" method.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2008	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$3,251	$190
Loss from discontinued operations	(1,934)	(3)

Net income	$1,317	$187

Denominator:
Weighted average common shares outstanding	17,527	17,067

Continuing operations	$0.19	$0.01
Discontinued operations	(0.11)	—

Basic net income per common share	$0.08	$0.01

Diluted net income per common share:
Numerator:
Income from continuing operations	$3,251	$190
Loss from discontinued operations	(1,934)	(3)

Net income	$1,317	$187

Denominator:
Weighted average shares outstanding	17,527	17,067
Effect of dilutive securities:
Common stock options	472	202
Restricted stock	60	53

Diluted shares outstanding	18,059	17,322

Continuing operations	$0.18	$0.01
Discontinued operations	(0.11)	—

Diluted net income per common share	$0.07	$0.01

        For the three months ended March 31, 2008 and 2009, 452 and 1,777 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward- looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Item 1A below, and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, DVD-Video based products, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 13% for the three months ended March 31, 2009, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets increased 19% for the three months ended March 31, 2009, compared to the same prior year period.

  •
  Royalties from broadcast markets comprised 5% of total revenue for the three months ended March 31, 2009, primarily as a result of the business that we acquired from Neural Audio Corporation, or Neural, on December 31, 2008.

  •
  Legal expenses for our ongoing litigation with Zoran Corporation were approximately $2.6 million for the three months ended March 31, 2009, which were included in selling, general and administrative expenses.

Trends, Opportunities, and Challenges

        Our revenue is primarily dependent upon the DVD-Video based home theater market. The success of DVD-Video based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio, personal computer, portable electronics and video game markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for Blu-ray Disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology in the Blu-ray Disc standard, our revenue growth should closely track the growth rate for sales of these players over the next several years. We expect that the market for Blu-ray Disc players will yield new growth that provides an offset to an expected decline in DVD-Video based product shipments. Further, we believe that mandatory inclusion in the Blu-ray Disc standard will help to improve the adoption rate of our technologies in other consumer products such as video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

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

        We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. Consumer spending for discretionary goods, including consumer electronics products, is generally negatively affected by falling consumer confidence, high unemployment rates, stagnant or falling salaries and wage rates and consumer perception of a protracted economic recovery.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 6, 2009.

Results of Continuing Operations

  Revenues

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended March 31,	$17,262	$15,210	$2,052	13%

        The increase in revenues for the quarter ended March 31, 2009, compared to the same prior year period, was primarily attributable to increases in revenues from broadcast markets, primarily as a result of the business that we acquired from Neural on December 31, 2008, and Blu-ray related royalties. For the three months ended March 31, 2009, revenues from broadcast markets comprised 5% of total revenue. Blu-ray related revenues comprised 22% and 21% of total revenue for the three months ended March 31, 2009 and 2008, respectively. In dollar terms, Blu-ray related revenues were up 19%

for the three months ended March 31, 2009 compared to the same period in 2008, as sales of stand-alone Blu-ray players and Blu-ray enabled PCs continue to supplement the revenues from game consoles which have historically constituted the majority of Blu-ray product shipments. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow during the remainder of this year, as wider availability of high definition players, PC and game console models equipped with a Blu-ray Disc drive, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format. We also expect revenues from broadcast markets to grow as a result of our recent business acquisition from Neural.

  Gross Profit

	2009	%	2008	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended March 31,	$16,817	97%	$14,916	98%	(1)%

        Consolidated gross profit for the three months ended March 31, 2009, compared to the same prior year period, decreased as a percentage of total revenues primarily due to the amortization of acquired intangibles resulting from the business that we acquired from Neural on December 31, 2008. We expect consolidated gross margins in the 97% to 98% range for 2009.

  Selling, General and Administrative ("SG&A")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended March 31,	$12,788	$8,797	$3,991	45%
% of Revenue	74%	58%

        The increase for the three months ended March 31, 2009, compared to the same prior year period, was primarily due to a $2.6 million increase in expenses related to our ongoing litigation with Zoran Corporation, and a $1.1 million increase in employee related costs, including expanded operations and stock-based compensation.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended March 31,	$2,183	$1,763	$420	24%
% of Revenue	13%	12%

        The dollar increase for the three months ended March 31, 2009, compared to the same prior year period, was primarily due to a $0.2 million increase in employee related costs, including expanded operations and stock-based compensation, and a $0.1 million increase in consulting fees to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended March 31,	$144	$879	$(735)	(84)%

        The decrease for the three months ended March 31, 2009, compared to the same prior year period, was primarily due to a decrease in interest income resulting from lower average interest rates and investment balances in the current year period. Also contributing to the decrease for the three months ended March 31, 2009, compared to the same prior year period, were the effects of translation for certain foreign subsidiaries to the United States dollar or functional currency.

        We expect interest and other income for the year to be in the range of $1.0 to $1.5 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2009	2008
	($ in thousands)
Three months ended March 31,	$1,800	$1,984
Effective tax rate	90%	38%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to managements identification of an adjustment in its reserve for unrecognized tax benefits, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", or FIN 48, related to the years 2003 through 2008 that was adjusted during the quarter. The adjustment to increase the FIN 48 liability for imputed interest on inter-company balances had the effect of increasing the effective tax rate in the quarter by 44 percentage points. The Company's management determined that the effect on previously filed reports was not material. Also increasing the annualized rate are the effects of changes in the jurisdictional mix of income.

  Results of Discontinued Operations

        The loss from discontinued operations, comprised of our former digital images and cinema businesses, during the three months ended March 31, 2009 resulted from the resolution of certain estimated costs associated with the sale and other minor expenses.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the sales of the digital images and cinema businesses during the second quarter of 2008, the current year period is not comparable to the same prior year period.

Liquidity and Capital Resources

        At March 31, 2009, we had cash, cash equivalents and short-term investments of $75.7 million, compared to $68.0 million at December 31, 2008. Due to auction failures in the auction rate security markets, we classified our auction rate security holdings of $2.3 million as long-term investments on the unaudited consolidated balance sheet as of March 31, 2009. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash provided by operating activities was $1.9 million and $5.6 million for the three months ended March 31, 2008 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The increase in operating cash flows during the three months ended March 31, 2009, compared to the same prior year period, results largely from the increase in collections of accounts receivable as our revenues continue to increase compared to the same prior year periods. During the three months ended March 31, 2008, our operating cash flows included the working capital of the cinema and digital images businesses, which we sold in two separate transactions during the second quarter of 2008.

        Net cash provided by investing activities totaled $8.0 million and $9.8 million for the three months ended March 31, 2008 and 2009, respectively. The primary source of investing cash flow for the three months ended March 31, 2008 and 2009 was $8.7 million and $11.0 million, respectively, of proceeds from the sales and maturities of investments, net of purchases. Partially offsetting this source of cash were capital expenditures primarily related to the build-out of real property acquired on November 7, 2008. For additional information, see the "New Corporate Headquarters" discussion below.

        Net cash provided by financing activities totaled $0.2 million for the three months ended March 31, 2008. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2009. The primary use of financing cash flow for the three months ended March 31, 2009 was $0.3 million for the repurchase and retirement of common stock for restricted stock award withholdings.

  New Corporate Headquarters

        On November 7, 2008, we purchased real property in Calabasas, California, which includes an approximately 89,000 square foot building that shall be used as our new corporate headquarters later in 2009. We may incur approximately $6.5 million to $11.5 million in capitalized and non-capitalized costs during the remainder of 2009 for the relocation and build-out of this new location. From the purchase date and through March 31, 2009, we have incurred approximately $3.5 million of capitalized costs for the build-out of this new location.

  Zoran Legal Proceedings

        We are engaged in legal proceedings with Zoran Corporation and we previously estimated, as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, that we expected to incur $2.0 million to $4.0 million in legal fees and expenses during the first two quarters of 2009. During the three months ended March 31, 2009, we incurred approximately $2.6 million in legal fees and expenses as a result of these proceedings. Currently, we expect to substantially exceed our initial estimate, but due to the uncertainties associated with the costs, duration and outcome of these legal proceedings, we cannot reasonably estimate such fees and expenses at this time. For additional information, see "Legal Proceedings" in Item 1 of Part II of this report.

  Auction Rate Securities

        As of March 31, 2009, we held approximately $2.3 million in auction rate securities. The auction rate securities held at March 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of March 31, 2009, we owned $2.3 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        Due to our belief that it may take until January 2011 to liquidate these securities, our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of March 31, 2009.

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

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein, in our Form 10-K filed on March 6, 2009 and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2008, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in accordance with FIN 48. As of March 31, 2009, our total amount of unrecognized tax benefits was $4.6 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2009. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of March 31, 2009, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the three months ended March 31, 2009, we derived over 90% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 5% of total revenues during the three months ended March 31, 2009. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.2 million in the three months ended March 31, 2009. Based upon the expenses for the three months ended March 31, 2008, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2009, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by us related to our Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of our patents are unenforceable. We dispute Zoran's allegations and intend to defend the lawsuit vigorously. On October 29, 2008, we filed a motion to compel arbitration and dismiss this action for failure to state a claim, which motion was granted in part with respect to all arbitrable issues and denied with respect to non-arbitrable issues. The court also stayed the case pending the arbitrator's decision on the arbitrable issues. We filed a notice of appeal of this ruling on February 12, 2009 with the U.S. Court of Appeals for the Ninth Circuit. The arbitration hearing began on April 27, 2009.

        On November 21, 2008, we filed suit against Zoran Corporation in the Superior Court for the State of California, County of Los Angeles, Northwest District for fraud, breach of contract and unfair competition. On December 23, 2008, Zoran responded with a general denial and asserted affirmative defenses and filed a cross-complaint against us for declaratory relief. We have filed a general denial and asserted affirmative defenses in response to Zoran's cross-complaint.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below include any material changes to and supersede the risk factors previously disclosed in Part I, Item 1A of our most recent Annual Report on Form 10-K.

Risks Related to Our Business

  We do not expect sales of DVD-Video based products to sustain their past growth rates. Our business is highly dependent on the growth in Blu-ray Disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of DVD-Video based products and home theater systems level off or decline, consumer adoption of Blu-ray Disc products fails to materialize or does not materialize as quickly or extensively as we expect, or alternative technologies in which we do not participate replace DVD-Video based products as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD-Video based products and home theater systems incorporating our technologies. As the markets for DVD-Video based products mature, we expect sales of these products to decline. To the extent that sales of DVD-Video based products and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of Blu-ray Disc players has only just begun. While Toshiba Corporation has previously announced its decision to discontinue sales and marketing of HD-DVD players, they and others continue to sell DVD players with upscaling features that aim to enhance the image quality. The existence of both Blu-ray Disc players and upscaling DVD players can lead to consumer confusion and potentially slow the adoption of Blu-ray Disc players. A potentially slow adoption by consumers of Blu-ray Disc players, as well as the inability of DVD-Video based products to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with DVD-Video based products and home theater systems. Even with the resolution of the competing disc format conflict in early 2008, the rate of consumer adoption and ultimate penetration of Blu-ray Disc players is uncertain and may be slower than past growth rates of DVD-Video based products. In addition, if new technologies are developed for use with DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

  Economic downturns could disrupt and materially harm our business.

        Negative trends in the general economy could cause a downturn in the market for our technology, products and services. The current and continuing financial disruption affecting the banking system, housing market and financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis could adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending. Any reduction in consumer confidence or disposable income, in general, may negatively affect the demand for consumer electronics products that incorporate our digital audio technology. For example, the automotive industry suffered a significant slowdown in 2008 and prospects have not improved in 2009. The incorporation of our technologies into car audio products has accounted for a significant portion of our revenue. In 2008, we derived more than 16% of our revenue from car audio related products and services, but the current state of the automotive industry may result in a substantial decrease in that portion of our revenue in 2009.

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

  We may be subject to legal proceedings that could harm our business.

        In addition to the litigation risks mentioned elsewhere in this report, as described in Item 1 "Legal Proceedings" in Part II of this Form 10-Q, we are currently engaged in litigation and arbitration matters with Zoran Corporation. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technology in particular ways or at all. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed. In addition, protracted legal proceedings are expensive and could divert management's attention from our day-to-day operations, potentially disrupting our business and causing our operating results to suffer.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. Its technology has been incorporated in significantly more DVD-Video based products than our technology. It has also achieved mandatory standard status in product categories that we have not, including DVD-Video based products, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD-Video based products and Blu-ray Disc players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

  •
  the costs associated with our expansion, if any; and

  •
  the costs of ongoing litigation and enforcement activities to defend our intellectual property.

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

        Although the first movie with a DTS audio soundtrack was released in 1993, we did not enter the home theater market until 1996, and our technology has only recently been incorporated into other consumer electronics markets, such as car audio, personal computers, video games and consoles, portable electronics devices, and digital satellite and cable broadcast products. More recently, we have entered into the "virtual" surround space with the asset acquisitions from Spatializer Laboratories, Inc. and Neural Audio Corporation and internal development of technology that we have branded DTS Surround Sensation. We do not have experience in this specific segment of the market and it is dominated by existing technologies from companies including Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

  Our technology and products are complex and may contain errors that could cause us to lose customers, damage our reputation, or incur substantial costs.

        Our technology or products could contain errors that could cause our products or technology to operate improperly and could cause unintended consequences. If our products or technology contain errors we, could be required to replace them, and if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, as well as provide insurance coverage to such events, if these contract provisions are not enforced or are unenforceable for any reason, if liabilities arise that are not effectively limited, or if our insurance coverage is inadequate to satisfy the liability, we could incur substantial costs in defending and/or settling product liability claims.

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

        Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees is found to have violated these requirements, we and our employees could be subject to significant fines, criminal sanctions and other penalties.

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

        We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. For example, the introduction of Blu-ray Disc players may result in an overall near-term slowdown in our business as sales of DVD-Video based products slow in anticipation of purchasing Blu-ray Disc products, but purchases of Blu-ray Disc products are in an early phase market adoption. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, economic down turns, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to manufacturing activities from prior periods and we may incur expenditures related to enforcement activity. These expenditures and royalty recoveries, as applicable, may cause revenues to be higher than expected,or net profit to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

  Even if our technologies are adopted as an industry standard for a particular market, manufacturers may not widely adopt our technologies.

        Even if a standards-setting body mandates our technologies for a particular market, our technologies may not be the sole technologies adopted for that market as an industry standard. Further, even when inclusion of certain of our technologies is mandated by a particular standard, market participants may choose not to implement or adopt any of our technologies beyond those required by the mandate. Our revenues and operating results depend on manufacturers choosing to adopt our technologies instead of or along with competitive technologies that may also be acceptable under industry standards. For example, the continued growth of our revenue from the Blu-ray Disc market depends upon both the continued growth of the format generally and manufacturers' choosing to incorporate our multi-channel technologies where they are an optional industry standard.

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2008, one customer accounted for 19% of revenues from our continuing operations. Although we have agreements with many of our customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 federal income tax return and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

  Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in DVD-Video based products and Blu-ray Disc. In the standard for Blu-ray Disc, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended March 31, 2009 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2009 through January 31, 2009	—	—		—	—
February 1, 2009 through February 28, 2009	14,772	$16.23		—	—
March 1, 2009 through March 31, 2009	935	$15.35		—	—

Total	15,707	$16.18	(3)	—	—

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended March 31, 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On May 11, 2009, we entered into an employment agreement, effective as of April 14, 2009, with Brian D. Towne in connection with the continued employment of Mr. Towne as our Executive Vice President and General Manager. The agreement amends the terms of his May 2005 employment agreement with us.

        The material changes to the terms of Mr. Towne's employment are with respect to potential severance payments and benefits. Pursuant to the agreement, if Mr. Towne is terminated by us without good cause, or is constructively terminated, we are required to pay his base salary and continue his benefits for a period of 12 months. In addition, in such event, all of his equity awards shall immediately vest in full and, as applicable, be exercisable for five years from the date of termination (but not beyond the term of the award). Under the agreement, "constructive termination" means any material failure by us to fulfill our obligations under the agreement which is not cured in 30 days after written notice, including removal without cause from Mr. Towne's position as our Executive Vice President and General Manager, any material change by us in his functions, duties or responsibilities without his consent, or a material, non-voluntary reduction in his base salary and eligibility for bonus amounts. Under the agreement, a termination for "good cause" could occur in the case of Mr. Towne's negligence, material or repetitive misconduct or failure to perform, fraud upon us, conviction of (or a plea of guilty or nolo contendere with respect to) any crime punishable by imprisonment, or failure to execute and deliver to us any documents required by all employees or by employees of a similar position. As consideration for receiving the severance payments and benefits provided by the agreement, during the period in which Mr. Towne receives such payments or benefits, (i) he is required to be reasonably available by phone as a consultant to us for up to eight hours per week on projects or tasks in which he was previously involved, (ii) he shall not, directly or indirectly, invest in or engage in activities with any person or entity that is a direct competitor of us (provided that a 5% or less investment in a publicly traded company would generally not violate this requirement), (iii) he shall not interfere with our business relationship with our customers or suppliers or solicit any of our employees to leave us, and (iv) he shall enter into a severance agreement and general release with us which shall become effective no later than 60 days following his termination.

        The other material terms of the agreement include a base salary of $280,000 per year, eligibility to participate in our annual cash incentive plan on a level commensurate with other executives, and benefits that are generally available to other executives or our employees.

        The foregoing description of the material terms and conditions of the agreement is qualified in its entirety by reference to the agreement attached to this report as Exhibit 10.2 and incorporated by reference herein.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on March 23, 2009, effective as of January 1, 2009, by and between Daniel E. Slusser and the Company#
10.2	Employment Agreement, executed on May 11, 2009, effective as of April 14, 2009, by and between Brian D. Towne and the Company#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

#
Indicates management contract, arrangement or compensatory plan.

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

DTS, Inc.
Date: May 11, 2009	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: May 11, 2009	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on March 23, 2009, effective as of January 1, 2009, by and between Daniel E. Slusser and the Company#
10.2	Employment Agreement, executed on May 11, 2009, effective as of April 14, 2009, by and between Brian D. Towne and the Company#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

#
Indicates management contract, arrangement or compensatory plan.

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.