Form 10-Q
period 2009-06-30
DTS, INC.
filed 2009-08-10
CIK 1226308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

         As of July 31, 2009 a total of 17,481,596 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

        DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008	As of June 30, 2009
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,658	$38,200
Short-term investments	42,365	40,392
Accounts receivable, net of allowance for doubtful accounts of $64 and $229 at December 31, 2008 and June 30, 2009, respectively	8,835	7,260
Deferred income taxes	4,644	4,623
Prepaid expenses and other current assets	1,410	1,714
Income taxes receivable, net	2,467	2,419

Total current assets	85,379	94,608
Property and equipment, net	23,778	30,004
Intangible assets, net	7,557	6,991
Goodwill	972	748
Deferred income taxes	13,145	13,247
Long-term investments	6,347	6,422
Other assets	500	624

Total assets	$137,678	$152,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,448	$9,314
Accrued expenses and other liabilities	7,158	5,447

Total current liabilities	8,606	14,761
Other long-term liabilities	3,783	5,128
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2008 and June 30, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2008 and June 30, 2009; 19,290 and 19,483 shares issued at December 31, 2008 and June 30, 2009, respectively; 17,290 and 17,483 shares outstanding at December 31, 2008 and June 30, 2009, respectively	2	2
Additional paid-in capital	151,894	155,588
Treasury stock, at cost—2,000 shares at December 31, 2008 and June 30, 2009	(41,608)	(41,608)
Accumulated other comprehensive income	355	310
Retained earnings	14,646	18,463

Total stockholders' equity	125,289	132,755

Total liabilities and stockholders' equity	$137,678	$152,644

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$12,829	$24,165	$28,039	$41,427
Cost of revenue	314	449	608	894

Gross profit	12,515	23,716	27,431	40,533
Operating expenses:
Selling, general and administrative	8,726	16,067	17,523	28,855
Research and development	1,876	2,380	3,639	4,563

Total operating expenses	10,602	18,447	21,162	33,418

Income from operations	1,913	5,269	6,269	7,115
Interest and other income, net	388	718	1,267	862

Income from continuing operations before income taxes	2,301	5,987	7,536	7,977
Provision for income taxes	927	2,361	2,911	4,161

Income from continuing operations	1,374	3,626	4,625	3,816
Income from discontinued operations, net of tax	3,639	4	1,705	1

Net income	$5,013	$3,630	$6,330	$3,817

Net income per common share:
Basic:
Continuing operations	$0.08	$0.21	$0.26	$0.22
Discontinued operations	0.20	—	0.10	—

Net income	$0.28	$0.21	$0.36	$0.22

Diluted:
Continuing operations	$0.07	$0.21	$0.25	$0.22
Discontinued operations	0.20	—	0.10	—

Net income	$0.27	$0.21	$0.35	$0.22

Weighted average shares used to compute net income per common share:
Basic	17,714	17,123	17,620	17,096

Diluted	18,358	17,683	18,209	17,504

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2009
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$6,330	$3,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,338	1,820
Adjustment to carrying value of assets held for sale	(4,963)	—
Loss on sale of assets held for sale	2,099	—
Stock-based compensation charges	2,499	2,909
Deferred income taxes	(1,840)	(81)
Tax benefits from stock-based awards	36	90
Excess tax benefits from stock-based awards	(18)	(221)
Other	(3)	146
Changes in operating assets and liabilities:
Accounts receivable	5,607	1,257
Prepaid expenses and other assets	(518)	17
Accounts payable, accrued expenses and other liabilities	(2,584)	5,193
Income taxes receivable	245	48

Net cash provided by operating activities	8,228	14,995

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(29,383)	(25,452)
Available for sale	(12,925)	—
Maturities of held-to-maturity investments	20,050	24,400
Sales of available for sale investments	20,925	2,950
Proceeds from the sale of assets held for sale, net	10,300	—
Cash paid for business and technology acquisitions, net	(226)	(27)
Purchase of property and equipment	(1,315)	(5,048)
Payment for patents and trademarks in process	(401)	(192)

Net cash provided by (used in) investing activities	7,025	(3,369)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	6,312	959
Repurchase and retirement of common stock for restricted stock award withholdings	(513)	(264)
Excess tax benefits from stock-based awards	18	221

Net cash provided by financing activities	5,817	916

Net change in cash and cash equivalents of discontinued operations	333	—

Net increase in cash and cash equivalents	21,403	12,542
Cash and cash equivalents, beginning of period	35,523	25,658

Cash and cash equivalents, end of period	$56,926	$38,200

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1--Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at June 30, 2009, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009.

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

        The Company has evaluated subsequent events through August 10, 2009, the date that the consolidated financial statements were issued. All subsequent events requiring recognition or disclosure as of June 30, 2009, have been incorporated into the consolidated financial statements presented herein. For additional information, refer to Footnote 5 of the consolidated financial statements, "Business Combination."

Note 2—Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 amends Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

well as in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 107-1 and APB 28-1, during second quarter 2009, did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 157-4, during second quarter 2009, did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of FSP 115-2 and 124-2, during second quarter 2009, did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141(R)-1"). FSP 141R-1 amends the provisions in SFAS No. 141(R), "Business Combinations," for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the Company's adoption of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

FSP 141(R)-1 will depend upon the nature, terms and magnitude of acquired contingencies associated with future business combinations, if any.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." This standard replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principle," and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on the Company's consolidated financial statements.

Note 3—Fair Value Measurements

        As of June 30, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets included the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at June 30, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of June 30, 2009, the Company

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

owned $2,250 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the SFAS No. 157 fair value hierarchy as of June 30, 2009, and par value or cost is a reasonable approximation of fair value.

        Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of June 30, 2009.

        Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$2,250	$—	$2,250	$—

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2008	As of June 30, 2009
Land(1)	$6,600	$6,600
Building and improvements(1)	10,704	17,207
Machinery and equipment	1,796	1,776
Office furniture and fixtures	4,841	5,202
Leasehold improvements	3,554	3,657
Software	5,184	5,412

	32,679	39,854
Less: Accumulated depreciation	(8,901)	(9,850)

Property and equipment, net	$23,778	$30,004

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

        On July 21, 2009, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into a Settlement Agreement (the "Settlement Agreement") with the Seller and its stockholders providing that $450 be paid to the Company, as the working capital conveyed to the Company was less than the threshold required by the Agreement. As this Settlement Agreement provided additional evidence about conditions that existed prior to June 30, 2009, the $450 settlement was a recognized subsequent event on the consolidated balance sheet at June 30, 2009, and goodwill was reduced accordingly.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

        The estimated total purchase price for the acquisition of the Acquired Assets and the assumption by the Company of certain liabilities of the Seller is as follows:

Cash	$7,050
Estimated direct acquisition costs	219

Total estimated purchase price	$7,269

        The estimated purchase price decreased by $423 during the first six months of 2009 as a result of the aforementioned Settlement Agreement, net of additional direct acquisition costs.

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

Accounts receivable	$127
Prepaid assets	5
Tangible assets	180
Other assets	9
Amortizable intangible assets:
Existing technology	3,600
Customer relationships	1,050
Non-compete	515
Tradename	190
IPR&D	1,090
Goodwill	748

Total assets acquired	7,514
Liabilities assumed:
Accounts payable	211
Accrued liabilities	34

Total liabilities assumed	245

Total purchase price	$7,269

        A preliminary estimate of $5,355 has been allocated to amortizable intangible assets consisting of existing technology, customer relationships, non-compete and tradename.

        A preliminary estimate of $748 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized, and it will be tested for impairment at least annually. The preliminary purchase price allocation for this acquisition is subject to revision as more detailed analysis

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

is completed and additional information becomes available. Any such revisions will change the amount of the purchase price allocable to goodwill. The goodwill estimate decreased $224 from the December 31, 2008 estimate during the first six months of 2009 as a result of the aforementioned Settlement Agreement, net of additional information relating to the fair value of certain assets and liabilities and the aforementioned additional direct acquisition costs.

        The final purchase price and the valuation of the net assets acquired are expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

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

Legal Proceedings

        As a result of the Company's legal proceedings with Zoran Corporation, it has incurred approximately $6,125 and $8,725 in legal fees and expenses during the three and six months ended June 30, 2009, respectively, which have been classified as selling, general and administrative expenses on the consolidated statements of operations. On June 18, 2009, we settled all pending legal matters with Zoran Corporation. As a result, Zoran Corporation has entered into a new DTS license agreement for DTS technologies required for both DVD and Blu-ray products, including DTS-HD Master Audio. For additional information regarding the Company's legal proceedings with Zoran, see "Legal Proceedings" in Item 1 of Part II of this report.

Note 7—Income Taxes

        For the three months ended June 30, 2009, the Company recorded an income tax provision of $2,361 on pre-tax income from continuing operations of $5,987. For the six months ended June 30, 2009, the Company recorded an income tax provision of $4,161 on pre-tax income from continuing operations of $7,977, which resulted in an annualized effective tax rate of 52%. This rate differed from the U.S. statutory rate of 35% primarily due to an adjustment for imputed interest on inter-company balances as described below, which impacted the rate by 11 percentage points.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

        In the first quarter of 2009, the Company's management identified an adjustment in its unrecognized tax benefits, in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), liability primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $882. The adjustment has decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

        During the six months ended June 30, 2009, the Company's unrecognized tax benefits increased by $882 for an out-of-period adjustment, $23 for tax positions taken in prior periods and by $467 for tax positions taken during the current period. The increases were primarily attributable to uncertain tax positions taken on tax returns that are currently being audited and transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate, if recognized. There is an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months. However, the Company notes that the resolution and timing of closure of open audits is highly uncertain.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2008 and 2009, withholding taxes were $601 and $592, respectively. For the six months ended June 30, 2008 and 2009, withholding taxes were $1,784 and $1,781, respectively.

Note 8—Comprehensive Income

        At December 31, 2008 and June 30, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended June 30, 2008 and 2009 was $5,077 and $3,608, respectively. Comprehensive income for the six months ended June 30, 2008 and 2009 was $6,399 and $3,772, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
United States	$1,313	$11,833	$2,391	$13,536
International	11,516	12,332	25,648	27,891

Total revenue	$12,829	$24,165	$28,039	$41,427

        The following table sets forth long-lived tangible assets by geographic area:

	As of December 31, 2008	As of June 30, 2009
United States	$22,461	$28,589
International	1,317	1,415

Total long-lived tangible assets	$23,778	$30,004

Note 10—Discontinued Operations

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three and six months ended June 30, 2008 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009(1)	2008	2009(1)
Revenue	$1,347	$—	$6,214	$—
Pre-tax income (loss)	(2,983)	4	(681)	1
Income tax benefit	(6,622)	—	(2,386)	—

Income from discontinued operations, net of tax	$3,639	$4	$1,705	$1

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

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$1,374	$3,626	$4,625	$3,816
Income from discontinued operations	3,639	4	1,705	1

Net income	$5,013	$3,630	$6,330	$3,817

Denominator:
Weighted average common shares outstanding	17,714	17,123	17,620	17,096

Continuing operations	$0.08	$0.21	$0.26	$0.22
Discontinued operations	0.20	—	0.10	—

Basic net income per common share	$0.28	$0.21	$0.36	$0.22

Diluted net income per common share:
Numerator:
Income from continuing operations	$1,374	$3,626	$4,625	$3,816
Income from discontinued operations	3,639	4	1,705	1

Net income	$5,013	$3,630	$6,330	$3,817

Denominator:
Weighted average shares outstanding	17,714	17,123	17,620	17,096
Effect of dilutive securities:
Common stock options	574	468	523	336
Restricted stock	66	80	63	67
ESPP	4	12	3	5

Diluted shares outstanding	18,358	17,683	18,209	17,504

Continuing operations	$0.07	$0.21	$0.25	$0.22
Discontinued operations	0.20	—	0.10	—

Diluted net income per common share	$0.27	$0.21	$0.35	$0.22

        For the three months ended June 30, 2008 and 2009, 28 and 382 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Net Income Per Common Share (Continued)

per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2008 and 2009, 240 and 1,076 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward- looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A, and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, DVD based products, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, and home theater systems. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 88% and 48% for the three and six months ended June 30, 2009, respectively, compared to the same prior year periods.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $11.2 million and $12.6 million during the three and six months ended June 30, 2009, respectively, compared to the same prior year periods.

  •
  Royalties from broadcast markets comprised 4% of total revenue for the three and six months ended June 30, 2009, primarily as a result of the business that we acquired from Neural Audio Corporation, or Neural, on December 31, 2008.

  •
  Royalties from Blu-ray product markets increased 53% and 29% for the three and six months ended June 30, 2009, respectively, compared to the same prior year periods.

  •
  Legal expenses for our litigation with Zoran Corporation were approximately $6.1 million and $8.7 million for the three and six months ended March 31, 2009, respectively, which were included in selling, general and administrative expenses.

Trends, Opportunities, and Challenges

        Our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending to the car audio, personal computer, portable electronics and video game markets as well. In addition, we expect the recent acceleration of the market for high definition televisions to drive demand for Blu-ray Disc players and advanced home theater systems over the next several years. Because we have been selected as a mandatory technology in the Blu-ray Disc standard, our revenue growth should closely track the growth rate for sales of these players over the next several years. We expect that the market for Blu-ray Disc players will yield new growth that provides an offset to an expected decline in DVD based product shipments. Further, we believe that mandatory inclusion in the Blu-ray Disc standard will help to improve the adoption rate of our technologies in other consumer products such as video game consoles, personal audio and video players, personal computers and in-car entertainment systems.

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

        We view our recent business acquisition from Neural as an excellent opportunity for us to leverage our high quality branded technology, and this acquired business places us into the broadcast (both radio and television) market and helps to solidify our position in the car and game markets.

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

Results of Continuing Operations

  Revenues

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended June 30,	$24,165	$12,829	$11,336	88%
Six months ended June 30,	$41,427	$28,039	$13,388	48%

        The increase in revenues for the three months ended June 30, 2009, compared to the same prior year period, was primarily attributable to an $11.2 million increase in royalty recoveries from intellectual property compliance and enforcement activities. Also, revenues from broadcast markets and Blu-ray product markets increased during the three months ended June 30, 2009, compared to the same prior year period. Royalties from broadcast markets comprised 4% of total revenue for the three months ended June 30, 2009, primarily as a result of the business that we acquired from Neural, on December 31, 2008. Royalties from Blu-ray product markets increased 53% for the three months ended June 30, 2009, compared to the same prior year period, as increases in revenues from stand alone Blu-ray players and Blu-ray enabled PCs offset softness in game consoles. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow during the remainder of this year, as wider availability of Blu-ray players, PC and game console models equipped with a Blu-ray Disc drive, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the six months ended June 30, 2009, compared to the same prior year period, was primarily attributable to a $12.6 million increase in royalty recoveries from intellectual property compliance and enforcement activities. Also, revenues from broadcast markets and Blu-ray product markets increased during the six months ended June 30, 2009, compared to the same prior year period. Royalties from broadcast markets comprised 4% of total revenue for the six months ended June 30, 2009, primarily as a result of the business that we acquired from Neural, on December 31, 2008. Royalties from Blu-ray product markets increased 29% for the six months ended June 30, 2009, compared to the same prior year period.

  Gross Profit

	2009	%	2008	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended June 30,	$23,716	98%	$12,515	98%	0%
Six months ended June 30,	$40,533	98%	$27,431	98%	0%

        Consolidated gross profit for the three and six months ended June 30, 2009, compared to the same prior year periods, remained consistent. We expect consolidated gross margins in the 97% to 98% range for 2009.

  Selling, General and Administrative ("SG&A")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended June 30,	$16,067	$8,726	$7,341	84%
% of Revenue	66%	68%
Six months ended June 30,	$28,855	$17,523	$11,332	65%
% of Revenue	70%	62%

        The dollar increase for the three months ended June 30, 2009, compared to the same prior year period, was primarily due to a $6.1 million increase in expenses related to our litigation with Zoran Corporation, a $0.5 million increase in employee related costs, including expanded operations and stock-based compensation, and a $0.3 million increase in advertising expenses.

        The increase for the six months ended June 30, 2009, compared to the same prior year period, was primarily due to an $8.7 million increase in expenses related to our litigation with Zoran Corporation, a $1.6 million increase in employee related costs, including expanded operations and stock-based compensation, and a $0.3 million increase in occupancy costs for expanded operations.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended June 30,	$2,380	$1,876	$504	27%
% of Revenue	10%	15%
Six months ended June 30,	$4,563	$3,639	$924	25%
% of Revenue	11%	13%

        The dollar increase for the three months ended June 30, 2009, compared to the same prior year period, was primarily due to a $0.4 million increase in employee related costs, including expanded operations and stock-based compensation.

        The dollar increase for the six months ended June 30, 2009, compared to the same prior year period, was primarily due to a $0.6 million increase in employee related costs, including expanded operations and stock-based compensation, and a $0.1 million increase in consulting fees to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended June 30,	$718	$388	$330	85%
Six months ended June 30,	$862	$1,267	$(405)	(32)%

        The increase for the three months ended June 30, 2009, compared to the same prior year period, was primarily due to the interest income associated with the aforementioned royalty recoveries from intellectual property compliance and enforcement activities, partially offset by the decrease in interest income resulting from lower average interest rates and investment balances in the current year period. Also contributing to the increase for the three months ended June 30, 2009, compared to the same prior year period, were the effects of translation for certain foreign subsidiaries to the United States dollar or functional currency.

        The decrease for the six months ended June 30, 2009, compared to the same prior year period, was primarily due to the decrease in interest income resulting from lower average interest rates and investment balances in the current year period. Also contributing to the decrease for the six months ended June 30, 2009, compared to the same prior year period, were the effects of translation for certain foreign subsidiaries to the United States dollar or functional currency. Partially offsetting these decreases was interest income associated with the aforementioned royalty recoveries from intellectual property compliance and enforcement activities.

        We expect interest and other income for the year to be in the range of $1.0 to $1.5 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2009	2008
	($ in thousands)
Three months ended June 30,	$2,361	$927
Effective tax rate	39%	40%
Six months ended June 30,	$4,161	$2,911
Effective tax rate	52%	39%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to managements identification of an adjustment in its reserve for unrecognized tax benefits, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", or FIN 48, related to the years 2003 through 2008 that was adjusted during the first quarter of 2009. This adjustment to increase the FIN 48 liability for imputed interest on inter-company balances had the effect of increasing the effective tax rate for the six months ended June 30, 2009, by 11 percentage points. The Company's management determined that the effect on previously filed reports was not material. Also increasing the annualized rate are the effects of other FIN 48 adjustments primarily related to transfer pricing.

  Results of Discontinued Operations

        The results of discontinued operations, comprised of our former digital images and cinema businesses, during the three and six months ended June 30, 2009 resulted from the resolution of certain estimated costs associated with the sale and other minor expenses.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the sales of the digital images and cinema businesses during the second quarter of 2008, the current year periods are not comparable to the same prior year periods.

Liquidity and Capital Resources

        At June 30, 2009, we had cash, cash equivalents and short-term investments of $78.6 million, compared to $68.0 million at December 31, 2008. Due to auction failures in the auction rate security markets, we classified our auction rate security holdings of $2.3 million as long-term investments on the unaudited consolidated balance sheet as of June 30, 2009. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash provided by operating activities was $8.2 million and $15.0 million for the six months ended June 30, 2008 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The increase in operating cash flows during the six months ended June 30, 2009, compared to the same prior year period, results largely from the increase in liabilities for legal expenses related to the aforementioned litigation with Zoran Corporation. During the six months ended June 30, 2008, our operating cash flows included the working capital of the cinema and digital images businesses, which we sold in two separate transactions during the second quarter of 2008.

        Net cash provided by investing activities totaled $7.0 million for the six months ended June 30, 2008. Net cash used in investing activities totaled $3.4 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, the primary source of cash by investing activities were the proceeds from the sales of the cinema and digital images businesses during the second quarter of 2008. During the six months ended June 30, 2008, the primary use of cash in investing activities were capital expenditures related to the build-out of real property acquired on November 7, 2008. For additional information, see the "New Corporate Headquarters" discussion below.

        Net cash provided by financing activities totaled $5.8 million and $0.9 million for the six months ended June 30, 2008 and 2009, respectively, which results primarily from proceeds from the issuance of common stock under our stock-based compensation plans.

  New Corporate Headquarters

        On November 7, 2008, we purchased real property in Calabasas, California, which includes an approximately 89,000 square foot building that shall be used as our new corporate headquarters later in 2009. We may incur approximately $3.0 million to $5.0 million in capitalized and non-capitalized costs during the remainder of 2009 for the relocation and build-out of this new location. From the purchase date and through June 30, 2009, we have incurred approximately $7.7 million of capitalized costs for the build-out of this new location.

  Auction Rate Securities

        As of June 30, 2009, we held approximately $2.3 million in auction rate securities. The auction rate securities held at June 30, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of June 30, 2009, we owned $2.3 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such transaction would be initiated by UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        Due to our belief that it may take until January 2011 to liquidate these securities, our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of June 30, 2009.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2008, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in accordance with FIN 48. As of June 30, 2009, our total amount of unrecognized tax benefits was $4.8 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2009. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of June 30, 2009, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes.

        During the six months ended June 30, 2009, we derived over 67% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items.

We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the six months ended June 30, 2009. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $6.4 million in the six months ended June 30, 2009. Based upon the expenses for the six months ended June 30, 2009, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2009, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 8, 2008, Zoran Corporation filed a complaint in the U.S. District Court in the Northern District of California alleging violation of the Sherman Act and patent misuse by us related to our Blu-ray Disc technology and seeking treble monetary damages, injunctive relief and judgment that certain of our patents are unenforceable. We disputed Zoran's allegations and defended the lawsuit vigorously. On October 29, 2008, we filed a motion to compel arbitration and dismiss this action for failure to state a claim, which motion was granted in part with respect to all arbitrable issues and denied with respect to non-arbitrable issues. The court also stayed the case pending the arbitrator's decision on the arbitrable issues. We filed a notice of appeal of this ruling on February 12, 2009 with the U.S. Court of Appeals for the Ninth Circuit. The arbitration hearing began on April 27, 2009.

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

        On June 18, 2009, we settled all pending legal matters with Zoran Corporation. As a result, Zoran Corporation has entered into a new DTS license agreement for DTS technologies required for both DVD and Blu-ray products, including DTS-HD Master Audio.

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

Risks Related to Our Business

  We do not expect sales of DVD based products to sustain their past growth rates. Our business is highly dependent on the growth in Blu-ray Disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that sales of DVD based products and home theater systems level off or decline, consumer adoption of Blu-ray Disc products fails to materialize or does not materialize as quickly or extensively as we expect, or alternative technologies in which we do not participate replace DVD based products as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. As the markets for DVD based products mature, we expect sales of these products to decline. To the extent that sales of DVD based products and home theater systems level off or decline, our business will be adversely affected. Additionally, the release and consumer adoption of Blu-ray Disc players has only just begun to ramp up. While Toshiba Corporation has previously announced its decision to discontinue sales and marketing of HD-DVD players, they and others continue to sell DVD players with upscaling features that aim to enhance the image quality. The existence of both Blu-ray Disc players and upscaling DVD players can lead to consumer confusion and potentially slow the adoption of Blu-ray Disc players. A potentially slow adoption by consumers of Blu-ray Disc players, as well as the inability of DVD based products to sustain their past growth rates, could adversely affect our business, as revenue and earnings derived from these new players and associated home theater system sales may not fully replace the anticipated decline in revenue and earnings associated with DVD based products and home theater systems. Even with the resolution of the competing disc format conflict in early 2008, the rate of consumer adoption and ultimate penetration of Blu-ray Disc players is uncertain and may be slower than past growth rates of DVD based products. In addition, if new technologies are developed for use with DVDs or new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

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

        The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering digital audio technology incorporated into consumer electronics product and entertainment mediums, including Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Microsoft Corporation, Sony Corporation, Thomson and SRS Labs, Inc.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. Its technology has been incorporated in significantly more DVD based products than our technology. It has also achieved mandatory standard status in product categories that we have not, including DVD based products, for its stereo technology and terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

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

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology, such as DVD based products and Blu-ray Disc players and home theater systems, have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

  •
  the costs associated with our expansion, if any; and

  •
  the costs of litigation and enforcement activities to defend our intellectual property.

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

        We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. For example, the introduction of Blu-ray Disc players may result in an overall near-term slowdown in our business as sales of DVD based products slow in anticipation of purchasing Blu-ray Disc products, but purchases of Blu-ray Disc products are in an early phase market adoption. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, economic down turns, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

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

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 and 2006 federal income tax returns, including certain prior period carryforwards, and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

  Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in DVD based products and Blu-ray Disc. In the standard for Blu-ray Disc, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended June 30, 2009 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2009 through April 30, 2009	—	—		—	—
May 1, 2009 through May 31, 2009	426	$24.49		—	—
June 1, 2009 through June 30, 2009	—	—		—	—

Total	426	$24.49	(2)	—	—

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended June 30, 2009.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of DTS, Inc. was held on May 14, 2009. The following matters were voted upon and were approved as set forth below.

        The stockholders elected three Class III directors to hold office until the 2012 Annual Meeting of Stockholders, or until their successors are duly elected and qualified or until their earlier death, resignation or removal, by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
Jon E. Kirchner	16,517,545	42,491
V. Sue Molina	16,523,024	37,012
Ronald N. Stone	16,523,390	36,646

        The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Stockholders: Daniel E. Slusser, Joseph A. Fischer and L. Gregory Ballard.

        The following individuals are continuing directors with terms expiring upon the 2011 Annual Meeting of Stockholders: Joerg D. Agin and C. Ann Busby.

        The stockholders ratified Grant Thornton LLP as the independent registered public accounting firm of DTS, Inc. for the 2009 fiscal year by the following vote:

Number of Shares
For	Against	Abstain	Broker Non-Votes
16,553,529	6,044	463	—

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on May 11, 2009, effective as of April 14, 2009, by and between Brian D. Towne and the Company(1)#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (SEC file number 000-50335-09815716).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: August 10, 2009	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: August 10, 2009	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on May 11, 2009, effective as of April 14, 2009, by and between Brian D. Towne and the Company(1)#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

(1)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (SEC file number 000-50335-09815716).