Form 10-Q
period 2009-09-30
DTS, INC.
filed 2009-11-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

Commission File Number 000-50335

DTS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467655 (I.R.S. Employer Identification No.)
5220 Las Virgenes Road Calabasas, California 91302 (Address of principal executive offices and zip code)	(818) 436-1000 (Registrant's telephone number, including area code)
5171 Clareton Drive Agoura Hills, CA 91301 (Former name or former address, if changed since last report)

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

         As of October 30, 2009 a total of 17,525,397 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008	As of September 30, 2009
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,658	$38,528
Short-term investments	42,365	30,733
Accounts receivable, net of allowance for doubtful accounts of $64 and $229 at December 31, 2008 and September 30, 2009, respectively	8,835	6,966
Deferred income taxes	4,644	4,639
Prepaid expenses and other current assets	1,410	1,380
Income taxes receivable, net	2,467	2,747

Total current assets	85,379	84,993
Property and equipment, net	23,778	33,648
Intangible assets, net	7,557	6,681
Goodwill	972	754
Deferred income taxes	13,145	13,876
Long-term investments	6,347	11,282
Other assets	500	562

Total assets	$137,678	$151,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,448	$4,637
Accrued expenses and other liabilities	7,158	5,522

Total current liabilities	8,606	10,159
Other long-term liabilities	3,783	5,576
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2008 and September 30, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2008 and September 30, 2009; 19,290 and 19,485 shares issued at December 31, 2008 and September 30, 2009, respectively; 17,290 and 17,485 shares outstanding at December 31, 2008 and September 30, 2009, respectively	2	2
Additional paid-in capital	151,894	156,919
Treasury stock, at cost—2,000 shares at December 31, 2008 and September 30, 2009	(41,608)	(41,608)
Accumulated other comprehensive income	355	340
Retained earnings	14,646	20,408

Total stockholders' equity	125,289	136,061

Total liabilities and stockholders' equity	$137,678	$151,796

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$13,943	$15,078	$41,982	$56,505
Cost of revenue	322	448	930	1,342

Gross profit	13,621	14,630	41,052	55,163
Operating expenses:
Selling, general and administrative	8,895	9,589	26,418	38,444
Research and development	1,725	2,072	5,364	6,635

Total operating expenses	10,620	11,661	31,782	45,079

Income from operations	3,001	2,969	9,270	10,084
Interest and other income, net	534	251	1,801	1,113

Income from continuing operations before income taxes	3,535	3,220	11,071	11,197
Provision for income taxes	1,526	1,251	4,437	5,412

Income from continuing operations	2,009	1,969	6,634	5,785
Income (loss) from discontinued operations, net of tax	17	(24)	1,722	(23)

Net income	$2,026	$1,945	$8,356	$5,762

Net income per common share:
Basic:
Continuing operations	$0.11	$0.11	$0.37	$0.34
Discontinued operations	—	—	0.10	—

Net income	$0.11	$0.11	$0.47	$0.34

Diluted:
Continuing operations	$0.11	$0.11	$0.36	$0.33
Discontinued operations	—	—	0.10	—

Net income	$0.11	$0.11	$0.46	$0.33

Weighted average shares used to compute net income per common share:
Basic	17,963	17,181	17,735	17,124

Diluted	18,509	17,786	18,310	17,599

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2009
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$8,356	$5,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,009	2,688
Adjustment to carrying value of assets held for sale	(4,963)	—
Loss on sale of assets held for sale	2,099	—
Stock-based compensation charges	3,543	4,247
Deferred income taxes	(1,547)	(726)
Tax benefits from stock-based awards	92	89
Excess tax benefits from stock-based awards	(75)	(229)
Other	103	179
Changes in operating assets and liabilities:
Accounts receivable	5,680	1,551
Prepaid expenses and other assets	(1,055)	(37)
Accounts payable, accrued expenses and other liabilities	(1,651)	540
Income taxes receivable	348	(280)

Net cash provided by operating activities	12,939	13,784

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(54,012)	(31,576)
Available for sale	(12,931)	—
Maturities of held-to-maturity investments	24,550	35,323
Sales of available for sale investments	26,350	2,950
Proceeds from the sale of assets held for sale, net	8,780	—
Cash paid for business and technology acquisitions, net	(226)	423
Purchase of property and equipment	(2,632)	(8,686)
Payment for patents and trademarks in process	(532)	(266)

Net cash used in investing activities	(10,653)	(1,832)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	7,303	1,009
Repurchase and retirement of common stock for restricted stock award withholdings	(584)	(320)
Excess tax benefits from stock-based awards	75	229
Purchase of treasury stock	(4,999)	—

Net cash provided by financing activities	1,795	918

Net change in cash and cash equivalents of discontinued operations	333	—

Net increase in cash and cash equivalents	4,414	12,870
Cash and cash equivalents, beginning of period	35,523	25,658

Cash and cash equivalents, end of period	$39,937	$38,528

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at September 30, 2009, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009.

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

        The Company has evaluated subsequent events through November 9, 2009, the date that the consolidated financial statements were issued. During this period, there were no material subsequent events that required recognition or disclosure.

Note 2—Recent Accounting Pronouncements

        Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements of Financial Accounting Standards ("SFAS"), FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. As the Codification was not intended to change or alter existing U.S. GAAP, it does not have a material impact on the Company's consolidated financial statements.

        Effective April 1, 2009, the Company adopted the FASB ASC 825-10-65, "Financial Instruments—Overall—Transition and Open Effective Date Information." ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's consolidated financial statements.

        Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, "Fair Value Measurements and Disclosures—Overall—Transition and Open Effective Date Information." ASC 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and it includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company's consolidated financial statements.

        Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, "Investments-Debt and Equity Securities—Overall—Transition and Open Effective Date Information." ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of ASC 320-10-65 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued updated guidance related to business combinations, which is included in the FASB ASC 805-20, "Business Combinations—Identifiable Assets and Liabilities, and any Noncontrolling Interest." ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the Company's adoption of ASC

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

805-20 will depend upon the nature, terms and magnitude of acquired contingencies associated with future business combinations, if any.

        Effective April 1, 2009, the Company adopted FASB ASC 855, "Subsequent Events." ASC 855 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. The adoption of ASC 855 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 will amend certain provisions of ASC 810 related to the consolidation of variable interest entities ("VIE"). SFAS No. 167 will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS No. 167 will also require ongoing reassessments of whether an enterprise is the primary beneficiary. SFAS No. 167 will be effective for the first annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition: Multiple-Deliverable Revenue Arrangements" and ASU 2009-14, "Software: Certain Revenue Arrangements That Include Software Elements." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition, ASU 2009-13 expands the disclosure requirements for revenue recognition. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

Note 3—Fair Value Measurements

        As of September 30, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets are the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at September 30, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of September 30, 2009, the Company owned $2,250 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the fair value hierarchy as of September 30, 2009, and par value or cost is a reasonable approximation of fair value.

        Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of September 30, 2009.

        Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Description	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$2,250	—	$2,250	—

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Property and Equipment, Net

        Property and equipment consist of the following:

	As of December 31, 2008	As of September 30, 2009
Land(1)	$6,600	$6,600
Building and improvements(1)	10,704	20,264
Machinery and equipment	1,796	2,207
Office furniture and fixtures	4,841	5,635
Leasehold improvements	3,554	3,686
Software	5,184	5,561

	32,679	43,953
Less: Accumulated depreciation	(8,901)	(10,305)

Property and equipment, net	$23,778	$33,648

(1)
This property includes an approximately 89,000 square foot building, which shall be used as the Company's new corporate headquarters beginning in November 2009. Therefore, the Company has not begun to recognize depreciation expense for the building or the related improvements.

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

        On July 21, 2009, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into a Settlement Agreement (the "Settlement Agreement") with the Seller and its stockholders providing that $450 be paid to the Company, as the working capital conveyed to the Company was less than the threshold required by the Agreement. The $450 settlement reduced goodwill accordingly.

        The estimated total purchase price for the acquisition of the Acquired Assets and the assumption by the Company of certain liabilities of the Seller is as follows:

Cash	$7,050
Estimated direct acquisition costs	219

Total estimated purchase price	$7,269

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

        The estimated purchase price decreased by $423 during the first nine months of 2009 as a result of the aforementioned Settlement Agreement, net of additional direct acquisition costs.

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

Accounts receivable	$127
Prepaid assets	5
Tangible assets	180
Other assets	9
Amortizable intangible assets:
Existing technology	3,600
Customer relationships	1,050
Non-compete	515
Tradename	190
IPR&D	1,090
Goodwill	754

Total assets acquired	7,520
Liabilities assumed:
Accounts payable	217
Accrued liabilities	34

Total liabilities assumed	251

Total purchase price	$7,269

        A preliminary estimate of $5,355 has been allocated to amortizable intangible assets consisting of existing technology, customer relationships, non-compete and tradename.

        A preliminary estimate of $754 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized, and it will be tested for impairment at least annually. The preliminary purchase price allocation for this acquisition is subject to revision as more detailed analysis is completed and additional information becomes available. Any such revisions will change the amount of the purchase price allocable to goodwill. The goodwill estimate decreased $218 from the December 31, 2008 estimate during the first nine months of 2009 as a result of the aforementioned Settlement Agreement, net of additional information relating to the fair value of certain assets and liabilities and the aforementioned additional direct acquisition costs.

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

Note 7—Income Taxes

        For the three months ended September 30, 2009, the Company recorded an income tax provision of $1,251 on pre-tax income from continuing operations of $3,220. For the nine months ended September 30, 2009, the Company recorded an income tax provision of $5,412 on pre-tax income from continuing operations of $11,197, which resulted in an annualized effective tax rate of 48%. This rate differed from the U.S. statutory rate of 35% primarily due to an adjustment for imputed interest on inter-company balances as described below, which impacted the rate by 8 percentage points.

        In the first quarter of 2009, the Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $882. The adjustment has decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

        Other long-term liabilities at December 31, 2008 and September 30, 2009, includes unrecognized tax benefits of $3,477 and $5,254, respectively, for both domestic and foreign issues. During the nine months ended September 30, 2009, the Company's unrecognized tax benefits increased by $882 for an out-of-period adjustment, $401 for tax positions taken in prior periods and by $494 for tax positions taken during the current period. The increases were primarily attributable to uncertain tax positions taken on tax returns that are currently being audited and transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate, if recognized. There is an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company does not anticipate any significant changes to its total unrecognized tax benefit within the next twelve months. However, the Company notes that the resolution and timing of closure of open audits is highly uncertain.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2008 and 2009, withholding taxes were $687 and $945, respectively. For the nine months ended September 30, 2008 and 2009, withholding taxes were $2,471 and $2,726, respectively.

Note 8—Comprehensive Income

        At December 31, 2008 and September 30, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended September 30, 2008 and 2009 was $2,076 and $1,975, respectively. Comprehensive income for the nine months ended September 30, 2008 and 2009 was $8,475 and $5,747, respectively.

Note 9—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
United States	$1,091	$1,353	$3,482	$14,889
International	12,852	13,725	38,500	41,616

Total revenue	$13,943	$15,078	$41,982	$56,505

        The following table sets forth long-lived tangible assets by geographic area:

	As of December 31, 2008	As of September 30, 2009
United States	$22,461	$32,256
International	1,317	1,392

Total long-lived tangible assets	$23,778	$33,648

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Discontinued Operations

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the three and nine months ended September 30, 2008 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009(1)	2008	2009(1)
Revenue	$—	$—	$6,214	$—
Pre-tax loss	(44)	(24)	(725)	(23)
Income tax benefit	(61)	—	(2,447)	—

Income (loss) from discontinued operations, net of tax	$17	$(24)	$1,722	$(23)

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$2,009	$1,969	$6,634	$5,785
Income from discontinued operations	17	(24)	1,722	(23)

Net income	$2,026	$1,945	$8,356	$5,762

Denominator:
Weighted average common shares outstanding	17,963	17,181	17,735	17,124

Continuing operations	$0.11	$0.11	$0.37	$0.34
Discontinued operations	—	—	0.10	—

Basic net income per common share	$0.11	$0.11	$0.47	$0.34

Diluted net income per common share:
Numerator:
Income from continuing operations	$2,009	$1,969	$6,634	$5,785
Income from discontinued operations	17	(24)	1,722	(23)

Net income	$2,026	$1,945	$8,356	$5,762

Denominator:
Weighted average shares outstanding	17,963	17,181	17,735	17,124
Effect of dilutive securities:
Common stock options	484	501	510	391
Restricted stock	61	95	62	77
ESPP	1	9	3	7

Diluted shares outstanding	18,509	17,786	18,310	17,599

Continuing operations	$0.11	$0.11	$0.36	$0.33
Discontinued operations	—	—	0.10	—

Diluted net income per common share	$0.11	$0.11	$0.46	$0.33

        For the three months ended September 30, 2008 and 2009, 338 and 307 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008 and 2009, 273 and 817 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 8% and 35% for the three and nine months ended September 30, 2009, respectively, compared to the same prior year periods.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $11.0 million during the nine months ended September 30, 2009, respectively, compared to the same prior year period. The increase in these recoveries resulted primarily from the settlement of legal matters with Zoran Corporation.

  •
  Royalties from Blu-ray product markets increased 133% and 55% for the three and nine months ended September 30, 2009, respectively, compared to the same prior year periods.

  •
  Royalties from broadcast markets comprised 6% and 5% of total revenue for the three and nine months ended September 30, 2009, respectively, primarily as a result of the business that we acquired from Neural Audio Corporation, or Neural, on December 31, 2008.

  •
  Legal expenses for our litigation with Zoran Corporation were approximately $8.5 million for the nine months ended September 30, 2009, which were included in selling, general and administrative expenses.

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

        We view our recent business acquisition from Neural as an opportunity for us to leverage our high quality branded technology, and this acquired business places us into the broadcast (both radio and television) market and helps to solidify our position in the car and game markets.

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

Results of Continuing Operations

  Revenues

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended September 30,	$15,078	$13,943	$1,135	8%
Nine months ended September 30,	$56,505	$41,982	$14,523	35%

        The increase in revenues for the three months ended September 30, 2009, compared to the same prior year period, was primarily attributable to growth in the Blu-ray related royalties and the broadcast markets. Blu-ray related revenues comprised 24% and 11% of total revenue for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, revenues from broadcast markets comprised 6% of total revenue, primarily as a result of the business that we acquired from Neural on December 31, 2008. Partially offsetting these increases are declines in DVD related royalties and the car audio market. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow during the remainder of this year, as wider availability of Blu-ray players, PC and game console models equipped with a Blu-ray Disc drive, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the nine months ended September 30, 2009, compared to the same prior year period, was primarily attributable to an $11.0 million increase in royalty recoveries from intellectual property compliance and enforcement activities. The increase in these recoveries resulted primarily from the settlement of legal matters with Zoran Corporation. Also, revenues from Blu-ray product markets and broadcast markets increased during the nine months ended September 30, 2009, compared to the same prior year period. Blu-ray related revenues comprised 17% and 15% of total revenue for the nine months ended September 30, 2009 and 2008, respectively. Royalties from broadcast markets comprised 5% of total revenue for the nine months ended September 30, 2009, primarily as a result of the business that we acquired from Neural, on December 31, 2008. Partially offsetting these increases are declines in DVD related royalties and the car audio market, excluding the aforementioned royalty recoveries.

  Gross Profit

	2009	%	2008	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended September 30,	$14,630	97%	$13,621	98%	(1)%
Nine months ended September 30,	$55,163	98%	$41,052	98%	0%

        Consolidated gross profit percentage for the three months ended September 30, 2009, compared to the same prior year period, decreased primarily due to the amortization of acquired intangibles resulting from the business that we acquired from Neural on December 31, 2008.

        Consolidated gross profit percentage for the nine months ended September 30, 2009, compared to the same prior year period, remained consistent.

        We expect consolidated gross margins in the 97% to 98% range for 2009.

  Selling, General and Administrative ("SG&A")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended September 30,	$9,589	$8,895	$694	8%
% of Revenue	64%	64%
Nine months ended September 30,	$38,444	$26,418	$12,026	46%
% of Revenue	68%	63%

        The dollar increase for the three months ended September 30, 2009, compared to the same prior year period, was primarily due to a $0.4 million increase in employee related costs, including expanded operations and stock-based compensation, a $0.3 million increase in advertising expenses, a $0.3 million increase in travel related expenses for increased sales activities and expanding operations, and a $0.2 increase in occupancy costs for expanded operations. Partially offsetting these increases was a $0.5 million decrease in professional services resulting primarily from less intellectual property compliance and enforcement activities and audit related costs.

        The increase for the nine months ended September 30, 2009, compared to the same prior year period, was primarily due to an $8.5 million increase in expenses related to our litigation with Zoran Corporation, a $2.1 million increase in employee related costs, including expanded operations and stock-based compensation, a $0.5 million increase in travel related expenses for increased sales activities and expanding operations, a $0.4 million increase in occupancy costs for expanded operations, and a $0.4 million increase in advertising expenses.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended September 30,	$2,072	$1,725	$347	20%
% of Revenue	14%	12%
Nine months ended September 30,	$6,635	$5,364	$1,271	24%
% of Revenue	12%	13%

        The dollar increase for the three months ended September 30, 2009, compared to the same prior year period, was primarily due to a $0.3 million increase in employee related costs, including expanded operations and stock-based compensation.

        The dollar increase for the nine months ended September 30, 2009, compared to the same prior year period, was primarily due to a $0.9 million increase in employee related costs, including expanded operations and stock-based compensation, a $0.1 million increase in consulting fees to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc, and a $0.1 million increase in occupancy costs for expanded operations.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2009	2008	$	%
	($ in thousands)
Three months ended September 30,	$251	$534	$(283)	(53)%
Nine months ended September 30,	$1,113	$1,801	$(688)	(38)%

        The decrease for the three and nine months ended September 30, 2009, compared to the same prior year periods, was due to the decrease in interest income resulting primarily from lower average interest rates and investment balances in the current year period.

        We expect interest and other income for the year to be in the range of $1.3 to $1.5 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2009	2008
	($ in thousands)
Three months ended September 30,	$1,251	$1,526
Effective tax rate	39%	43%
Nine months ended September 30,	$5,412	$4,437
Effective tax rate	48%	40%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to managements identification of an adjustment in its reserve for unrecognized tax benefits related to the years 2003 through 2008 that was adjusted during the first quarter of 2009. This adjustment to increase the liability for imputed interest on inter-company balances had the effect of increasing the effective tax rate for the nine months ended September 30, 2009, by 8 percentage points. The Company's management determined that the effect on previously filed reports was not material. Also increasing the annualized rate are the effects of other adjustments in our reserve for unrecognized tax benefits primarily related to transfer pricing.

  Results of Discontinued Operations

        The results of discontinued operations, comprised of our former digital images and cinema businesses, during the three and nine months ended September 30, 2009 resulted from the resolution of certain estimated costs associated with the sale and other minor expenses.

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

Liquidity and Capital Resources

        At September 30, 2009, we had cash, cash equivalents and short-term investments of $69.3 million, compared to $68.0 million at December 31, 2008. Due to auction failures in the auction rate security markets, we classified our auction rate security holdings of $2.3 million as long-term investments on the unaudited consolidated balance sheet as of September 30, 2009. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash provided by operating activities was $12.9 million and $13.8 million for the nine months ended September 30, 2008 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The increase in operating cash flows during the nine months ended September 30, 2009, compared to the same prior year period, results largely from the increase in liabilities for legal expenses related to the aforementioned litigation with Zoran Corporation. During the nine months ended September 30, 2008, our operating cash flows included the working capital of the cinema and digital images businesses, which we sold in two separate transactions during the second quarter of 2008.

        Net cash used in investing activities totaled $10.7 million and $1.8 million for the nine months ended September 30, 2008 and 2009, respectively. During the nine months ended September 30, 2008, the primary use of cash by investing activities were purchases of investments, net of sales and maturities, partially offset by the proceeds from the sales of the cinema and digital images businesses during the second quarter of 2008. During the nine months ended September 30, 2009, the primary use of cash in investing activities were capital expenditures related to the build-out of real property acquired on November 7, 2008, partially offset by maturities and sales of investments, net of purchases. For additional information, see the "New Corporate Headquarters" discussion below.

        Net cash provided by financing activities totaled $1.8 million and $0.9 million for the nine months ended September 30, 2008 and 2009, respectively, which results primarily from proceeds from the issuance of common stock under our stock-based compensation plans.

  New Corporate Headquarters

        On November 7, 2008, we purchased real property in Calabasas, California, which includes an approximately 89,000 square foot building that shall be used as our new corporate headquarters beginning in November 2009. We may incur approximately $2.0 million to $3.0 million in capitalized and non-capitalized costs during the remainder of 2009 for the relocation and build-out of this new location. From the purchase date and through September 30, 2009, we have incurred approximately $10.8 million of capitalized costs for the build-out of this new location.

  Auction Rate Securities

        As of September 30, 2009, we held approximately $2.3 million in auction rate securities. The auction rate securities held at September 30, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of September 30, 2009, we owned $2.3 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such transaction would be initiated by UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        Due to our belief that it may take until January 2011 to liquidate these securities, our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of September 30, 2009.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2008, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of September 30, 2009, our total amount of unrecognized tax benefits was $5.3 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2009. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of September 30, 2009, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the nine months ended September 30, 2009, we derived over 73% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the nine months ended September 30, 2009. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $9.6 million in the nine months ended September 30, 2009. Based upon the expenses for the nine months ended September 30, 2009, a 1% change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2009, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Refer to our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 and August 10, 2009, for a description of legal matters with Zoran Corporation.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in ten countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. For the year ended December 31, 2008, over 91% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        Stock repurchase activity during the quarter ended September 30, 2009 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2009 through July 31, 2009	—	—		—	—
August 1, 2009 through August 31, 2009	2,134	$26.09		—	—
September 1, 2009 through September 30, 2009	—	—		—	—

Total	2,134	$26.09	(2)	—	—

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended September 30, 2009.

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

DTS, Inc.
Date: November 9, 2009	by:	/s/ JON E. KIRCHNER Jon E. Kirchner President and Chief Executive Officer (Duly Authorized Officer)
Date: November 9, 2009	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.