Form 10-K
period 2009-12-31
DTS, INC.
filed 2010-03-03
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50335

DTS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0467655 (I.R.S. Employer Identification Number)

5220 Las Virgenes Road
Calabasas, California 91302
(Address, including zip code, of Registrant's principal executive offices)

Registrant's telephone number, including area code: (818) 436-1000

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009 was approximately $467,619,930 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Stock Market LLC for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          As of February 26, 2010, 17,498,379 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on or about June 4, 2010.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009
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

 PART I

Item 1.    Business

Company Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, DVD players, Blu-ray Disc players, personal computers or PCs, car audio products, video game consoles, home theater systems, digital media players or DMPs, set-top-boxes or STBs, and televisions. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, music, and broadcast entertainment content.

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

        We were founded in 1990 and received a key strategic investment in 1993 from a variety of investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets. In 1996, we launched our consumer technology licensing business, in which we license our technology to consumer electronics and other product manufacturers. To date, we have entered into licensing agreements with substantially all of the world's major consumer electronics manufacturers. We also license our technology to many major semiconductor manufacturers. Our technology, trademarks, copyrights and know-how have been incorporated in hundreds of millions of consumer electronics products worldwide.

        The significant growth of our consumer technology licensing business, coupled with our mandatory position in the Blu-ray Disc standard, led us to decide in February 2007 to exit our cinema and digital image processing businesses. These businesses were sold in two separate transactions during the second quarter of 2008 and were classified as Assets of Discontinued Operations Held For Sale on our balance sheets and as Discontinued Operations on our statements of operations for all periods presented. Except as otherwise noted, information herein is presented for the consumer business or continuing operations only.

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural Audio Corporation, or Neural, and its stockholders providing for the sale to us of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by us of certain liabilities of Neural. The sale was consummated the same day. The acquired business expands our branded technology offerings further into the creation, distribution and playback of music, and broadcast programming, for the home A/V, automotive and video game markets.

        We develop, market, license and sell our proprietary technology and services for the following consumer markets:

  •
  Home theater and consumer electronics devices such as audio/video receivers, home-theater-in-a-box systems, DVD and Blu-ray Disc players;

  •
  Home media network devices such as digital media players/adapters and network-enabled televisions;

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

  •
  Audio encoding and enhancement tools for live sports broadcasting in North America; and

  •
  Emerging markets for digital audio such as mobile phones, other portable media devices, and digital broadcast products/markets.

Industry Background

        Over the past 20 years, the entertainment industry has shifted to take advantage of many technical trends and innovations including:

  •
  the transition from analog to digital content;

  •
  the transition from standard definition to high definition content;

  •
  advancements in digital coding;

  •
  new modes of transmission and significant increases in bandwidth;

  •
  large increases in computing power and storage with corresponding reductions in cost;

  •
  an increase in the types of devices for content playback with matching reductions in cost; and

  •
  the convergence of features and content into devices to create new ways of consuming digital entertainment content.

        These trends and innovations helped create a technical foundation for the widespread adoption of digital multi-channel audio and high definition video for many forms of entertainment.

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

  Proliferation of Home Theater Systems

        Home theater systems generally consist of a display, a DVD or Blu-ray Disc player, a digital multi-channel audio/video receiver, five or more speakers, and a subwoofer. Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for digital multi-channel capable home theater systems has been fueled by:

  •
  the digital multi-channel audio experience in movie theaters;

  •
  the widespread availability of DVDs with digital multi-channel soundtracks;

  •
  the proliferation of high definition cable and satellite channels with digital multi-channel audio;

  •
  the rapid expansion and availability of Blu-ray Disc movies and music released with high definition multi-channel soundtracks;

  •
  the wide availability of digital multi-channel audio in advanced game consoles; and

  •
  declining prices for DVD and Blu-ray Disc players, advanced game consoles, high definition audio/video receivers, and home-theater-in-a-box systems.

  Proliferation of Blu-ray Disc Systems

        Blu-ray Disc players, including set-top-box stand-alone players and game consoles, are a significant driver of our revenues and future growth. Based on the Digital Entertainment Group, or DEG, and other data, we estimate that over 50 million Blu-ray devices, including stand-alone players and game consoles, have been sold worldwide since their launch in November 2006. There are now approximately 80 different models of Blu-ray Disc playback devices available in the market at prices as low as $80 in the U.S.

        Blu-ray Disc annual sales in the U.S. have now reached $1.5 billion dollars, representing 8% of overall home entertainment sales, and an increase of 67% compared to the previous year. Video Business reported that certain top selling Blu-ray titles outsold their DVD counterparts on Amazon.com for the first time over the U.S.'s "Black Friday" weekend in 2009. There are now more than 2,100 unique Blu-ray titles available in the U.S. market. According to Blu-ray.com, over one thousand of the Blu-ray releases in North America include a DTS-HD Master Audio soundtrack. We believe that the demand for home entertainment content is an indicator of the expected demand for Blu-ray Disc players, which drives our revenue.

        High definition content and displays have been an important driver in the proliferation of home theater systems. The Consumer Electronics Association, or CEA, estimates that 63% of U.S. households now own at least one high definition television and that 86% of digital displays to be sold in 2010 will be high definition.

  Development of Robust New Markets for High Quality Branded Entertainment Technologies

        Digital multi-channel sound is further extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video games and consoles, mobile phones, portable media devices, digital media players, HD radio receivers, and various forms of broadcast television products. Content providers in the film, television, music and video game markets have recognized that a substantial market opportunity exists for digital multi-channel audio entertainment content.

        Looking forward, we expect that the Blu-ray Disc format will continue to drive home entertainment growth in the form of players, game consoles and personal computers. Blu-ray Disc delivers six times the video resolution of a DVD and is also capable of delivering audio that is a bit-for-bit identical to the studio master.

        Car audio, personal computer, and video game console manufacturers are increasingly incorporating digital multi-channel audio capability into their products. Virtual surround sound technology is also beginning to be incorporated into portable media playback devices, such as mobile phones and laptop PCs, which allows listeners to enjoy a simulated surround sound experience using two speakers or headphones. These markets represent significant growth opportunities as content providers and consumers become more familiar with the capability of digital multi-channel audio to enhance the entertainment experience.

        Home networks, Internet-based content, and digital broadcast products/markets will also represent significant future opportunities for deployment of our technologies and the delivery of high definition entertainment. Target markets include broadcast hardware, high definition set-top boxes, televisions, and network-enabled media devices.

        With a regulatory demand for broadcasters to adopt digital distribution in the United States and around the globe, we see increasing demand for our broadcast technology solutions that allow operators to simultaneously interoperate and distribute audio on multiple media formats such as compressed stereo audio on the internet and multi-channel sound to an HDTV audience. Furthermore, the proliferation of digital media distribution creates new demand for playback enhancement technologies such as digital audio optimization for televisions, portable media devices and PCs alike.

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

The encoding process reduces the storage space or transmission bandwidth required for the audio information, while maximizing the quality of the sound. The audio information can then be stored on a digital medium, such as a Blu-ray Disc or DVD, or transmitted over a broadband connection or broadcast signal. The encoded content can be played back on any digital audio electronics product equipped with a DTS Coherent Acoustics decoder, such as a Blu-ray Disc or DVD based home theater system.

        The performance and flexibility of our Coherent Acoustics technology enables easy implementation in a variety of consumer electronics products. Our core technology has also been incorporated into sound systems used in homes, cars, personal computers, video game consoles, digital media players/adapters, and digital broadcast products.

        The adoption of our technologies depends on the availability of compelling content, along with the devices required to play it. Accordingly, we provide products and services to motion picture studios, recording artists, producers, and software developers to facilitate the creation and delivery of audio content in our proprietary digital multi-channel format.

        In 2006, we introduced DTS-HD Master Audio, which extends our technology offerings for Blu-ray Disc in two ways. First, our lossless coding extension delivers audio which is bit-for-bit identical to the original studio master content. Secondly, DTS-HD includes a low bit rate mode, known as DTS Express, that extends our technology for use in applications where bandwidth and data capacity is much lower than in optical media, such as broadcast and portable devices. Although DTS-HD was first introduced in Blu-ray Disc players and home theater systems, these new technologies can be used in a wide variety of consumer electronic devices and applications.

        In 2008, the first consumer products were introduced using DTS Surround Sensation, our virtual surround sound technology that allows the playback of 5.1 multi-channel content over two speakers or headphones. Further drawing upon our expertise in surround sound, DTS Surround Sensation contains significant psycho-acoustic information that alters human audio perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of a two-speaker system or headphones. This technology also utilizes proprietary algorithms for dialog clarity, soundstage expansion, and bass enhancement to provide listeners with a virtual multi-channel surround sound experience from only two speakers.

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

        A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, and economic challenges. We address these challenges by developing coding algorithms and products that reduce the amount of data required to store, transmit and reproduce the audio, all while maintaining the quality of the audio experience.

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

        Many applications for digital multi-channel audio, such as video games, Internet-based content, mobile phones and networks, portable media players and recordable media, have limited bandwidth, processing and storage capabilities. Our technology architecture is flexible enough to accommodate these needs and optimize quality within the constraints of the application.

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

Technology Products and Services

        We provide technology that enables digital multi-channel surround sound for home theater audio, car audio, gaming, personal computer software and hardware, professional audio, broadcast and other emerging segments of the consumer electronics market. Importantly, DTS technology was selected as a mandatory audio format in the Blu-ray Disc optical media format. As a result, DTS decoding technology will be utilized in at least two-channel form in any product that incorporates a Blu-ray Disc disc drive. To date, our decoders have been embedded in hundreds of millions audio/video devices.

        The following table summarizes how each of the proprietary technologies and products we sell relate to the various consumer markets that we serve.

  Coherent Acoustics Technology Specification

        The Coherent Acoustics specification was first presented at the Audio Engineering Society, or AES, conference in 1996. This proprietary technology specification introduced the concept of a forward looking codec with a "core+extensions architecture" focused on delivering high quality multichannel audio. The specification took into account the concept that audio trends would demand higher sampling frequencies, greater bit depth and more channels; also that processor speed and media bandwidth would continue to expand in capacity. The core is a 5.1-channel 44.1 or 48 kHz DTS decoder which was introduced as DTS Digital Surround. This architecture ensures backward compatibility with existing DTS decoders. Extensions to the core permit additional channels, data for higher sampling rates, and future enhancements. All Coherent Acoustics decoders make use of the core while advanced models make use of the core plus some or all of the extension capabilities. The products based on the Coherent Acoustics technology specification and the various extensions are outlined below.

  DTS Digital Surround

        DTS Digital Surround was the first product based on the Coherent Acoustics technology specification and was the first implementation of the core outlined above. As the core of the Coherent Acoustics technology specification, DTS Digital Surround supports up to 5.1 channels of audio at up to 48kHz sampling rate and up to 1.5Mbps bit rate. From a content perspective, DTS Digital Surround is an optional format in the DVD standard and was originally introduced on Laser disc and DTS's music discs (proprietary CDs).

  DTS ES and DTS Neo:6

        Utilizing the core + extension architecture of Coherent Acoustics, in 2000, DTS expanded on the DTS Digital Surround offering to support two possible 6.1 channel configurations:

  •
  DTS Neo:6 matrix technology which expands traditional surround content from 5.1 channels to 6.1 channels.

  •
  DTS ES, the only solution for discrete 6.1 surround sound on DVD which adds a center back channel for added realism.

        DTS Neo:6 is also offered as a stand-alone product to convert stereo to 6.1 channels and is an important building block for our other products Surround Sensation and Premium Suite.

  DTS 96/24

        In 2002, DTS developed the next product extension under the Coherent Acoustics technology specification. DTS 96/24 is the only extended definition format for DVD which adds higher sampling rates (96 kHz) and greater bit resolution (24 bit) for even better sounding audio, particularly with multi-channel music.

  DTS-HD Audio Bundle

        The DTS-HD Audio Bundle is made up of a primary decoder, a secondary decoder, and a transcoder. The primary decoder is the latest instantiation of the Coherent Acoustics technology specification that provides scalable audio formats with constant and variable bit rates as high as 24.5 Mbps for Blu-ray Disc, higher sampling frequencies up to 192 kHz, greater bit depths, additional channels (7.1 for Blu-ray, many more for other applications), lossless audio capability and includes the core decoder that is backward compatible with all existing DTS content. The secondary decoder features a new technology format focused on providing high quality in a lower bandwidth environment. The transcoder consists of a DTS digital surround 1.5 Mbps encoder which re-encodes data from linear PCM (uncompressed audio) to DTS, ensuring backward compatibility to the installed base of over 80 million AVRs deployed between 1997 and 2008 that have a Sony/Philips Digital Interconnect Format (SPDIF) input. DTS-HD Audio includes four levels of performance based on the capabilities of the home audio equipment used for playback:

  •
  DTS-HD Master Audio

          DTS HD Master Audio is an extension of the Coherent Acoustics technology specification that provides up to 7.1 discrete channels (for Blu-ray, higher for other applications), 192 kHz/24 bit, and up to 24.5 Mbps for a lossless audio experience.

  •
  DTS-HD High Resolution Audio

          DTS-HD High Resolution Audio is another extension of the Coherent Acoustics technology that provides up to 7.1 channels, 192 kHz/24 bit, and up to 6.0 Mbps, which offers a bit rate up to four times higher than audio for Standard Definition DVD.

  •
  DTS Digital Surround

          DTS Digital Surround, and all of the prior extensions (DTS ES and 96/24), are included in the DTS HD Audio Bundle. The DTS Digital Surround component provides the core that ensures DTS HD Audio can be played back on any DTS-capable device.

  •
  DTS-Express

          DTS-Express provides low bit rate audio coding for applications with up to 5.1 channels, focused primarily on bandwidth constrained audio applications such as internet, broadcast audio, and secondary audio on next generation optical disc players. DTS-Express is part of the Blu-ray specification for secondary audio.

  •
  DTS Transcoder

          The DTS Transcoder is used to re-encode audio inside of Blu-ray Disc players after primary and secondary audio has been mixed to provide a DTS compatible 5.1 bit stream output. It also allows for DTS-Express to be backwards compatible with the core of the Coherent Acoustics technology specification, DTS Digital Surround.

        Over the next few years we expect to see the DTS-HD Audio Bundle replace stand-alone DTS Digital Surround as the vast majority of AVRs begin to incorporate DTS-HD technology. Blu-ray drives will also incorporate elements of the DTS-HD Audio Bundle. DTS-HD will represent a large portion of our revenue growth over the next several years.

  Content Creation Products; DTS Master Audio Suite and Surround Audio Suite

        In addition to the various formats and technologies that compose the DTS-HD Audio Bundle, there are also the encoding tools created by DTS for use by content professionals. These content creation products are critical to our success—without high-quality content in the various DTS formats, the value of the decoders that produce the vast majority of our revenues would not be realized.

        Over the past few years, we have developed and launched a new set of professional audio products to support the launch of DTS-HD Audio. These products include the DTS-HD Master Audio Suite (MAS), which is a Mac or PC software suite for encoding, monitoring and editing DTS-HD and standard definition digital audio encodes. We also offer our DTS Surround Audio Suite (SAS) for Mac or PC for encoding and monitoring standard definition DTS Digital Surround audio encodes. We offer DTS encoding and decoding software licensing for integration into third party professional audio software products as well as authoring systems integration. MAS and SAS, as well as DTS-licensed professional audio and authoring software products, are used primarily by audio post-production, optical disc authoring and surround music mastering facilities, enabling them to produce and release audio and audio/video products containing DTS digital multi-channel soundtracks for content owners. To date, there has been significant uptake of the DTS Master and Surround Audio Suites and they have been deployed to many key post production sites in the U.S., Europe, and Japan.

  DTS Neural Surround

        DTS Neural Surround technology is an encoder/decoder technology that takes up to 7.1 channels of audio and using advanced techniques, including a feedback loop for optimal encoder performance, encodes the multi-channel audio to stereo while maintaining the surround queues from the discrete digital multi-channel track. The two channel stereo audio can then be broadcast or carried on other media that is limited to stereo tracks. In the home, the DTS Neural Surround decoder then decodes the signal, up to 7.1 channels, providing a surround experience. The DTS Neural Surround decoder is available in home theater, car audio systems and video games.

  •
  DTS Neural Surround—Dynamic Image Control Enhancement (DICE)

          DTS Neural Surround DICE technology is a post processing technology for consumer electronics and automotive audio systems that provides simulated surround or multi-speaker image expansion of compressed audio signals such as MP3s, iPods or digital radio signals, to present a full and immersive listening experience while dynamically compensating and effectively masking any digital encoding artifacts typically inherent in such signals.

  •
  DTS Neural Surround Broadcast Tools

          DTS Neural Surround technologies were first deployed on national digital radio broadcast in 2005. Since then, it is widely deployed to enhance legacy stereo content for surround distribution for HDTV and as an effective method of surround audio encoding and decoding that seamlessly integrates surround sound in a stereo signal without use of a separate data stream. The DTS Neural Surround encoder's unique method embeds and transmits the surround data in the audio waveform itself. So instead of needing to read the surround information from a separate data stream, the DTS Neural Surround decoder analyzes the received audio and extracts the key perceptual spatial cues to reproduce the multi-channel representation from the encoded stereo signal. This has significant benefits for distribution of content that needs to be presented in high quality stereo and surround from the same source in real time which is increasingly the case for digital radio and any live-for-TV production, such as sports programming.

Virtual Surround Sound

        Since the discrete multi-channel audio experience changed consumer listening habits and expectations, the consumer electronics marketplace has experienced a growing need for simulated (or virtual) surround sound technology solutions. This has been magnified by the growth of HDTV, the use of personal computers as complete home entertainment devices, and the proliferation of higher quality portable electronics. We currently offer the following simulated surround sound technology solutions that satisfy this requirement:

  •
  DTS Surround Sensation

          DTS Surround Sensation contains significant psycho-acoustic information that alters human audio perception, causing the listener to perceive that sounds are actually occurring outside the boundaries of the two-speaker system or headphones. Developed with a key understanding of acoustics and significant experience with the properties of sound, DTS Surround Sensation creates a three-dimensional sound field that exceeds the limitations of just two speakers.

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

  •
  DTS Envelo

          In 2007, we purchased the majority of the assets of Spatializer Audio Laboratories, Inc. or Spatializer, and assumed certain ongoing license contracts. Spatializer was an early pioneer in virtual audio technologies and had developed several technologies optimized for very low processing and memory requirements. This technology has been rebranded as DTS Envelo. In conjunction with DTS Surround Sensation, DTS Envelo addresses a range of product applications, where significant constraints such as low power and low memory capacity exists, to applications where memory, processing power and battery life are less constrained. DTS Envelo is a flexible virtual surround sound solution for portable audio devices, and it is capable of providing a surround sound effect from any input source ranging from stereo to 5.1 multi-channel.

  DTS Premium Suite

        DTS Premium Suite is a bundle of DTS audio technologies for PCs that includes:

  •
  DTS-HD Master Audio bundle;

  •
  DTS Connect, which includes a PC version of Neo6, and DTS Interactive, a stand-alone DTS transcoder for PC;

  •
  DTS Surround Sensation, for both speaker and headphone applications;

  •
  DTS Symmetry, to balance loudness levels between diverse multimedia sources; and

  •
  DTS Boost which maximizes acoustic power beyond the volume limits of PC hardware

        The DTS Premium Suite is part of a cooperative marketing agreement with Intel, signed February 2009, for the mobile PC platform. Initially, through this arrangement DTS and Intel will bring a compelling set of audio enhancement technologies that improve audio performance while minimizing energy consumption in mobile PCs.

  DTS Symmetry

        DTS Symmetry is an advance signal processing technology that accurately detects and regulates the perceived volume of different input sources.

        The benefit to consumers is maintaining ideal loudness across all content, programs and input sources, which is a growing problem as the wide range of entertainment options accessible to consumers represents a nearly unlimited selection at various production quality.

        In addition to being a component of Premium Suite, Symmetry is licensed as a stand-alone technology to markets such as home theater AV, display, automotive, portable electronics, and broadcast.

  New and Emerging Market Segments for DTS

        The high quality and flexibility of our algorithms provides for a variety of potential alternative applications. We are expanding into new and emerging markets for consumer electronics and entertainment products that incorporate higher-quality digital audio, including:

  •
  Network based home media playback and storage systems.  These are home-based entertainment systems and servers that deliver entertainment content to various network-enabled playback devices throughout the home often referred to as Digital Media Players (DMP) or Digital Media Adaptors (DMA). DMPs and DMAs are consumer electronic products that manage and decode for playback audio and video content from the Internet, home networks and flash-based storage for consumption directly on TVs and home theatre products without the need for a PC. This functionality is often also found included in multi-function devices such as video game consoles, and recent network-enabled Blu-ray players and TVs. DTS technologies can be found in a number of these types of products and we continue to see this functionality move into traditional consumer electronics categories as those products become network-capable.

  •
  Portable electronics devices.  Our technology is incorporated into some portable electronics devices, such as portable DVD and Blu-ray Disc players. We are aggressively pursuing incorporation of our technology into other portable electronics devices such as mobile phones and portable media players to enable, among other things, multi-channel content support and simulated multi-channel playback utilizing DTS Surround Sensation and DTS Envelo.

  •
  Digital satellite, cable, and IPTV broadcast products.  Our technology is currently in use for pre-processing, transmission and playback of satellite, digital cable and terrestrial broadcast. As digital broadcasters expand their implementation of high bandwidth transmission we see increasing demand for our high quality digital audio delivery. We are therefore actively working with broadcasters, international standards organizations and set top manufacturers to expand the penetration of our technology into broadcast hardware, set-top-boxes, and televisions. To date, we have licensed our trademarks and encoding technology for incorporation into broadcast hardware and television set-top-boxes.

        DTS is in a position to aggressively pursue all of these current and future opportunities due to the platform we have built over the course of the last 17 years. This platform of intellectual property development and protection, brand, customer relationships, and consumer goodwill enables us to actively expand into new markets and product categories to continue to expand the size and scope of our business.

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

        We have a significant amount of copyright protected materials including software and textual materials. A number of these products have been federally registered

Branding

        Since the first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993, content producers, electronic manufacturers, and sophisticated audio consumers have recognized the DTS trademark as a symbol of superior multi-channel audio for motion pictures and home theaters.

        A core part of our business strategy is to continue to enhance and build the strength of the DTS brand by encouraging the use of our trademarks throughout the entertainment industry so that professionals and consumers alike will know that we have helped ensure consistent quality as content moves throughout the entertainment value chain.

        We actively encourage our content partners such as major motion picture studios, music labels, broadcasters and other digital media distribution partners to place our trademark on their products in conjunction with the inclusion of our technologies. We also work with all our licensees manufacturing consumer products to display our trademark on all products that incorporate our technologies.

        The inclusion of the DTS trademark informs audiences and consumers that the content and/or product incorporates our technologies and meets our quality standards, which we believe helps consumer manufacturers sell their products.

        We believe the strong adoption of DTS as a preferred audio format for Blu-ray and our continued technology innovation will continue to proliferate the DTS trademark into expanding categories of consumer electronics and in turn grow the positive consumer affiliation with the DTS brand.

        To support this process we work with content partners and consumer manufacturers to provide marketing materials such as printed materials, trailers and other digital media assets to promote the quality of experience that is associated with the DTS brand.

        We believe that our reputation as a trusted provider of high quality entertainment technologies and the strength of the DTS brand will assists us in expanding use of our existing technologies in new markets and in commercializing new technologies.

Licensing

        We have historically derived the majority of our revenue from licensing our technology for incorporation into home theater products. DTS-enabled audio decoders are embedded in popular home theater products including audio/video receivers, home-theater-in-a-box systems, and Blu-ray Disc players. Our technology is also embedded and supported in new and emerging consumer electronics products that use digital multi-channel audio, including home audio systems, car audio systems, personal computers, video games and consoles, portable electronics devices, televisions, digital media adapters and players, and digital broadcast products.

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

        We license our technology to consumer electronics product manufacturers primarily through a two step process. First, we license our technology to semiconductor manufacturers who typically embed our decoding software into their digital signal processor chips. In turn, these semiconductor manufacturers are required to sell DTS-enabled chips only to hardware manufacturers who have entered into consumer manufacturer licenses with us. Our business model typically provides for us to receive a per-unit royalty for products produced by the consumer manufacturer licensees that contain our decoding technologies. As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our certification, prior to sale, of the quality and performance of their products. We license on a non-exclusive, worldwide basis. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are generally required to display the appropriate DTS trademark on the products they manufacture.

        We market our digital sound encoding equipment directly to the content providers and audio professionals serving the consumer electronics market. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronic products.

Customers

  Consumer Electronics Products Manufacturers

        We have licensed our technologies or our trademarks to substantially all of the major consumer electronics product manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronics products worldwide. Sony accounted for 15% of total revenues for the year ended December 31, 2009.

  Semiconductor Manufacturers

        We have licensed to a substantial number of the major semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees.

  Content Providers

        We have sold or provided encoding products to many of the leading home video and music content providers and professional audio facilities enabling them to create high quality DTS-enabled content. To date, thousands of Blu-ray Disc and DVD titles have been produced with DTS digital multi-channel audio tracks.

Seasonality of Business

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

        Also, from time to time, we may recognize royalty revenues that relate to licensing obligations that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.

Research and Development

        As demonstrated by our portfolio of industry-recognized, advanced technologies, DTS has always had, as its anchor, strong research and development abilities. The company was founded with key research and development that solved customer problems in a high quality and differentiated manner and we continue to develop new technologies with that same goal.

        As the company has grown, new technology has been developed internally as well as acquired from outside sources. Acquired technologies, and the talent and knowledge that created it, are key elements of our research and development base and will continue to be a source of new ideas going forward.

        We have a group of 57 engineers and scientists, including nine PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Calabasas, California and at our facilities in Bangor, Northern Ireland, Vancouver, Canada, Kirkland, Washington and Scotts Valley, California.

        Our research and development expenses totaled approximately $9.1 million during 2009, $6.9 million during 2008, and $6.5 million during 2007. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of the new high definition disc standards, and to research and development in the future.

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

        We actively participate in a variety of standards organizations worldwide, including the DVD Forum, Blu-ray Disc Association, Digital Video Broadcast (DVB), American Television Standards Committee (ATSC), International Engineering Consortium (IEC), Consumer Electronics Assoication (CEA), Audio Engineering Society (AES), Society for Motion Picture and Television Engineers (SMPTE), Digital Entertainment Content Ecosystem (DECE), Open IPTV Forum (OIPF), Digital Living Network Alliance (DLNA), and Moving Pictures Expert Group (MPEG). We anticipate being involved in a number of other standards organizations as appropriate to facilitate the adoption and inclusion of our technology.

        We have seven employees and consultants focused on standards activities, including one in Europe, one in Japan, one in South Korea, one in Canada, and three in the United States. We also employ additional resources as necessary to assist with specific standards-related tasks.

Competition

        We face strong competition in the consumer electronics market and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets, among other things, digital multi-channel audio products and services. Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships, and inclusion in various industry standards provide it with a strong competitive position.

        In addition to Dolby, we also compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Sony Corporation, Thomson, SRS Labs and various consumer electronics product manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

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

        We have been successful in penetrating the consumer electronics markets and building and maintaining market share. A substantial portion of Blu-ray Disc titles include DTS sound tracks. Also, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, and a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

        We believe there are significant barriers to entry in the consumer electronics products market, but we have obtained mandatory status in the Blu-ray Disc format. Also, the standards relating to DVD are well established and support a limited number of technologies including DTS Coherent Acoustics. Numerous other standards we participate in support a limited number of technologies including various DTS technologies.

Employees

        As of December 31, 2009, we had 203 employees, which includes 57 employees classified on our income statement as research and development, 5 employees classified in cost of revenue, and 141 classified as selling, general and administrative. Of the 203 total employees, 133 work in the United States and 70 work in our various international locations, including 33 in Asia and 30 in Europe. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and information technology and administration organizations.

Recent Developments

        On October 12, 2009, we filed a complaint in the Superior Court of the State of California, County of Los Angeles against Datasat Digital Entertainment, Inc. ("DDE"), Beaufort International Group Plc ("Beaufort"), and Datasat Communications Limited ("Datasat Communications") (collectively "Defendants") asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seeking monetary damages of at least $8.75 million related to the sale of our digital cinema business in May 2008. The sale called for a $6.75 million deferred payment to be made to us in May 2009, as well as potential additional payments based on future revenue performance milestones. Defendants failed to make the deferred payment when due, and allegedly failed to achieve the performance milestones. On November 30, 2009, Defendants answered to the complaint and a cross-complaint against us, as well as certain of our executives. The Defendants subsequently amended their cross-complaint to allege fraud, negligence misrepresentation, breach of contract and related claims in connection with the sale transaction. We dispute these allegations, and we believe that the Defendants' cross-complaint is without merit. The lawsuit is in the early stages of discovery. No trial date has been set. The Company intends to vigorously prosecute its claims and defenses in the Lawsuit.

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

        Negative trends in the general economy could cause a downturn in the market for our technology, products and services. The current and continuing financial disruption affecting the global financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The ongoing financial crisis may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

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

We face intense competition. Certain of our competitors have greater brand recognition and resources than we do.

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

        Certain of our current and potential competitors may enjoy substantial competitive advantages, including:

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

        Except for Blu-ray enabled products where our technology is mandatory, we are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

        We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in growing markets for multi-channel audio, including cars, personal computers, and video game consoles, will be based on the number, quality, and popularity of the Blu-ray Disc titles, computer software programs, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we do not have contracts that require any of these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, Blu-ray Disc titles, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers.

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

        Most of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing agreements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part on the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

We expect our operating expenses to increase in the future, which may impact profitability.

        We expect our operating expenses to increase as we, among other things:

  •
  expand our sales and marketing activities, including the continued development of our international operations;

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

We have a limited operating history in certain new and evolving markets.

        Our technology has only recently been incorporated into other consumer electronics markets, such as personal computers, video game consoles, portable electronics devices, and digital satellite and cable broadcast products. More recently, we have entered into the "virtual" surround space with the internal development of technology that we have branded DTS Surround Sensation. We do not have experience in this specific segment of the market and it is dominated by existing technologies from companies including Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

Our technology and products are complex and may contain errors that could cause us to lose customers, damage our reputation, or incur substantial costs.

        Our technology or products could contain errors that could cause our products or technology to operate improperly and could cause unintended consequences. If our products or technology contain errors we, could be required to replace them, and if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, as well as provide insurance coverage for such events, if these contract provisions are not enforced or are unenforceable for any reason, if liabilities arise that are not effectively limited, or if our insurance coverage is inadequate to satisfy the liability, we could incur substantial costs in defending and/or settling product liability claims.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. For the quarter ended December 31, 2009, over 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2009, one customer accounted for 15% of revenues from our continuing operations. Although we have agreements with many of our customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 to 2007 federal income tax returns, including certain prior period carryforwards, and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

        As part of the 2011 Budget, the Obama administration recently announced several proposals to reform United States tax rules. We are still examining these proposals to determine what, if any, impact these proposals will have on the Company.

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

  •
  our sale or purchase of common stock or other securities in the future;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal office is located in Calabasas, California, where we own real property, which includes an approximately 89,000 square foot building. We lease smaller facilities in other locations including the United States, Republic of Ireland, Canada, China, Northern Ireland, Japan, Korea and Taiwan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

        On October 12, 2009, we filed a complaint in the Superior Court of the State of California, County of Los Angeles against Datasat Digital Entertainment, Inc. ("DDE"), Beaufort International Group Plc ("Beaufort"), and Datasat Communications Limited ("Datasat Communications") (collectively "Defendants") asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seeking monetary damages of at least $8.75 million related to the sale of our digital cinema business in May 2008. The sale called for a $6.75 million deferred payment to be made to us in May 2009, as well as potential additional payments based on future revenue performance milestones. Defendants failed to make the deferred payment when due, and allegedly failed to achieve the performance milestones. On November 30, 2009, Defendants answered to the complaint and a cross-complaint against us, as well as certain of our executives. The Defendants subsequently amended their cross-complaint to allege fraud, negligence misrepresentation, breach of contract and related claims in connection with the sale transaction. We dispute these allegations, and we believe that the Defendants' cross-complaint is without merit. The lawsuit is in the early stages of discovery. No trial date has been set. The Company intends to vigorously prosecute its claims and defenses in the Lawsuit.

        We are not currently a party to any other material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the Nasdaq National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low
2008
First Quarter	$29.19	$19.98
Second Quarter	$35.99	$24.13
Third Quarter	$33.87	$25.95
Fourth Quarter	$28.45	$12.61
2009
First Quarter	$24.78	$13.40
Second Quarter	$28.26	$21.66
Third Quarter	$28.45	$24.25
Fourth Quarter	$35.14	$25.44

        As of January 29, 2010 there were approximately 3,300 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933.

STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index for the five fiscal year period ending December 31, 2009, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2004 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009
DTS, Inc.	$100.00	$73.52	$120.17	$127.02	$91.16	$169.95
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58

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

        On November 12, 2009, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the three months ended December 31, 2009, we repurchased 130,000 under this authorization for an aggregate cost of $3.9 million.

        All shares repurchased under these authorizations are accounted for as treasury stock.

        Stock repurchase activity during the quarter ended December 31, 2009 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2009 through October 31, 2009	—		—		—	—
November 1, 2009 through November 30, 2009	99,267	(1)	$29.94		98,000	902,000
December 1, 2009 through December 31, 2009	32,244	(1)	$29.92		32,000	870,000

Total	131,511		$29.93	(2)	130,000	870,000

Notes:

(1)
Consists of shares repurchased in open-market transactions pursuant to an authorization by our Board of Directors that we previously announced. In November 2009, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. Also consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended December 31, 2009.

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

	For the Years Ended December 31,
	2009	2008		2007	2006(4)	2005
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$77,722	$60,238		$53,073	$50,039	$48,180
Cost of revenue	1,766	1,179		1,276	2,082	2,573

Gross profit	75,956	59,059		51,797	47,957	45,607
Operating expenses:
Selling, general and administrative	48,717	36,794		33,116	29,803	24,218
Research and development	9,087	6,924		6,473	6,861	5,824
In-process research and development	—	1,090	(1)	—	—	—
Restructuring costs	—	—		—	3,758 (5)	—

Total operating expenses	57,804	44,808		39,589	40,422	30,042

Income from operations	18,152	14,251		12,208	7,535	15,565
Interest and other income, net	1,063	2,418		2,704	4,954	2,141

Income from continuing operations before income taxes	19,215	16,669		14,912	12,489	17,706
Provision for income taxes	8,525	7,158		5,310	2,896	5,777

Income from continuing operations	10,690	9,511		9,602	9,593	11,929
Income (loss) from discontinued operations, net of tax	(88)	1,856	(2)	(30,041) (3)	(6,569)	(4,021) (6)

Net income (loss)	$10,602	$11,367		$(20,439)	$3,024	$7,908

Net income (loss) per common share:
Basic:
Continuing operations	$0.62	$0.54		$0.54	$0.54	$0.69
Discontinued operations	—	0.10		(1.69)	(0.37)	(0.23)

Net income (loss)	$0.62	$0.64		$(1.15)	$0.17	$0.46

Diluted:
Continuing operations	$0.60	$0.52		$0.52	$0.52	$0.65
Discontinued operations	—	0.11		(1.63)	(0.36)	(0.22)

Net income (loss)	$0.60	$0.63		$(1.11)	$0.16	$0.43

Weighted average shares used to compute net income (loss) per common share:
Basic	17,145	17,641		17,745	17,623	17,321

Diluted	17,689	18,145		18,418	18,401	18,310

(1)
This write-off of in-process research and development relates to the business acquisition from Neural Audio Corporation. For additional information regarding this business combination, refer to Footnote 8 of our consolidated financial statements, "Business Combination."

(2)
Includes a $5.0 million pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. Also, includes a pre-tax loss of $2.1 million for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

(3)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the Cinema and Digital Images businesses comprising discontinued operations to fair value, less costs to sell. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

(4)
Includes $20, $1,727 and $222 in cost of goods sold, selling, general and administrative and research and development, respectively, due to the adoption of stock-based compensation guidance on January 1, 2006. For additional information regarding stock-based compensation, refer to Footnote 12 of our consolidated financial statements, "Stock-Based Compensation."

(5)
Includes $3,000 and $758 for the early termination of a business agreement and the write-down of DTS Entertainment inventory and other assets, respectively.

(6)
Includes the results of operations for DTS Digital Images, Inc., which we acquired in January 2005. Also includes $2.3 million for in-process research and development related to this acquisition.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$75,351	$68,023	$85,402	$108,760	$107,578
Working capital	83,725	76,773	100,220	120,510	122,763
Total assets	154,218	137,678	138,217	168,200	158,254
Total long-term liabilities	5,862	3,783	2,716	1,466	1,917
Total stockholders' equity	141,824	125,289	120,812	153,816	144,090

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

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players and home theater systems. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content.

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

        Our selling, general, and administrative expenses consist primarily of salaries and related benefits for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses, including personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development, and quality assurance and testing costs. Research and development costs are expensed as incurred.

Executive Summary

Financial Highlights

  •
  Revenues increased 29% for the year ended December 31, 2009, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $11.8 million for the year ended December 31, 2009, compared to the same prior year period. The increase in these recoveries resulted primarily from the settlement of legal matters with Zoran Corporation.

  •
  Royalties from Blu-ray product markets increased 57% for the year ended December 31, 2009, compared to the same prior year period.

  •
  Royalties from broadcast markets comprised 5% of total revenue for the year ended December 31, 2009, primarily as a result of the business that we acquired from Neural Audio Corporation, or Neural, on December 31, 2008.

  •
  Gross profit percentage for the year ended December 31, 2009 remained at 98%, compared to the same prior year period.

  •
  Selling, general and administrative expenses were within 61% to 63% as a percentage of revenues for each of the three years ended December 31, 2009.

  •
  Research and development expenses were within 11% to 12% as a percentage of revenues for each of the three years ended December 31, 2009.

  •
  Income from operations was within 23% and 24% as a percentage of revenues for each of the three years ended December 31, 2009.

  •
  Diluted earnings per share from continuing operations increased $0.08 to $0.60 for the year ended December 31, 2009, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, online networked devices, broadcast and video game console markets as well. We have seen the acceleration of the market for high definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and content availability increases, and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet.

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets such as personal computers, in-car entertainment systems, network capable TVs, digital media players, and ultimately the mobile handset market.

        There has been increasing interest in our technologies for applications beyond optical media. We see a growing opportunity to extend our reach into new markets such as the online space where consumers want a higher quality entertainment experience. For example, we have signed agreements with a number of digital media player and network-connected digital television manufacturers to incorporate DTS decoders into their products.

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. Further, we currently face a challenge regarding our ability to determine the impact of the current global economic downturn on consumer buying patterns. While we do not have near-term visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

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

  •
  Revenue Recognition.  We recognize revenues in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the guidelines of the SEC. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

  •
  Impairment of Long-Lived Assets and Intangibles.  We periodically assess potential impairments of our long-lived assets and intangibles in accordance with the provisions of GAAP. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. We believe this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets which could have a material impact on our results of operations. To date there has been no impairment of long lived assets or intangible assets for continuing operations.

  •
  Stock-based Compensation.  Effective January 1, 2006, we began recognizing compensation costs relating to share-based payment awards made to employees and directors in the financial statements. Stock-based compensation charges are based upon the fair value of each option on the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk free interest rate, expected lives, dividend yield, and the expected volatility of our stock. We believe this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

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

    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. As of December 31, 2009, we believe that all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, which could have a material impact on our results of operations.

    We have not provided for U.S. federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

    Other long-term liabilities, at December 31, 2009 and 2008, includes unrecognized tax benefits of $5.6 million and $3.5 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued each year.

Segment and Geographic Information

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
United States	$17,421	$5,160	$4,474

Japan	34,241	31,535	24,426
South Korea	14,414	12,735	14,281
Other international	11,646	10,808	9,892

Total international	60,301	55,078	48,599

Total revenues	$77,722	$60,238	$53,073

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region (in thousands):

	As of December 31,
	2009	2008	2007
United States	$32,494	$22,461	$5,291
International	1,391	1,317	570

Total long-lived tangible assets	$33,885	$23,778	$5,861

Results of Operations

Revenues

	Years Ended December 31,			2009 vs. 2008 Change		2008 vs. 2007 Change
	2009	2008	2007	$	%	$	%
	($ in thousands)
Revenues	$77,722	$60,238	$53,073	$17,484	29%	$7,165	14%

        The increase in revenues for the year ended December 31, 2009, compared to the same prior year period, was primarily attributable to an $11.8 million increase in royalty recoveries from intellectual property compliance and enforcement activities. The increase in these recoveries resulted primarily from the settlement of legal matters with Zoran Corporation. Also, revenues from Blu-ray product markets and broadcast markets increased for the year ended December 31, 2009, compared to the same prior year period. Blu-ray related revenues comprised 21% and 17% of total revenue for the year ended December 31, 2009 and 2008, respectively. In dollar terms, these royalties were up 57% for the year ended December 31, 2009, compared to the same prior year period. Royalties from broadcast markets comprised 5% of total revenue for the year ended December 31, 2009, primarily as a result of the business that we acquired from Neural, on December 31, 2008. Partially offsetting these increases are declines in DVD related royalties and the car audio market, excluding the aforementioned royalty recoveries. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products, should result in increasing licensing revenues from the Blu-ray format.

        Revenues for the year ended December 31, 2008 increased compared to the year ended December 31, 2007, primarily due to increased Blu-ray related royalties. These royalties comprised 17% and 8% of total revenue for the years ended December 31, 2008 and 2007, respectively. In dollar terms, these royalties were up nearly 127% for the year ended December 31, 2008, compared to the same prior year period, as sales of stand-alone Blu-ray players and Blu-ray enabled PCs have begun supplementing the revenues from game consoles which have for 2007 constituted the majority of Blu-ray product shipments. In addition, revenues from the car audio market increased 28% during the year ended December 31, 2008, compared to the same prior year period, which included royalty recoveries from intellectual property compliance and enforcement activities in this market. Partially offsetting our increase in revenues for the year ended December 31, 2008, compared to the same prior year period, was a decrease in revenues from DVD related royalties, which resulted primarily from a decrease in royalty recoveries from intellectual property compliance and enforcement activities in this market.

Gross Profit

	Years Ended December 31,						Percentage point change in gross profit margin relative to prior year
	2009		2008		2007
							2009 vs. 2008	2008 vs. 2007
	$	%	$	%	$	%
	($ in thousands)
Gross Profit	$75,956	98%	$59,059	98%	$51,797	98%	0%	0%

        Gross profit percentage for the years ended December 31, 2009, 2008 and 2007, remained consistent.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2009	$48,717	63%	$11,923	32%
2008	$36,794	61%	$3,678	11%
2007	$33,116	62%

        The dollar increase in SG&A expenses for the year ended December 31, 2009, compared to the same prior year period, was primarily due to a $7.3 million increase in professional fees. This increase resulted primarily from legal fees for the settlement of legal matters with Zoran Corporation. Also, employee related costs, including expanded operations and stock-based compensation, increased $2.7 million for the year ended December 31, 2009, compared to the same prior year period. Other increases for the year ended December 31, 2009, compared to the same prior year period, include travel related expenses for increased sales activities and expanding operations, occupancy costs for expanded operations and advertising expenses.

        SG&A expenses, in dollars, increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $2.9 million increase in employee related costs, including a $1.2 million increase in stock-based compensation expense related to additional employee equity grants since the prior year period and additional costs associated with increased headcount for expanded foreign operations. In addition, advertising expenses increased $0.6 million for the year ended December 31, 2008, compared to the same prior year period, primarily due to newer technology initiatives and international expansion.

        We expect SG&A expenses to continue to increase to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2009	$9,087	12%	$2,163	31%
2008	$6,924	11%	$451	7%
2007	$6,473	12%

        The dollar increase in R&D expenses for the year ended December 31, 2009, compared to the same prior year period, is primarily due to a $1.4 million increase in employee related costs, including expanded operations and stock-based compensation. Other increases for the year ended December 31, 2009, compared to the same prior year period, include occupancy costs for expanded operations and amortization associated with intangibles from the business that we acquired from Neural on December 31, 2008. We intend to continue to invest in R&D to support our broadening product development agenda and ongoing support of the rollout of the Blu-ray Disc format.

        R&D expenses increased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $0.4 million increase in employee related costs for an expanded workforce to support our broadening product development agenda and ongoing support of the rollout of Blu-ray Disc.

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

        There were no in-process research and development expenses for the years ended December 31, 2009 and 2007.

Interest and Other Income, Net

	Years Ended December 31,			2009 vs. 2008 Change		2008 vs. 2007 Change
	2009	2008	2007	$	%	$	%
	($ in thousands)
Interest and other income, net	$1,063	$2,418	$2,704	$(1,355)	(56)%	$(286)	(11)%

        The decrease in interest and other income, net, for the year ended December 31, 2009, compared to the same prior year period, is primarily due to the decrease in interest income resulting from lower average interest rates and investment balances in the current year period. Given the uncertainty in the macro-economic environment and our significant cash outflows in 2009, we have been investing in shorter-term investments, which generally earn a lower yield. Also contributing to the decrease for the year ended December 31, 2009, compared to the same prior year period, were the effects of translation for certain foreign subsidiaries to the United States dollar or functional currency.

        Interest income and other income, net, decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily as a result of the following offsetting activities. During the current year period, we had lower average invested balances as a result of our stock repurchases during the 2007 and 2008, and the purchase of real property and a building located thereon in 2008 to be used as our new corporate headquarters later in 2009. We also experienced lower average interest rates as a result of a less favorable interest rate environment. During the prior year period, a $0.7 million correction reduced interest income in order to correct our accrued interest income balances related to 2005 and 2006.

Income Taxes

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Provision for income taxes	$8,525	$7,158	$5,310
Effective tax rate	44%	43%	36%

        The effective tax rate for 2009 differed from the U.S. statutory rate of 35% primarily due to state income taxes, the effect of different tax rates in foreign jurisdictions, imputed interest on inter-company balances and reserves for federal and state audits, partially offset by tax exempt interest and research and development credits. In the first quarter of 2009, the Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment has the effect of increasing income tax expense in the quarter by $882. The adjustment has decreased income from continuing operations by $882 and net income by $882. The Company management determined that the effect on previously filed reports was not material.

        The effective tax rate for 2008 and 2007 differed from the U.S. statutory rate of 35% primarily due to the effect of different tax rates in foreign jurisdictions and reserves for federal and state audits, partially offset by tax exempt interest and research and development credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand-alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        Our rates have historically differed from statutory rates due to varying foreign tax rates, tax exempt interest, and research and development credits.

Results of Discontinued Operations

	Years Ended December 31,			2009 vs. 2008 Change		2008 vs. 2007 Change
	2009	2008	2007	$	%	$	%
	($ in thousands)
Discontinued operations, net	$(88)	$1,856	$(30,041)	$(1,944)	(105)%	$31,897	(106)%

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

        The loss from discontinued operations for the year ended December 31, 2009, resulted primarily from legal fees associated with the Company's efforts to collect certain contingent consideration from the buyer of the cinema business.

        The results of discontinued operations for the year ended December 31, 2007, includes a charge of $24.7 million to reduce the carrying value of the assets held for sale to fair value, less costs to sell.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the business sales and carrying value adjustments, the periods presented are not comparable.

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2009, we had cash, cash equivalents, and short-term investments of $75.4 million, compared to $68.0 million at December 31, 2008. Due to auction failures in the auction rate security markets, we classified our auction rate security holdings of $2.3 million as long-term investments on the consolidated balance sheet as of December 31, 2009. Once it is determined that the auction markets have recovered, we will reclassify our remaining auction rate security holdings back to short-term investments. For additional information, see the "Auction Rate Securities" discussion below.

        Net cash provided by operating activities was $21.9 million and $20.0 million for the years ended December 31, 2009 and 2008, respectively. Cash used in operating activities was $2.1 million for the year ended December 31, 2007. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the years ended December 31, 2009 and 2008, remained fairly consistent. However, the operating cash flows for the year ended December 31, 2008, included the non-cash negative effect of $2.9 million for the adjustment to carrying value of assets held for sale, net of the loss on sale of assets held for sale. The increase in operating cash flows during the year ended December 31, 2008, compared to the same prior year period, results largely from income from operations and the increase in collections of accounts receivable. Net cash provided by operating activities during the year ended December 31, 2008 was also impacted by the reduction of working capital as a result of the sales of the digital images and digital cinema businesses during the second quarter of 2008. During the year ended December 31, 2007, an increase in accrued licensing revenues from Blu-ray Disc and other next generation based products resulted in a decrease in cash flows from accounts receivable for this period. We first began to receive licensing revenues from next generation based products during the first quarter of 2007.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Cash used in investing activities totaled $5.8 million and $18.5 million for the years ended December 31, 2009 and 2008, respectively. Cash provided by investing activities totaled $38.1 million for the year ended December 31, 2007. Cash used in investing activities for the year ended December 31, 2009 and 2008 consists primarily of capital expenditures associated with the purchase of certain real property and a building located thereon, which has been used as our new corporate headquarters since November 2009. For additional information, see the "Property Acquisition" discussion below. The primary source of investing cash flow for the year ended December 31, 2007 was proceeds from sales and maturities of our investments, net of purchases.

        For the year ended December 31, 2009, cash provided by financing activities was $0.4 million, and primarily consisted of proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits, partially offset by treasury stock purchases. For the years ended December 31, 2008 and 2007, cash used in financing activities was $11.7 million and $ 17.3 million, respectively, and primarily consisted of treasury stock purchases partially offset by proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits.

  Repurchases of Common Stock

        In November 2009, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the fourth quarter of 2009, we repurchased 0.1 million shares of our common stock under this authorization for an aggregate of $3.9 million. All shares repurchased under this authorization are accounted for as treasury stock.

  Property Acquisition

        On August 28, 2008, we entered into a Purchase and Sale Agreement, pursuant to which we agreed to purchase, subject to the terms of the Purchase and Sale Agreement, certain real property in Calabasas, California and an approximately 89,000 square foot building and certain furniture, fixtures, equipment and other personal property located on that property, which shall be used as our new corporate headquarters later in 2009. On November 7, 2008, we purchased this real and personal property for an aggregate purchase price of $15.6 million. As of November 2009, we have begun to use this property as our new Corporate Headquarters. To date, we have incurred $12.1 million in capitalized build-out costs for this new location.

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

        On July 21, 2009, we entered into entered into a Settlement Agreement with Neural and its stockholders providing that $0.5 million be paid to the Company, as the working capital conveyed to the Company was less than the threshold required by the Asset Purchase Agreement.

        On November 30, 2009, we entered into an Earnout Buyout And Escrow Release Agreement (the "Buyout and Release Agreement") with Neural and its stockholders providing that the we buyout all contingent consideration obligations for $0.5 million, as it was independently concluded by both parties to be in their respective best interests. The Buyout and Release Agreement also provided that the cash consideration paid at closing that remained in escrow be remitted to the Seller as soon as possible.

  Auction Rate Securities

        As of December 31, 2009, we held approximately $2.3 million in auction rate securities. The auction rate securities held at December 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2009, we owned $2.3 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such transaction would be initiated by UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        Due to our belief that it may take until January 2011 to liquidate these securities, our auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2009.

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

Contractual Obligations and Commitments

        Future payments due under non-cancelable lease obligations and commitments at December 31, 2009 are described below (in thousands):

	2010	2011	2012	2013	2014	2015 and thereafter	Total
Operating leases	$824	$638	$514	$511	$491	$1,962	$4,940

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

        As of December 31, 2009, our total amount of unrecognized tax benefits was $5.6 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to the "Recent Accounting Pronouncements" discussion at Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2009. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of December 31, 2009, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the year ended December 31, 2009, we derived over 77% of our revenues from sales outside the United States, and maintain research, sales, marketing, or business development offices in seven foreign countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during 2009. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $12.9 million in 2009. Based upon the expenses for 2009, a 1% change in foreign currency rates throughout a one-year period would not have a significant impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2009, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying balance sheets of DTS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DTS, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
DTS, Inc.

        We have audited DTS, Inc. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DTS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DTS, Inc's internal control over financial reporting based on our audit.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, DTS Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DTS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009 and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 3, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DTS, Inc.:

        In our opinion, the consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of operations and cash flows of DTS, Inc. and its subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2008

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,222	$25,658
Short-term investments	33,129	42,365
Accounts receivable, net of allowance for doubtful accounts of $229 and $64 at December 31, 2009 and 2008, respectively	5,731	8,835
Deferred income taxes	4,945	4,644
Prepaid expenses and other current assets	1,617	1,410
Income taxes receivable, net	2,613	2,467

Total current assets	90,257	85,379
Property and equipment, net	33,885	23,778
Intangible assets, net	6,565	7,557
Goodwill	1,257	972
Deferred income taxes	13,152	13,145
Long-term investments	8,515	6,347
Other assets	587	500

Total assets	$154,218	$137,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$826	$1,448
Accrued expenses and other liabilities	5,706	7,158

Total current liabilities	6,532	8,606
Other long-term liabilities	5,862	3,783
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2009 and 2008; 19,652 and 19,290 shares issued at December 31, 2009 and 2008, respectively; 17,522 and 17,290 shares outstanding at December 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	161,710	151,894
Treasury stock, at cost—2,130 and 2,000 at December 31, 2009 and 2008, respectively	(45,498)	(41,608)
Accumulated other comprehensive income	362	355
Retained earnings	25,248	14,646

Total stockholders' equity	141,824	125,289

Total liabilities and stockholders' equity	$154,218	$137,678

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands, except per share amounts)
Revenue	$77,722	$60,238	$53,073
Cost of revenue	1,766	1,179	1,276

Gross profit	75,956	59,059	51,797
Operating expenses:
Selling, general and administrative	48,717	36,794	33,116
Research and development	9,087	6,924	6,473
In-process research and development	—	1,090	—

Total operating expenses	57,804	44,808	39,589

Income from operations	18,152	14,251	12,208
Interest and other income, net	1,063	2,418	2,704

Income from continuing operations before income taxes	19,215	16,669	14,912
Provision for income taxes	8,525	7,158	5,310

Income from continuing operations	10,690	9,511	9,602
Income (loss) from discontinued operations, net of tax	(88)	1,856	(30,041)

Net income (loss)	$10,602	$11,367	$(20,439)

Net income (loss) per common share:
Basic:
Continuing operations	$0.62	$0.54	$0.54
Discontinued operations	—	0.10	(1.69)

Net income (loss)	$0.62	$0.64	$(1.15)

Diluted:
Continuing operations	$0.60	$0.52	$0.52
Discontinued operations	—	0.11	(1.63)

Net income (loss)	$0.60	$0.63	$(1.11)

Weighted average shares used to compute net income (loss) per common share:
Basic	17,145	17,641	17,745

Diluted	17,689	18,145	18,418

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2006	18,024	$2	$129,549	$—	$—	$24,265	$153,816
Adjustment due to adoption of uncertain tax position guidance	—	—	—	—	—	(547)	(547)
Exercise of warrants	4	—	—	—	—	—	—
Exercise of options and related tax benefit of $84	471	—	4,605	—	—	—	4,605
Issuance of common stock under employee stock purchase plan	80	—	1,085	—	—	—	1,085
Restricted stock award grants, net of forfeitures and shares withheld for taxes	90	—	(244)	—	—	—	(244)
Stock-based compensation charge	—	—	5,013	—	—	—	5,013
Stock repurchases	(1,000)	—	—	(22,670)	—	—	(22,670)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(20,439)	(20,439)
Other comprehensive income	—	—	—	—	193		193

Total comprehensive loss	—	—	—	—	—	—	(20,246)

Balance at December 31, 2007	17,669	2	140,008	(22,670)	193	3,279	120,812
Exercise of options and related tax benefit of $206	456	—	7,185	—	—	—	7,185
Issuance of common stock under employee stock purchase plan	37	—	641	—	—	—	641
Restricted stock award grants, net of forfeitures and shares withheld for taxes	128	—	(595)	—	—	—	(595)
Stock-based compensation charge		—	4,655	—	—	—	4,655
Stock repurchases	(1,000)	—	—	(18,938)	—	—	(18,938)
Comprehensive income:
Net income	—	—	—	—	—	11,367	11,367
Other comprehensive income	—	—	—	—	162	—	162

Total comprehensive income	—	—	—	—	—	—	11,529

Balance at December 31, 2008	17,290	2	151,894	(41,608)	355	14,646	125,289
Exercise of options and related tax benefit of $491	184	—	3,578	—	—	—	3,578
Issuance of common stock under employee stock purchase plan	69	—	956	—	—	—	956
Restricted stock award grants, net of forfeitures and shares withheld for taxes	109	—	(368)	—	—	—	(368)
Stock-based compensation charge		—	5,650	—	—	—	5,650
Stock repurchases	(130)	—	—	(3,890)	—	—	(3,890)
Comprehensive income:
Net income	—	—	—	—	—	10,602	10,602
Other comprehensive income	—	—	—	—	7	—	7

Total comprehensive income	—	—	—	—	—	—	10,609

Balance at December 31, 2009	17,522	$2	$161,710	$(45,498)	$362	$25,248	$141,824

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$10,602	$11,367	$(20,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,828	2,672	2,923
Adjustment to carrying value of assets held for sale	—	(4,963)	24,653
Loss on sale of assets held for sale	—	2,099	—
Stock-based compensation charges	5,650	4,655	5,013
Deferred income taxes	(308)	(429)	(9,876)
In-process research and development	—	1,090	—
Tax benefits from stock-based awards	491	206	84
Excess tax benefits from stock-based awards	(640)	(204)	(45)
Other	214	226	1,789
Changes in operating assets and liabilities:
Accounts receivable	2,786	3,950	(8,270)
Prepaid expenses and other assets	(299)	(684)	(519)
Accounts payable, accrued expenses and other liabilities	(282)	392	2,479
Income taxes receivable	(146)	(332)	109

Net cash provided by (used in) operating activities	21,896	20,045	(2,099)

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(45,143)	(59,149)	(27,284)
Available for sale	—	(12,909)	(21,800)
Maturities of held-to-maturity investments	49,261	36,050	36,573
Sales of available for sale investments	2,950	37,175	57,000
Proceeds from the sale of assets held for sale, net	—	8,578	—
Cash paid for business and technology acquisitions, net	(330)	(7,726)	(1,226)
Purchase of property and equipment	(12,173)	(19,969)	(4,778)
Payment for patents and trademarks in process	(322)	(584)	(364)

Net cash provided by (used in) investing activities	(5,757)	(18,534)	38,121

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	4,043	7,620	5,606
Repurchase and retirement of common stock for restricted stock award withholdings	(368)	(595)	(244)
Excess tax benefits from stock-based awards	640	204	45
Purchase of treasury stock	(3,890)	(18,938)	(22,670)

Net cash provided by (used in) financing activities	425	(11,709)	(17,263)

Net change in cash and cash equivalents of discontinued operations	—	333	2,372

Net increase (decrease) in cash and cash equivalents	16,564	(9,865)	21,131
Cash and cash equivalents, beginning of the year	25,658	35,523	14,392

Cash and cash equivalents, end of the year	$42,222	$25,658	$35,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$40

Cash paid for income taxes	$2,028	$167	$251

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. The Company's core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a broad group of product applications, including audio/video receivers, DVD players, Blu-ray Disc players, personal computers, car audio products, video game consoles, network capable televisions, digital media players and home theater systems. In addition, the Company provides products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, music, and broadcast entertainment content.

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

        On December 31, 2008, the Company entered into an Asset Purchase Agreement with Neural Audio Corporation ("Neural") and its stockholders providing for the sale to the Company of substantially all of Neural's assets used in the conduct of its audio technology business and certain patents and patent applications owned by such stockholders and the assumption by the Company of certain liabilities of Neural. The sale was consummated the same day. For additional information, refer to Footnote 8 of the consolidated financial statements, "Business Combination."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

        Assets that were classified as held for sale were measured at the lower of their carrying amount or fair value less cost to sell and were not depreciated (amortized) while classified as held for sale. Fair value of assets held for sale was based on estimates of future cash flows, which may have included expected proceeds to be received or the present value of estimated future cash flows. Costs to sell were the direct incremental costs estimated to transact a sale. A loss was recognized for any initial or subsequent write-down to fair value less cost to sell. A gain was recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

  Use of Estimates

        The preparation of financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, adequacy of allowance for doubtful accounts, valuation of long-lived assets, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

  Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, bank certificates of deposit, municipal securities and United States government and agency securities. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

  Investments

        The Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses reported, net of tax, in accumulated other comprehensive income. Investments in debt securities classified as held-to-maturity, consistent with the Company's intent, are reported at cost. All income generated from those investments are recorded to interest and other income, net.

        The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments declines in fair value that are not expected to recover are charged to interest and other income, net.

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

        Two customers accounted for 15% and 13%, respectively, of revenues for the year ended December 31, 2009. One customer accounted for 19% of revenues for the year ended December 31, 2008. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2007. Two customers accounted for 26% and 10%, respectively, of accounts receivable at December 31, 2009. Three customers accounted for 25%, 20% and 15%, respectively, of accounts receivable at December 31, 2008.

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

  Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets' estimated useful lives, generally as follows:

Machinery and equipment	2 to 5 years
Software	2 to 7 years
Office furniture and fixtures	3 to 7 years
Leasehold improvements	Lesser of useful life or related lease term
Building and improvements	Up to 35 years

        Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

  Capitalized Software Costs

        The Company capitalizes the costs of purchased software licenses, consulting costs and payroll-related costs incurred in developing or implementing internal use computer software. These costs are included in property and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. The Company's capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software upon being placed in service, generally two to seven years.

  Long-Lived Assets

        The Company periodically assesses potential impairments to its long-lived assets in accordance with GAAP, which requires, among other things, that an entity perform an impairment review whenever

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets for continuing operations.

  Goodwill and Intangible Assets

        The Company accounts for goodwill in accordance with GAAP which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test, as it operates as a single reporting unit. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company's estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. To date, there has been no impairment of goodwill for continuing operations.

        The Company accounts for intangible assets in accordance with GAAP, which requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company's intangible assets principally consist of acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets for continuing operations.

        Costs incurred in securing patents and trademarks and protecting the Company's proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically ten years and five years, respectively. The amortization period commences when the patent or trademark is issued.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Business Combinations

        For business combinations consummated prior to January 1, 2009, the Company used the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

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

        For additional information, refer to Footnote 8 of the consolidated financial statements, "Business Combination."

        During 2009, the Company did not engage in any business combinations.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured.

        Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics product manufacturers that pay a per-unit license fee for products manufactured under those license agreements. Licensees generally report manufacturing information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue. Also, the Company is responsible for the licensing and enforcement of its patented technologies and pursues third parties that are utilizing its intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with it. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2009, 2008 and 2007, withholding taxes were $4,029, $3,491 and $2,061, respectively.

  Research and Development Costs ("R&D")

        The Company conducts its R&D internally and expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, contract services, consultants and other outside costs. In accordance with GAAP, all R&D costs are expensed as incurred.

  Acquired In-process Research and Development ("IPR&D")

        For business combinations consummated prior to January 1, 2009, the value assigned to acquired in-process research and development was determined by identifying specific acquired in-process research and development projects that would be continued and for which the fair value is estimable with reasonable reliability. Upon consummation of a business combination, acquired in-process research and development is expensed where (i) technological feasibility has not been established at the acquisition date and (ii) there is no alternative future use.

        For additional information, refer to Footnote 8 of the consolidated financial statements, "Business Combination."

        During 2009, the Company did not engage in any business combinations.

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

  Comprehensive Income (Loss)

        The Company accounts for comprehensive income (loss) in accordance with GAAP, and comprehensive income (loss), as defined, includes all changes in stockholders' equity during a period from non-owner sources. To date, accumulated comprehensive income is comprised mostly of foreign currency translation.

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $2,744, $2,266 and $1,697 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. In assessing the need for a valuation

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The deferred tax provision is the result of changes in the deferred tax assets and liabilities. The Company recognizes interest and penalties related to income taxes in the provision for income taxes.

  Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments.

  Subsequent Events

        The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. Based on this evaluation, there were no material subsequent events that required recognition or disclosure.

  Recent Accounting Pronouncements

        Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. As the Codification was not intended to change or alter existing GAAP, it does not have a material impact on the Company's consolidated financial statements.

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

        In April 2009, the FASB issued updated guidance related to business combinations, which is included in the FASB ASC 805-20, "Business Combinations—Identifiable Assets and Liabilities, and any Noncontrolling Interest." ASC 805-20 amends the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the Company's adoption of ASC 805-20 will depend upon the nature, terms and magnitude of acquired contingencies associated with future business combinations, if any.

        Effective April 1, 2009, the Company adopted FASB ASC 855, "Subsequent Events." ASC 855 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. In February 2010, the FASB issued ASU 2010-09, "Subsequent Events." ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. For the Company, the provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

        In December 2009, the FASB issued ASU 2009-17, "Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," issued in June 2009. ASU 2009-17 will amend certain provisions of ASC 810 related to the consolidation of variable interest entities ("VIE"). ASU 2009-17 will replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impact the VIE's

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

economic performance and the obligation to absorb the losses of the VIE or right to receive benefits from the VIE that could potentially be significant to the VIE. ASU 2009-17 will also require ongoing reassessments of whether an enterprise is the primary beneficiary. ASU 2009-17 will be effective for the first annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

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

        In January 2010, the FASB issued ASU 2010-6, "Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements," which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of December 31,
	2009	2008
Cash and cash equivalents:
Cash	$28,424	$10,801
Money market accounts	13,293	12,101
Certificates of deposit	—	2,756
Municipal securities	255	—
United States government and agency securities	250	—

Total cash and cash equivalents	$42,222	$25,658

Short-term investments:
Available-for-sale securities:
Municipal securities	$—	$2,950
Held-to-maturity securities:
Certificates of deposit	2,470	4,772
Commercial paper	5,303	3,980
United States government and agency securities	15,245	7,070
Municipal securities	10,111	23,593

Total short-term investments	$33,129	$42,365

Long-term investments:
Available-for-sale securities:
Municipal securities	$2,250	$2,250
Held-to-maturity securities:
Certificates of deposit	1,248	—
Commercial paper	3,720	—
Municipal securities	1,297	4,097

Total long-term investments	$8,515	$6,347

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the years ended December 31, 2009, 2008 and 2007.

        Investments in auction rate securities are classified as available-for-sale. For additional information, refer to Footnote 4 of the consolidated financial statements, "Fair Value Measurements."

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The contractual maturities of investments at December 31, 2009 are as follows:

Available-for-sale securities:
Due after ten years	$2,250
Held-to-maturity securities:
Due within one year	33,129
Due after one year through five years	6,265

39,394

Total investments	$41,644

Note 4—Fair Value Measurements

        As of December 31, 2009 and 2008, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets are the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at December 31, 2009 and 2008 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2009 and 2008, the Company owned $2,250 and $5,200, respectively, par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the fair value hierarchy as of December 31, 2009 and 2008, and par value or cost is a reasonable approximation of fair value.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2009 and 2008.

        Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Auction Rate Securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009	$2,250	$—	$2,250	$—
As of December 31, 2008	$5,200	$—	$5,200	$—

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2009	2008
Land(1)	$6,600	$6,600
Building and improvements(1)	19,946	10,704
Machinery and equipment	2,647	1,796
Office furniture and fixtures	5,300	4,841
Leasehold improvements	1,156	3,554
Software	5,608	5,184

	41,257	32,679
Less: Accumulated depreciation	(7,372)	(8,901)

Property and equipment, net	$33,885	$23,778

(1)
On November 7, 2008, the Company purchased certain real property in Calabasas for an aggregate purchase price of $15,640. This property includes an approximately 89,000 square foot building, and beginning in November 2009, the Company is using this building as its new corporate headquarters. Also, depreciation expense for this building and related improvements have begun as of November 2009.

        Depreciation expense was $2,281, $2,042 and $1,931 for the years ended December 31, 2009, 2008 and 2007, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Goodwill and Intangibles

        In the year ended December 31, 2008, the Company added $972 to goodwill in connection with the business acquisition from Neural. As a result of purchase price adjustments during 2009, the goodwill from this business acquisition was $1,257 at December 31, 2009. For additional information, refer to Footnote 8 of the consolidated financial statements, "Business Combination."

        Included in cost of revenue were $1,031, $362 and $175 of amortization relating to existing technologies for the years ended December 31, 2009, 2008 and 2007, respectively. Included in operating expenses were $516, $268 and $354 of amortization relating to existing technologies, patents and trademarks for the years ended December 31, 2009, 2008 and 2007, respectively. The following table summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2009			As of December 31, 2008
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:
Existing technology	6	$6,276	$(2,367)	$3,909	$6,027	$(1,332)	$4,695
Customer relationships	7	1,050	(150)	900	1,050	—	1,050
Non-compete	3	515	(172)	343	515	—	515
Tradename	3	190	(63)	127	190	—	190

		8,031	(2,752)	5,279	7,782	(1,332)	6,450
Other intangible assets:
Patents	10	1,502	(557)	945	1,261	(475)	786
Trademarks	5	469	(128)	341	421	(100)	321

		1,971	(685)	1,286	1,682	(575)	1,107

Total intangible assets		$10,002	$(3,437)	$6,565	$9,464	$(1,907)	$7,557

        The Company expects the future amortization of intangible assets held at December 31, 2009 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2010	$1,546
2011	1,416
2012	1,086
2013	908
2014	859
2015 and thereafter	750

Total	$6,565

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following:

	As of December 31,
	2009	2008
Accrued payroll and related benefits	$3,969	$4,482
Production advance	383	385
Other	1,354	2,291

Total accrued expenses	$5,706	$7,158

Note 8—Business Combination

        On December 31, 2008, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into an Asset Purchase Agreement (the "Agreement") with Neural Audio Corporation (the "Seller") and its stockholders providing for the sale of substantially all of the Seller's assets used in the conduct of its audio technology business to the Company and certain patents and patent applications owned by such stockholders (the "Acquired Assets") and the assumption by the Company of certain liabilities of the Seller. The sale was consummated the same day. Pursuant to the terms of the Agreement, the Company paid cash consideration of approximately $7,500 at closing and may be obligated to pay up to an additional $7,500 in additional cash consideration over the next five years based on performance of certain of the Acquired Assets. The Agreement contains customary representations, warranties and covenants.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 8—Business Combination (Continued)

        On November 30, 2009, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into an Earnout Buyout And Escrow Release Agreement (the "Buyout and Release Agreement") with the Seller and its stockholders providing that the Company buyout all contingent consideration obligations for $500, as it was independently concluded by both parties to be in their respective best interests. This $500 payment increased goodwill accordingly. The Buyout and Release Agreement also provided that the cash consideration paid at closing that remained in escrow be remitted to the Seller as soon as possible.

        The total purchase price for the acquisition of the Acquired Assets and the assumption by the Company of certain liabilities of the Seller is as follows:

Cash	$7,550
Direct acquisition costs	222

Total estimated purchase price	$7,772

        This acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the total purchase price is allocated to the acquired business' net tangible and intangible assets based on their estimated fair value as of the date of completion of the acquisition. Based on the purchase price and the valuation, the purchase price allocation is as follows:

Accounts receivable	$127
Prepaid assets	5
Tangible assets	180
Other assets	9
Amortizable intangible assets:
Existing technology	3,600
Customer relationships	1,050
Non-compete	515
Tradename	190
IPR&D	1,090
Goodwill	1,257

Total assets acquired	8,023
Liabilities assumed:
Accounts payable	217
Accrued liabilities	34

Total liabilities assumed	251

Total purchase price	$7,772

        A final estimate of $5,355 has been allocated to amortizable intangible assets consisting of existing technology, customer relationships, non-compete and tradename.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 8—Business Combination (Continued)

        A final estimate of $1,257 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and amortizable intangible assets acquired. Goodwill will not be amortized, and it will be tested for impairment at least annually. The goodwill estimate increased $285 during the twelve months ended December 31, 2009 as a result of the aforementioned Settlement and Buyout and Release Agreements, net of additional information relating to the fair value of certain assets and liabilities and the aforementioned additional direct acquisition costs.

        The purchase price and the valuation of the net assets acquired have been finalized as of December 31, 2009 or one year from the date of acquisition.

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

Note 9—Commitments and Contingencies

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

Years Ending December 31,
2010	$824
2011	638
2012	514
2013	511
2014	491
2015 and thereafter	1,962

$4,940

        Rent expense amounted to $1,436, $1,145 and $1,046 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes

        United States and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$2,579	$2,734	$14,512
Foreign	16,636	13,935	400

Income before income taxes	$19,215	$16,669	$14,912

Current:
Federal	$999	$1,012	$1,305
State	1,268	143	2
Foreign	6,567	4,608	2,329

Total current	8,834	5,763	3,636

Deferred:
Federal	(48)	1,801	1,476
State	(26)	(633)	416
Foreign	(235)	227	(218)

Total deferred	(309)	1,395	1,674

Provision for income taxes	$8,525	$7,158	$5,310

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Accrued revenues	$1,384	$950
Net operating loss carryforwards	6,121	8,056
Capital loss carryforwards	537	511
Inventory	196	341
Credit carryforwards	5,344	4,980
Deferred revenue	—	23
Stock-based compensation	3,630	2,568
Accruals, reserves and other	1,930	824
Acquired intangibles	593	437

Total gross deferred tax assets	19,735	18,690
Valuation allowance	(537)	(511)

Total deferred tax assets	19,198	18,179

Deferred tax liabilities:
Depreciation and amortization	1,101	390

Deferred tax assets, net	$18,097	$17,789

Current deferred tax assets	$4,945	$4,644
Non-current deferred tax assets (liabilities), net	13,152	13,145

Deferred tax assets, net	$18,097	$17,789

        Other than the valuation allowance for a capital loss carryforward, there was no valuation allowance for deferred tax assets of $18,097 and $17,789 at December 31, 2009 and 2008, respectively, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

        At December 31, 2009, the Company had approximately $39,254 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $28,272 and $10,982, respectively, and begin to expire in 2027 and 2017, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $4,535. The future income tax benefit, if realized, will be recorded to additional paid-in capital. The Company follows the with-and-without approach for determining when the stock-based compensation deductions are considered realized. At December 31, 2009, the Company had foreign tax credit carryforwards of $3,692, which begin to expire in 2015, and research and development and other credits of $1,652, which begin to expire in 2023.

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

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	3.1	3.3	2.8
Effect of varying foreign rates	(2.0)	(1.0)	10.0
Extraterritorial income exclusion	—	—	(6.6)
Tax exempt interest	(0.7)	(3.7)	(6.4)
Equity based compensation expense	1.6	1.8	2.3
Research and development credits	(1.0)	(0.4)	(2.5)
Unrecognized tax benefits	9.4	6.9	—
Other	(1.0)	1.0	1.0

Effective tax rate	44.4%	42.9%	35.6%

        The Company had not provided for United States income taxes or foreign withholding taxes in its effective tax rate on approximately $29,115 of undistributed earnings from its foreign subsidiaries as of December 31, 2009. The Company intends to reinvest these earnings indefinitely in operations outside of the United States.

        For the tax year ended December 31, 2007, the Company was entitled to a reduced tax rate of 18% on income in China based on achieving "high-tech" status. As a result of changes in Chinese corporate income tax laws effective January 1, 2008, the Company is subject to a corporate income tax rate of 25% for 2008 and 2009. The tax holiday and reduced rate resulted in a reduction to income taxes of $39 for the year ended December 31, 2007.

        Effective January 1, 2007, the Company adopted guidance related to uncertain tax positions. The Company has also applied certain guidance to clarify when a tax position has been settled. Upon adoption of the guidance related to uncertain tax positions, the Company recognized a $547 increase in tax reserves, which was accounted for as a reduction of $547 in the beginning retained earnings.

        Other long-term liabilities at December 31, 2009 and 2008, includes unrecognized tax benefits of $5,578 and $3,477, respectively, for both domestic and foreign issues. The net increase of $2,101 was due primarily for uncertainties relating to the Company's imputed interest on inter-company balances, transfer pricing with its foreign licensing subsidiaries and the California franchise tax sourcing methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Upon the Company's adoption of guidance related to uncertain tax positions during the first quarter of 2007, its liability for uncertain tax positions was $1,392, which was recorded in other long-term liabilities. At December 31, 2009 and 2008, the Company's liability for uncertain tax positions increased to $5,578 and $3,477, respectively, which was recorded in other long-term liabilities. This amount consists of $5,523 and $3,468, respectively, for unrecognized tax benefits and $55 and $9, respectively, for accruals related to the payment of interest. The increase in unrecognized tax benefits during the year ended December 31, 2009 was primarily attributable to uncertain tax positions relating to the Company's imputed interest on inter-company balances, transfer pricing positions taken with respect to the Company's foreign subsidiaries and the California franchise tax sourcing methodology. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. At the end of 2009, there was an immaterial liability for uncertain tax positions for the possible payment of interest and penalties. The Company is under audit by tax authorities. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Accordingly, the Company's provision on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2009, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2007, 2008 and 2009.

Unrecognized Tax Benefits
Balance at January 1, 2007	$1,392
Additions for tax positions of prior years	390
Additions for tax positions of the current year	592
Settlements	(227)

Balance at December 31, 2007	2,147
Additions for tax positions of prior years	1,153
Additions for tax positions of the current year	228
Settlements	(60)

Balance at December 31, 2008	3,468
Additions for tax positions of prior years	1,314
Additions for tax positions of the current year	741

Balance at December 31, 2009	$5,523

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service is examining the Company's 2005 through 2007 federal income tax returns. However, the scope also includes certain prior period carryforwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of these audits by foreign jurisdictions, the Internal Revenue Service and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

Note 11—Discontinued Operations

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

        In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to DTS Digital Cinema for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
	2009		2008		2007
Revenue	$—		$6,214		$21,583
Pre-tax loss	(141	)(1)	(768	)(2)	(41,662	)(4)
Income tax benefit	(53)		(2,624	)(3)	(11,621)

Income (loss) from discontinued operations, net of tax	$(88)		$1,856		$(30,041)

(1)
The loss from discontinued operations resulted primarily from legal fees associated with the Company's efforts to collect certain amounts due and contingent consideration from Beaufort.

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

(4)
Includes charge of $24,653 to reduce the carrying value of the assets held for sale to fair value less costs to sell. For additional information, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

        For the year ended December 31, 2008 and 2007, $287 and $3,191, respectively, of depreciation and amortization was not expensed due to the cessation of such expenses upon DTS Digital Cinema being classified as held for sale.

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

Note 12—Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with GAAP and SEC guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors in the financial statements.

        The Company's stock-based compensation cost and related income tax benefit for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Stock-based compensation cost:
Cost of revenue	$19	$12	$23
Selling, general and administrative	4,831	3,760	2,592
Research and development	800	569	485

Total continuing operations	5,650	4,341	3,100
Discontinued operations	—	314	1,913

Total stock-based compensation cost	$5,650	$4,655	$5,013

Income tax benefit	$2,302	$1,897	$2,043

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

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk free interest rate	1.6%	1.9%	4.7%
Expected lives (years)	3.7	3.8	5.6
Dividend yield	0%	0%	0%
Expected volatility	50%	45%	56%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company's options and represented the period of time that options granted were expected to be outstanding. During 2007, expected volatility was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies, and beginning in 2008, expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

        During 2007, the Company's estimate of certain assumptions for input into the Black-Scholes option pricing model considered certain actuarial calculations. These considerations were determined appropriate for this period due to the Company's limited history as a publicly traded company and its limited relevant historical information to support the expected sale and exercise behavior of its employees who had been granted options. Beginning in 2008 and in conformity with GAAP and SEC guidance, the Company began estimating certain assumptions for input into the Black-Scholes model without certain actuarial calculations. The Company also began to estimate the expected term and volatility assumptions based upon the historical behavior of its employees and its own historical stock price activity, respectively. The Company believes that these changes in accounting estimates provide a better estimate of future option and stock price activity patterns. The impact of these changes in accounting estimates are reductions in the expected term and volatility assumptions for input into the Black-Scholes option pricing model. The Company will continue to review its estimates and assumptions in conformity with GAAP and SEC guidance. Changes in the Company's estimate of the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

assumptions for input into the Black-Scholes option pricing model could result in material increases or decreases in stock-based compensation costs.

        There were 510, 381 and 152 options granted during the year ended December 31, 2009, 2008 and 2007, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2009, 2008 and 2007 was $6.64, $8.26 and $13.08, respectively. Compensation expense for stock options was $2,859, $2,544 and $2,859 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table summarizes information about stock option activity during the year ended December 31, 2009:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	1,684	$18.36
Granted	510	16.92
Exercised	(184)	16.81
Expired or cancelled	(13)	19.44

Options outstanding at December 31, 2009	1,997	$18.13	6.58	$32,105

Options exercisable at December 31, 2009	1,144	$17.59	5.11	$19,022

        The aggregate intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $2,510, $7,038 and $7,654, respectively. As of December 31, 2009, total remaining unearned compensation related to unvested stock options was approximately $4,435, which will be amortized over the weighted-average remaining service period of 1.3 years.

        In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2009, the number of shares reserved under the 2003 Plan was increased by 375 shares.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

  Restricted Stock

        Compensation expense on shares of restricted stock was $2,350, $1,832 and $1,436 for the years ended December 31, 2009, 2008 and 2007. The following table summarizes information about restricted stock activity during the year ended December 31, 2009:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2008	240	$22.99
Granted	140	17.70
Vested	(75)	23.78
Forfeited	(10)	22.38

Unvested stock at December 31, 2009	295	$20.29

        As of December 31, 2009, total remaining unearned compensation related to restricted stock was $3,973, which will be amortized over the weighted-average remaining service period of 1.3 years.

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

	Years Ended December 31,
	2009	2008	2007
Risk free interest rate	1.0%	1.9%	4.5%
Expected lives (years)	1.2	0.7	1.6
Dividend yield	0%	0%	0%
Expected volatility	64%	57%	63%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. During 2007, expected volatility was based on a blend of the historical volatility of the Company's common stock and publicly traded peer companies, and beginning in 2008, expected volatility was based on the historical volatility of the Company's common stock. The reason for this change is consistent with the previous discussion

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

regarding the assumptions used to estimate the fair value of stock options. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        Compensation expense under the ESPP was $441, $278 and $579 for the years ended December 31, 2009, 2008 and 2007, respectively.

  Non-Employee Equity Awards

        The Company grants options to purchase shares of common stock to non-employee consultants. Additionally the terms of the plan allow employees who are terminated, but have continuing service obligations to the Company to continue vesting in their equity awards. The total stock-based compensation cost that has been recognized in the Consolidated Statements of Operations was $0, $1 and $139 for the years ended December 31, 2009, 2008 and 2007, respectively, was recorded to selling, general and administrative expenses, and discontinued operations. Stock-based compensation cost recorded to selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 was $0, $1 and $89, respectively. Stock-based compensation cost recorded to discontinued operations for the years ended December 31, 2009, 2008 and 2007 was $0, $0, and $50, respectively.

Note 13—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, that allow eligible employees to allocate up to 15% of salary through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee's contributions up to 6% of salary. Effective beginning in 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% of salary if certain financial targets are met. For the years ended December 31, 2009, 2008 and 2007, the costs of these matching payments were $206, $224 and $279, respectively.

Note 14—Stock Repurchase Plans

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

        In November 2009, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the fourth quarter of 2009, the Company repurchased 130 shares of common stock under this authorization for an aggregate of $3,890.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock Repurchase Plans (Continued)

        All shares repurchased under these authorizations are accounted for as treasury stock.

Note 15—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, for the years ended December 31, 2009, 2008 and 2007 was as follows:

	For the Years Ended December 31,
	2009	2008	2007
United States	$17,421	$5,160	$4,474

Japan	34,241	31,535	24,426
South Korea	14,414	12,735	14,281
Other international	11,646	10,808	9,892

Total international	60,301	55,078	48,599

Total revenues	$77,722	$60,238	$53,073

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region:

	As of December 31,
	2009	2008
United States	$32,494	$22,461
International	1,391	1,317

Total long-lived tangible assets	$33,885	$23,778

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

        The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2009	2008	2007
Basic net income (loss) per common share:
Numerator:
Income from continuing operations	$10,690	$9,511	$9,602
Income (loss) from discontinued operations	(88)	1,856	(30,041)

Net income (loss)	$10,602	$11,367	$(20,439)

Denominator:
Weighted average common shares outstanding	17,145	17,641	17,745

Continuing operations	$0.62	$0.54	$0.54
Discontinued operations	—	0.10	(1.69)

Basic net income (loss) per common share	$0.62	$0.64	$(1.15)

Diluted net income (loss) per common share:
Numerator:
Income from continuing operations	$10,690	$9,511	$9,602
Income (loss) from discontinued operations	(88)	1,856	(30,041)

Net income (loss)	$10,602	$11,367	$(20,439)

Denominator:
Weighted average shares outstanding	17,145	17,641	17,745
Effect of dilutive securities:
Common stock options	448	442	611
Restricted stock	88	60	51
Common stock warrants	—	—	3
ESPP	8	2	8

Diluted shares outstanding	17,689	18,145	18,418

Continuing operations	$0.60	$0.52	$0.52
Discontinued operations	—	0.11	(1.63)

Diluted net income (loss) per common share	$0.60	$0.63	$(1.11)

        For the years ended December 31, 2009, 2008 and 2007, 631, 528 and 166 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,		June 30,		Sep. 30,	Dec. 31,
2009
Revenues	$17,262		$24,165	(2)	$15,078	$21,217
Gross profit	$16,817		$23,716		$14,630	$20,793
Income from continuing operations	$190		$3,626		$1,969	$4,905
Income (loss) from discontinued operations, net of tax	(3)		4		(24)	(65)

Net loss	$187		$3,630		$1,945	$4,840

Net income per common share:
Basic:
Continuing operations	$0.01		$0.21		$0.11	$0.29
Discontinued operations	—		—		—	(0.01)

Net income	$0.01		$0.21		$0.11	$0.28

Diluted:
Continuing operations	$0.01		$0.21		$0.11	$0.27
Discontinued operations	—		—		—	—

Net income	$0.01		$0.21		$0.11	$0.27

2008
Revenues	$15,210		$12,829		$13,943	$18,256
Gross profit	$14,916		$12,515		$13,621	$18,007
Income from continuing operations	$3,251		$1,374		$2,009	$2,877
Income (loss) from discontinued operations, net of tax	(1,934	)(1)	3,639	(3)	17	134

Net loss	$1,317		$5,013		$2,026	$3,011

Net income (loss) per common share:
Basic:
Continuing operations	$0.19		$0.08		$0.11	$0.17
Discontinued operations	(0.11)		0.20		—	—

Net income	$0.08		$0.28		$0.11	$0.17

Diluted:
Continuing operations	$0.18		$0.07		$0.11	$0.16
Discontinued operations	(0.11)		0.20		—	0.01

Net income	$0.07		$0.27		$0.11	$0.17

(1)
Includes a $4,963 pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited) (Continued)

(2)
Includes $12,959 of royalty recoveries from intellectual property compliance and enforcement activities.

(3)
Includes a pre-tax loss of $2,099 for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2009	$64	$170	$5	$229
2008	81	15	32	64
2007	48	75	42	81

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as stated in their report which appears herein in Item 8.

Changes in Internal Control Over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2010 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2009 (the "Proxy Statement") is incorporated herein by reference.

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
3.1	Restated Bylaws(4)
3.2	Restated Certificate of Incorporation, as amended by Certificate of Amendment dated May 20, 2005(5)
4.1	Specimen Common Stock Certificate(6)
4.2	Registration Rights Agreement, dated as of January 3, 2005 by and among the Registrant and John Lowry, as Stockholder Representative(1)
10.1	1997 Stock Option Plan(7)*
10.2	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(7)*
10.3	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(7)*
10.4	2002 Stock Option Plan(7)*
10.5	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(7)*
10.6	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(7)*
10.7	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008 and February 19, 2009(8)*
10.8	Form of Grant of Stock Option under 2003 Equity Incentive Plan(6)*
10.9	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(6)*

Exhibit Number	Description
10.10	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(6)*
10.11	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)(9)*
10.12	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)(9)*
10.13	2003 Employee Stock Purchase Plan(6)*
10.14	2003 Foreign Subsidiary Employee Stock Purchase Plan(6)*
10.15	Description of acceleration of vesting of certain unvested stock options(10)*
10.16	Employment Agreement by and between the Registrant and Jon Kirchner, dated September 30, 2002(7)*
10.17	Amendment to Employment Agreement by and between the Registrant and Jon Kirchner, effective as of December 17, 2008(8)*
10.18	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(7)*
10.19	Second Amendment to Service Agreement between the Registrant and William Paul Smith, dated June 3, 2005(5)*
10.20	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(5)*
10.21	Amendment to Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of December 17, 2008(8)*
10.22	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(5)*
10.23	Amendment to Employment Agreement by and between the Registrant and Blake Welcher, effective as of December 17, 2008(8)*
10.24	Employment Agreement by and between the Registrant and Brian Towne, effective as of May 20, 2005(5)*
10.25	Amendment to Employment Agreement by and between the Registrant and Brian Towne, effective as of December 17, 2008(8)*
10.26	Employment Agreement by and between the Registrant and Brian Towne, executed May 8, 2009, effective as of April 14, 2009(11)*
10.27	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(5)*
10.28	Amendment to Employment Agreement by and between the Registrant and Patrick Watson, effective as of December 17, 2008(8)*
10.29	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006(12)*
10.30	Amendment to Employment Agreement by and between the Registrant and Sharon Faltemier, effective as of December 17, 2008(8)*

Exhibit Number	Description
10.31	Employment Agreement by and between the Registrant and Daniel E. Slusser, executed as of January 22, 2008, effective May 31, 2007(13)*
10.32	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of December 17, 2008(8)*
10.33	Employment Agreement by and between the Registrant and Daniel E. Slusser, executed March 23, 2009, effective as of January 1, 2009(11)*
10.34	Form of Indemnification Agreement between the Registrant and its directors(7)
10.35	Form of Indemnification Agreement between the Registrant and its officers(7)
10.36	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(14)
10.37	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005(15)
10.38	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective June 12, 2006(12)
10.39	Purchase and Sale Agreement, dated August 28, 2008, and First Amendment to Purchase and Sale Agreement, dated October 13, 2008, between DTS, Inc. and Countrywide Home Loans, Inc.(16)
10.40	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of February 9, 2010*
21.1	List of all subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡

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

(7)
Incorporated by reference to the Registrant's Form S-1 Registration Statement on April 25, 2003 (SEC file number 333-104761-03665001).

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009 (SEC file number 000-50335-09662980).

(9)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006 (SEC file number 000-50335-061017963).

(10)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005 (SEC file number 000-50335-051222387).

(11)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC file number 000-50335-09815716).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file number 000-50335-07700129).

(13)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008 (SEC file number 000-50335-08546816).

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC file number 000-50335-04975317).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (SEC file number 000-50335-06691413).

(16)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2008 (SEC file number 000-50335-081176147).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2010.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 3, 2010
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 3, 2010
/s/ JOERG D. AGIN Joerg D. Agin	Director	March 3, 2010
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 3, 2010
/s/ C. ANN BUSBY C. Ann Busby	Director	March 3, 2010
Bradford D. Duea	Director
/s/ JOSEPH A. FISCHER Joseph A. Fischer	Director	March 3, 2010
/s/ V. SUE MOLINA V. Sue Molina	Director	March 3, 2010
/s/ DANIEL E. SLUSSER Daniel E. Slusser	Director	March 3, 2010
/s/ RONALD N. STONE Ronald N. Stone	Director	March 3, 2010