Form 10-Q
period 2010-03-31
DTS, INC.
filed 2010-05-10
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

         As of April 30, 2010 a total of 17,389,298 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2010	As of December 31, 2009
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,877	$42,222
Short-term investments	46,941	33,129
Accounts receivable, net of allowance for doubtful accounts of $224 and $229 at March 31, 2010 and December 31, 2009, respectively	6,737	5,731
Deferred income taxes	4,926	4,945
Prepaid expenses and other current assets	1,736	1,617
Income taxes receivable, net	2,360	2,613

Total current assets	94,577	90,257
Property and equipment, net	34,490	33,885
Intangible assets, net	6,280	6,565
Goodwill	1,257	1,257
Deferred income taxes	13,579	13,152
Long-term investments	6,044	8,515
Other assets	713	587

Total assets	$156,940	$154,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,040	$826
Accrued expenses	5,138	5,663
Deferred revenue	3,669	43

Total current liabilities	9,847	6,532
Other long-term liabilities	6,184	5,862
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2010 and December 31, 2009; 19,770 and 19,652 shares issued at March 31, 2010 and December 31, 2009, respectively; 17,385 and 17,522 shares outstanding at March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	165,517	161,710
Treasury stock, at cost—2,385 and 2,130 shares at March 31, 2010 and December 31, 2009, respectively	(53,953)	(45,498)
Accumulated other comprehensive income	345	362
Retained earnings	28,998	25,248

Total stockholders' equity	140,909	141,824

Total liabilities and stockholders' equity	$156,940	$154,218

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$21,736	$17,262
Cost of revenue	450	445

Gross profit	21,286	16,817
Operating expenses:
Selling, general and administrative	12,399	12,788
Research and development	2,473	2,183

Total operating expenses	14,872	14,971

Income from operations	6,414	1,846
Interest and other income, net	212	144

Income from continuing operations before income taxes	6,626	1,990
Provision for income taxes	2,706	1,800

Income from continuing operations	3,920	190
Loss from discontinued operations, net of tax	(170)	(3)

Net income	$3,750	$187

Net income per common share:
Basic:
Continuing operations	$0.23	$0.01
Discontinued operations	(0.01)	—

Net income	$0.22	$0.01

Diluted:
Continuing operations	$0.22	$0.01
Discontinued operations	(0.01)	—

Net income	$0.21	$0.01

Weighted average shares used to compute net income per common share:
Basic	17,216	17,067

Diluted	17,950	17,322

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$3,750	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,240	909
Stock-based compensation charges	1,968	1,511
Deferred income taxes	(408)	(697)
Tax benefits (shortfalls) from stock-based awards	524	(98)
Excess tax shortfalls (benefits) from stock-based awards	(521)	100
Other	(17)	104
Changes in operating assets and liabilities:
Accounts receivable	(1,006)	2,296
Prepaid expenses and other assets	(245)	39
Accounts payable, accrued expenses and other liabilities	(77)	925
Deferred revenue	3,626	295
Income taxes receivable	253	71

Net cash provided by operating activities	9,087	5,642

Cash flows from investing activities:
Purchases of held-to-maturity investments	(24,898)	(9,681)
Maturities of held-to-maturity investments	13,307	17,775
Sales of available for sale investments	250	2,950
Cash paid for business acquisition, net	—	(24)
Purchase of property and equipment	(1,356)	(1,164)
Payment for patents and trademarks in process	(116)	(91)

Net cash provided by (used in) investing activities	(12,813)	9,765

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	2,035	—
Repurchase and retirement of common stock for restricted stock award withholdings	(720)	(254)
Excess tax benefits (shortfalls) from stock-based awards	521	(100)
Purchase of treasury stock	(8,455)	—

Net cash used in financing activities	(6,619)	(354)

Net increase in cash and cash equivalents	(10,345)	15,053
Cash and cash equivalents, beginning of period	42,222	25,658

Cash and cash equivalents, end of period	$31,877	$40,711

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at March 31, 2010, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010.

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

  Discontinued Operations

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

Note 2—Significant Accounting Policies

  Revenue Recognition

        Deferred revenues arise primarily from payments for licensing audio technology received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria are met. For additional information regarding the Company's significant accounting policies for revenue recognition, refer to Footnote 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010, "Significant Accounting Policies."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition: Multiple-Deliverable Revenue Arrangements" and ASU 2009-14, "Software: Certain Revenue Arrangements That Include Software Elements." ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition, ASU 2009-13 expands the disclosure requirements for revenue recognition. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-6, "Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements," which requires entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6, with respect to Level 1 and Level 2 guidance, did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the future impact of this new accounting update, with respect to Level 3 guidance, on its consolidated financial statements.

Note 3—Fair Value Measurements

        As of March 31, 2010 and December 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets are the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at March 31, 2010 and December 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of March 31, 2010 and December 31, 2009, the Company owned $2,000 and $2,250, respectively, par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company has the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it has Level 2 inputs within the fair value hierarchy as of March 31, 2010 and December 31, 2009, and par value or cost is a reasonable approximation of fair value.

        Due to the Company's belief that it may take until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2009. As of March 31, 2010, the Company has classified its auction rate security instruments as short-term investments on the consolidated balance sheet.

        Any future fluctuation in fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings.

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Auction Rate Securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2010	$2,000	$—	$2,000	$—
As of December 31, 2009	$2,250	$—	$2,250	$—

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of March 31, 2010	As of December 31, 2009
Land	$6,600	$6,600
Building and improvements	20,823	19,946
Machinery and equipment	2,827	2,647
Office furniture and fixtures	5,580	5,300
Leasehold improvements	1,152	1,156
Software	5,689	5,608

	42,671	41,257
Less: Accumulated depreciation	(8,181)	(7,372)

Property and equipment, net	$34,490	$33,885

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

Note 6—Income Taxes

        For the three months ended March 31, 2010, the Company recorded an income tax provision of $2,706 on pre-tax income from continuing operations of $6,626. This resulted in an effective tax rate of 41% for the quarter. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state tax audits.

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

        Other long-term liabilities at March 31, 2010 and December 31, 2009, include unrecognized tax benefits of $5,877 and $5,578, respectively, for both domestic and foreign issues. The net increase of $299 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiaries and the California franchise tax sourcing methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service is examining the Company's 2005 through 2007 federal income tax returns, including certain prior period carry forwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2010 and 2009, withholding taxes were $1,318 and $1,189, respectively.

Note 7—Comprehensive Income

        At March 31, 2010 and December 31, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended March 31, 2010 and 2009 was $3,733 and $164, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended March 31,
	2010	2009
United States	$1,732	$1,703
International	20,004	15,559

Total revenue	$21,736	$17,262

        The following table sets forth long-lived tangible assets by geographic area:

	As of March 31, 2010	As of December 31, 2009
United States	$33,123	$32,494
International	1,367	1,391

Total long-lived tangible assets	$34,490	$33,885

Note 9—Discontinued Operations

        The following table presents expense and tax information for discontinued operations during the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010		2009
Pre-tax loss	$(275	)(1)	$(3)
Income tax benefit	(105)		—

Loss from discontinued operations, net of tax	$(170)		$(3)

(1)
The loss from discontinued operations resulted primarily from legal fees associated with the Company's efforts to collect certain amounts due and contingent consideration from Datasat Digital Entertainment, Inc., previously known as Beaufort California, Inc. and Beaufort International Group Plc.

Note 10—Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income Per Common Share (Continued)

outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, and the employee stock purchase plan ("ESPP") using the "treasury stock" method.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2010	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$3,920	$190
Loss from discontinued operations	(170)	(3)

Net income	$3,750	$187

Denominator:
Weighted average common shares outstanding	17,216	17,067

Continuing operations	$0.23	$0.01
Discontinued operations	(0.01)	—

Basic net income per common share	$0.22	$0.01

Diluted net income per common share:
Numerator:
Income from continuing operations	$3,920	$190
Loss from discontinued operations	(170)	(3)

Net income	$3,750	$187

Denominator:
Weighted average shares outstanding	17,216	17,067
Effect of dilutive securities:
Common stock options	600	202
Restricted stock	114	53
ESPP	20	—

Diluted shares outstanding	17,950	17,322

Continuing operations	$0.22	$0.01
Discontinued operations	(0.01)	—

Diluted net income per common share	$0.21	$0.01

        For the three months ended March 31, 2010 and 2009, 247 and 1,777 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Common Stock Repurchases

        In November 2009, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the first quarter of 2010, the Company repurchased 255 shares of common stock under this authorization for an aggregate of $8,455.

        All shares repurchased under this authorization are accounted for as treasury stock.

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

Overview

        We are a leading provider of high quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our core DTS digital multi-channel audio technology enables the delivery and playback of compelling surround sound and is currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players, home theater systems and mobile handsets. In addition, we provide products and services to studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 26% for the three months ended March 31, 2010, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets increased 77% for the three months ended March 31, 2010, compared to the same prior year period.

  •
  Royalties from newer markets, including televisions and digital media players, comprised over 10% and less than 5% of total revenue for the three months ended March 31, 2010 and 2009, respectively.

  •
  Income from operations increased to 30% of revenues for the three months ended March 31, 2010, compared to 11% for the same prior year period. This increase results largely from professional fees associated with the Zoran litigation matters in the prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, online networked devices, broadcast, video game console and mobile handset markets as well. We have seen the acceleration of the market for high definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and content availability increases, and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3-D content.

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of digital media player, network-connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products.

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. During the transition period, we expect that both optical media and on-line entertainment formats will continue to thrive.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 3, 2010.

Results of Continuing Operations

  Revenues

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended March 31,	$21,736	$17,262	$4,474	26%

        The increase in revenues for the three months ended March 31, 2010, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties. Blu-ray related royalties comprised over 30% and 20% of total revenue for the three months ended March 31, 2010 and 2009, respectively. In dollar terms, these royalties were up 77% for the three months ended March 31, 2010, compared to the same prior year period. We have also recently begun to experience growth in royalties from newer markets, including televisions and digital media players, as a result of growing consumer interest in on-line content. Royalties from newer markets comprised over 10% and less than 5% of total revenue for the three months ended March 31, 2010 and 2009, respectively. Royalties from the car market has also increased for the three months ended March 31, 2010, compared to the same prior year period. Partially offsetting these increases are declines in DVD related royalties. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format.

  Gross Profit

	2010	%	2009	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended March 31,	$21,286	98%	$16,817	97%	1%

        Consolidated gross profit percentage for the three months ended March 31, 2010, compared to the same prior year period, increased as a result of an increase in revenues.

        We expect consolidated gross margins in the 97% to 98% range for 2010.

  Selling, General and Administrative ("SG&A")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended March 31,	$12,399	$12,788	$(389)	(3)%
% of Revenue	57%	74%

        The decrease for the three months ended March 31, 2010, compared to the same prior year period, was primarily due to a $2.6 million decrease in professional fees. This decrease results largely from the fees associated with the Zoran litigation matters in the prior year period. Partially offsetting this decrease was a $1.6 million increase in employee related costs and a $0.5 million increase in advertising expenses. The increase in employee related costs is primarily attributable to expanded operations and stock-based compensation for the three months ended March 31, 2010, compared to the same prior year period. The increase in advertising expenses is primarily attributable to increased tradeshow advertising and related activities.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended March 31,	$2,473	$2,183	$290	13%
% of Revenue	11%	13%

        The dollar increase for the three months ended March 31, 2010, compared to the same prior year period, was primarily due to an increase in employee related costs, including expanded operations and stock-based compensation.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended March 31,	$212	$144	$68	47%

        The increase for the three months ended March 31, 2010, compared to the same prior year period, was due to interest and other income associated with certain royalty recoveries.

        We expect interest and other income for the year to be in the range of $0.8 to $1.0 million, based on the current interest rate environment and current investment balances.

  Income Taxes

	2010	2009
	($ in thousands)
Three months ended March 31,	$2,706	$1,800
Effective tax rate	41%	90%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state audits. Also, in the first quarter of 2009, the Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment has the effect of increasing income tax expense in the quarter by $882. The adjustment has decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

  Results of Discontinued Operations

        The loss from discontinued operations for the three months ended March 31, 2010, resulted primarily from legal fees associated with the Company's efforts to collect certain contingent consideration from the buyer of the cinema business.

        As further relevant information becomes available relating to the contingent consideration or further obligations of ours, if any, additional adjustments and expenses may be recorded through discontinued operations in future periods. As a result of the business sales in 2008, the periods presented are not comparable.

Liquidity and Capital Resources

        At March 31, 2010, we had cash, cash equivalents and short-term investments of $78.8 million, compared to $75.4 million at December 31, 2009.

        Net cash provided by operating activities was $9.1 million and $5.6 million for the three months ended March 31, 2010 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The increase in operating cash flows during the three months ended March 31, 2010, compared to the same prior year period, results largely from increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process and income from operations. Partially offsetting these increases for the three months ended March 31, 2010, compared to the same prior year period, was a decrease in cash flows from accounts receivable due to the timing of collections.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Cash used in investing activities totaled $12.8 million for the three months ended March 31, 2010. Cash provided by investing activities totaled $9.8 million for the three months ended March 31, 2009. Investing activities for the three months ending March 31, 2010 and 2009 were primarily impacted by the net impact of investment purchases, sales and maturities. Also impacting investing activities for the three months ending March 31, 2010 and 2009 were capital expenditures to support our growth.

        Cash used in financing activities totaled $6.6 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, which results primarily from the purchase of treasury stock during the three months ended March 31, 2010 and restricted stock award withholdings during the three months ended March 31, 2010 and 2009. Partially offsetting the cash used in financing activities for the three months ended March 31, 2010, were proceeds from the issuance of common stock under stock-based compensation plans.

  Auction Rate Securities

        As of March 31, 2010, we held approximately $2.0 million in auction rate securities. The auction rate securities held at March 31, 2010 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, we accepted an offer from UBS AG, or UBS, to liquidate our auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of March 31, 2010, we owned $2.0 million par value of these securities. From January 2, 2009 and ending January 4, 2011, we have the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such transaction would be initiated by UBS. Prior to January 4, 2011, we will continue to earn and receive all interest that is payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on our behalf so long as we receive par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing us with short-term liquidity on our auction rate securities portfolio at no additional cost to us. As a result of this arrangement with UBS, we believe par value or cost is a reasonable approximation of fair value.

        Due to our belief that our auction rate security instruments will be liquidated by or before January 2011, we have classified these instruments as short-term investments on the consolidated balance sheet as of March 31, 2010.

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

        We believe that our cash, cash equivalents, short-term investments, and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein, in our Form 10-K filed on March 3, 2010 and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2009, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of March 31, 2010, our total amount of unrecognized tax benefits was $5.9 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2010. Based on current cash, cash equivalents and short-term investment balances and expected operating cash flows, we do not anticipate a lack of liquidity associated with our auction rate security instruments to adversely affect our ability to conduct business, and we believe that we have the ability and intent to hold these securities throughout the estimated recovery period. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash. The estimated average maturity of our investment portfolio is less than one year. As of March 31, 2010, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the three months ended March 31, 2010, we derived approximately 92% of our revenues from continuing operations from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the three months ended March 31, 2010. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $3.5 million for the three months ended March 31, 2010. Based upon the expenses for the three months ended March 31, 2010, a one percentage point change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2010, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        The description of legal matters with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited referred to in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 3, 2010, is incorporated herein by reference.

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

        In the past, we have been a party to litigation related to protection and enforcement of our intellectual property, and we may be a party to additional litigation in the future. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technology in particular ways or at all. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed. In addition, any protracted litigation could divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

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

        Except for Blu-ray enabled products, where our technology is mandatory, we are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

  If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

        We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in growing markets for multi-channel audio, including cars, personal computers, video game consoles, digital media players and mobile handsets will be based on the number, quality, and popularity of the Blu-ray Disc titles, computer software programs, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we do not have contracts that require any of these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, Blu-ray Disc titles, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

  Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers.

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technology have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technology into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technology also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technology is not a mandatory standard could decide to exclude our DTS audio technology from their products altogether.

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

        Our technology has only recently been incorporated into other consumer electronics markets, such as personal computers, video game consoles, portable electronics devices, digital satellite and cable broadcast products, digital media players and mobile handsets. Recently, we have also entered into the "virtual" surround space with the internal development of technology that we have branded DTS Surround Sensation. We do not have experience in this specific segment of the market and it is dominated by existing technologies from companies including Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because the market for digital audio technology is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. For the quarter ended March 31, 2010, approximately 92% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  •
  general economic conditions.

        In addition, the stock market in general, and the Nasdaq Global Select Market and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class- action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended March 31, 2010 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2010 through January 31, 2010	—	—		—	870,000
February 1, 2010 through February 28, 2010	26,336	$26.36		—	870,000
March 1, 2010 through March 31, 2010	255,735	$33.16		255,000	615,000

Total	282,071	$32.53	(2)	255,000	615,000

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

(2)
Represents weighted average price paid per share during the quarter ended March 31, 2010.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on March 3, 2010, effective as of February 26, 2010, by and between Frederick L. Kitson and the Company#
10.2	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009 and February 15, 2010#
10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

DTS, Inc.
Date: May 10, 2010	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 10, 2010	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement, executed on March 3, 2010, effective as of February 26, 2010, by and between Frederick L. Kitson and the Company#
10.2	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009 and February 15, 2010#
10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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