Form 10-Q
period 2010-06-30
DTS, INC.
filed 2010-08-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

         As of July 30, 2010 a total of 17,135,648 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2010	As of December 31, 2009
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30,415	$42,222
Short-term investments	46,145	33,129
Accounts receivable, net of allowance for doubtful accounts of $225 and $229 at June 30, 2010 and December 31, 2009, respectively	5,226	5,731
Deferred income taxes	4,970	4,945
Prepaid expenses and other current assets	2,415	1,617
Income taxes receivable, net	2,687	2,613

Total current assets	91,858	90,257
Property and equipment, net	34,310	33,885
Intangible assets, net	6,965	6,565
Goodwill	1,257	1,257
Deferred income taxes	13,409	13,152
Long-term investments	1,587	8,515
Other assets	775	587

Total assets	$150,161	$154,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$710	$826
Accrued expenses	6,483	5,663
Deferred revenue	2,929	43

Total current liabilities	10,122	6,532
Other long-term liabilities	6,676	5,862
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2010 and December 31, 2009; 19,894 and 19,652 shares issued at June 30, 2010 and December 31, 2009, respectively; 17,088 and 17,522 shares outstanding at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	169,363	161,710
Treasury stock, at cost—2,806 and 2,130 shares at June 30, 2010 and December 31, 2009, respectively	(68,091)	(45,498)
Accumulated other comprehensive income	362	362
Retained earnings	31,727	25,248

Total stockholders' equity	133,363	141,824

Total liabilities and stockholders' equity	$150,161	$154,218

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$17,460	$24,165	$39,196	$41,427
Cost of revenue	460	449	910	894

Gross profit	17,000	23,716	38,286	40,533
Operating expenses:
Selling, general and administrative	11,727	16,067	24,126	28,855
Research and development	2,842	2,380	5,315	4,563

Total operating expenses	14,569	18,447	29,441	33,418

Income from operations	2,431	5,269	8,845	7,115
Interest and other income, net	139	718	351	862

Income from continuing operations before income taxes	2,570	5,987	9,196	7,977
Provision for income taxes	1,014	2,361	3,720	4,161

Income from continuing operations	1,556	3,626	5,476	3,816
Income from discontinued operations, net of tax	1,173	4	1,003	1

Net income	$2,729	$3,630	$6,479	$3,817

Net income per common share:
Basic:
Continuing operations	$0.09	$0.21	$0.32	$0.22
Discontinued operations	0.07	—	0.06	—

Net income	$0.16	$0.21	$0.38	$0.22

Diluted:
Continuing operations	$0.09	$0.21	$0.31	$0.22
Discontinued operations	0.06	—	0.05	—

Net income	$0.15	$0.21	$0.36	$0.22

Weighted average shares used to compute net income per common share:
Basic	17,051	17,123	17,133	17,096

Diluted	17,776	17,683	17,863	17,504

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$6,479	$3,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,463	1,820
Gain on sale of assets from discontinued operations	(2,000)	—
Stock-based compensation charges	3,655	2,909
Deferred income taxes	(282)	(81)
Tax benefits from stock-based awards	613	90
Excess tax benefits from stock-based awards	(555)	(221)
Other	11	146
Changes in operating assets and liabilities:
Accounts receivable	505	1,257
Prepaid expenses and other assets	14	17
Accounts payable, accrued expenses and other liabilities	1,395	5,177
Deferred revenue	2,886	16
Income taxes receivable	(74)	48

Net cash provided by operating activities	15,110	14,995

Cash flows from investing activities:
Purchases of held-to-maturity investments	(29,674)	(25,452)
Maturities of held-to-maturity investments	21,336	24,400
Sales of available for sale investments	2,250	2,950
Proceeds from the sale of assets from discontinued operations	1,000	—
Cash paid for business acquisition, net	—	(27)
Purchase of property and equipment	(1,993)	(5,048)
Purchase of intangible assets	(1,183)	(192)

Net cash used in investing activities	(8,264)	(3,369)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	4,128	959
Repurchase and retirement of common stock for restricted stock award withholdings	(743)	(264)
Excess tax benefits from stock-based awards	555	221
Purchase of treasury stock	(22,593)	—

Net cash provided by (used in) financing activities	(18,653)	916

Net increase (decrease) in cash and cash equivalents	(11,807)	12,542
Cash and cash equivalents, beginning of period	42,222	25,658

Cash and cash equivalents, end of period	$30,415	$38,200

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at June 30, 2010, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010.

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

Note 3—Fair Value Measurements

        As of June 30, 2010, the Company's remaining auction rate securities have all been redeemed at par. As of December 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets are the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at December 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2009, the Company owned $2,250 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company had the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company continued to earn and receive all interest that was payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS has also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

restructurings and other means. In addition, UBS has agreed to provide "no net cost" loans to holders of the illiquid securities that are subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it had Level 2 inputs within the fair value hierarchy as of December 31, 2009, and par value or cost was a reasonable approximation of fair value.

        Due to the Company's belief that it may have taken until January 2011 to liquidate the remaining securities, its auction rate security instruments have been classified as long-term investments on the consolidated balance sheet as of December 31, 2009.

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Auction Rate Securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009	$2,250	$—	$2,250	$—

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of June 30, 2010	As of December 31, 2009
Land	$6,600	$6,600
Building and improvements	21,018	19,946
Machinery and equipment	2,866	2,647
Office furniture and fixtures	5,725	5,300
Leasehold improvements	1,240	1,156
Software	5,871	5,608

	43,320	41,257
Less: Accumulated depreciation	(9,010)	(7,372)

Property and equipment, net	$34,310	$33,885

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

Note 6—Income Taxes

        For the three months ended June 30, 2010, the Company recorded an income tax provision of $1,014 on pre-tax income from continuing operations of $2,570. For the six months ended June 30, 2010, the Company recorded an income tax provision of $3,720 on pre-tax income from continuing operations of $9,196, which resulted in an annualized effective tax rate of 40%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state tax audits.

        Other long-term liabilities at June 30, 2010 and December 31, 2009, include unrecognized tax benefits of $6,332 and $5,578, respectively, for both domestic and foreign issues. The net increase of $754 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiaries and eligibility for the extraterritorial income exclusion. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2010 and 2009, withholding taxes were $989 and $592, respectively. For the six months ended June 30, 2010 and 2009, withholding taxes were $2,307 and $1,781, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Income Taxes (Continued)

        In the first quarter of 2009, the Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $882. The adjustment decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

Note 7—Comprehensive Income

        At June 30, 2010 and December 31, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended June 30, 2010 and 2009 was $2,746 and $3,608, respectively. Comprehensive income for the six months ended June 30, 2010 and 2009 was $6,479 and $3,772, respectively.

Note 8—Operating Segment and Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
United States	$1,807	$11,833	$3,539	$13,536
International	15,653	12,332	35,657	27,891

Total revenue	$17,460	$24,165	$39,196	$41,427

        The following table sets forth long-lived tangible assets by geographic area:

	As of June 30, 2010	As of December 31, 2009
United States	$32,926	$32,494
International	1,384	1,391

Total long-lived tangible assets	$34,310	$33,885

Note 9—Discontinued Operations

        The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated June 22, 2010, with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), providing that the Datasat Parties pay the Company $2,000 and pursuant to which the Datasat Parties are released from the obligation to

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

pay the Company any further consideration associated with the purchase of its digital cinema business on May 9, 2008. The Settlement Agreement requires that an initial payment of $1,000 ("Initial Payment") be paid to the Company on June 25, 2010, and the final payment of $1,000 ("Final Payment") be paid to the Company on July 23, 2010. As of June 30, 2010, the Initial Payment has been received, and the Final Payment has been recorded as a receivable in prepaid and other current assets on the consolidated balance sheet. In July 2010, the Final Payment was received by the Company. For additional information, refer to Part II Item 1, "Legal Proceedings," in this report and Footnote 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010, "Discontinued Operations."

        The following table presents pre-tax income and tax information for discontinued operations during the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Pre-tax income	$1,902	$4	$1,627	$1
Income tax provision	729	—	624	—

Income from discontinued operations, net of tax	$1,173	$4	$1,003	$1

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$1,556	$3,626	$5,476	$3,816
Income from discontinued operations	1,173	4	1,003	1

Net income	$2,729	$3,630	$6,479	$3,817

Denominator:
Weighted average common shares outstanding	17,051	17,123	17,133	17,096

Continuing operations	$0.09	$0.21	$0.32	$0.22
Discontinued operations	0.07	—	0.06	—

Basic net income per common share	$0.16	$0.21	$0.38	$0.22

Diluted net income per common share:
Numerator:
Income from continuing operations	$1,556	$3,626	$5,476	$3,816
Income from discontinued operations	1,173	4	1,003	1

Net income	$2,729	$3,630	$6,479	$3,817

Denominator:
Weighted average shares outstanding	17,051	17,123	17,133	17,096
Effect of dilutive securities:
Common stock options	592	468	596	336
Restricted stock	114	80	114	67
ESPP	19	12	20	5

Diluted shares outstanding	17,776	17,683	17,863	17,504

Continuing operations	$0.09	$0.21	$0.31	$0.22
Discontinued operations	0.06	—	0.05	—

Diluted net income per common share	$0.15	$0.21	$0.36	$0.22

        For the three months ended June 30, 2010 and 2009, 359 and 382 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 303 and 1,076 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Common Stock Repurchases

        In November 2009, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ending June 30, 2010, the Company repurchased 421 shares of common stock under this authorization for an aggregate of $14,138. During the six months ending June 30, 2010, the Company repurchased 676 shares of common stock under this authorization for an aggregate of $22,593.

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

        We derive revenues from licensing our audio technology, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model generally provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

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

Executive Summary

Financial Highlights

  •
  Revenues decreased $6.7 million and $2.2 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods, due primarily to a decrease in royalty recoveries from intellectual property compliance and enforcement activities.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $13.0 million and $13.6 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods. These decreases resulted primarily from the settlement of legal matters with Zoran Corporation during the second quarter of 2009.

  •
  Royalties from Blu-ray product markets increased 129% and 95% for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods.

  •
  Royalties from newer markets, including televisions and digital media players, comprised over 15% of total revenue for the three months ended June 30, 2010, compared to less than 5% for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, these royalties comprised nearly 15% and less than 5% of total revenue, respectively.

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

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of digital media player, network-

connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products.

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

Results of Continuing Operations

  Revenues

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended June 30,	$17,460	$24,165	$(6,705)	(28)%
Six months ended June 30,	$39,196	$41,427	$(2,231)	(5)%

        The decrease in revenues for the three months ended June 30, 2010, compared to the same prior year period, was largely attributable to a $13.0 million decrease in royalty recoveries from intellectual property compliance and enforcement activities. This decrease in royalty recoveries resulted primarily from the settlement of legal matters with Zoran Corporation during the second quarter of 2009. Partially offsetting this decrease was continued growth in Blu-ray related royalties and royalties from newer markets, including televisions and digital media players. Blu-ray related royalties comprised over 25% and less than 10% of total revenue for the three months ended June 30, 2010 and 2009, respectively. In dollar terms, these royalties were up 129% for the three months ended June 30, 2010, compared to the same prior year period. Royalties from newer markets comprised over 15% and less than 5% of total revenue for the three months ended June 30, 2010 and 2009, respectively. The growth in newer markets results from a growing consumer interest in on-line content. Royalties from the car market also increased for the three months ended June 30, 2010, compared to the same prior year period and excluding any impact from the aforementioned royalty recoveries. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the recent turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format.

        The decrease in revenues for the six months ended June 30, 2010, compared to the same prior year period, was largely attributable to a $13.6 million decrease in royalty recoveries from intellectual property compliance and enforcement activities. Partially offsetting this decrease was continued growth in Blu-ray related royalties and royalties from newer markets. Blu-ray related royalties comprised nearly 30% and nearly 15% of total revenue for the six months ended June 30, 2010 and 2009, respectively. In dollar terms, these royalties were up 95% for the six months ended June 30, 2010, compared to the same prior year period. Royalties from newer markets comprised nearly 15% and less than 5% of total revenue for the six months ended June 30, 2010 and 2009, respectively. Royalties from the car market also increased for the six months ended June 30, 2010, compared to the same prior year period and excluding any impact from the aforementioned royalty recoveries.

  Gross Profit

	2010	%	2009	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended June 30,	$17,000	97%	$23,716	98%	(1)%
Six months ended June 30,	$38,286	98%	$40,533	98%	0%

        Consolidated gross profit percentage for the three and six months ended June 30, 2010, compared to the same prior year period, remained fairly consistent.

        We expect consolidated gross margins in the 97% to 98% range for 2010.

  Selling, General and Administrative ("SG&A")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended June 30,	$11,727	$16,067	$(4,340)	(27)%
% of Revenue	67%	66%
Six months ended June 30,	$24,126	$28,855	$(4,729)	(16)%
% of Revenue	62%	70%

        The dollar decrease for the three months ended June 30, 2010, compared to the same prior year period, was primarily due to a $6.2 million decrease in professional fees. This decrease resulted largely from the fees associated with the Zoran litigation matters in the prior year period. Partially offsetting this decrease was a $1.2 million increase in employee related costs, a $0.3 million increase in depreciation for our new corporate headquarters and a $0.2 million increase in travel related costs. The increase in employee related costs was primarily attributable to expanded operations and stock-based compensation for the three months ended June 30, 2010, compared to the same prior year period. The increase in travel related costs was primarily attributable to increased sales support and expanded operations.

        The decrease for the six months ended June 30, 2010, compared to the same prior year period, was primarily due to an $8.8 million decrease in professional fees. This decrease resulted largely from the fees associated with the Zoran litigation matters in the prior year period. Partially offsetting this decrease was a $2.8 million increase in employee related costs, a $0.6 million increase in depreciation for our new corporate headquarters, a $0.5 million increase in advertising expenses and a $0.3 million increase in travel related costs. The increase in employee related costs was primarily attributable to expanded operations and stock-based compensation for the six months ended June 30, 2010, compared to the same prior year period. The increase in advertising expenses was primarily attributable to increased tradeshow advertising and related activities. The increase in travel related costs was primarily attributable to increased sales support and expanded operations.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended June 30,	$2,842	$2,380	$462	19%
% of Revenue	16%	10%
Six months ended June 30,	$5,315	$4,563	$752	16%
% of Revenue	14%	11%

        The increase for the three and six months ended June 30, 2010, compared to the same prior year period, was primarily due to an increase in employee related costs, including expanded operations and stock-based compensation.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended June 30,	$139	$718	$(579)	(81)%
Six months ended June 30,	$351	$862	$(511)	(59)%

        The decrease for the three and six months ended June 30, 2010, compared to the same prior year period, was due to interest and other income associated with certain royalty recoveries and a less favorable interest rate environment for our investment portfolio.

        We expect interest and other income for the year to continue on its current trend, based on the current interest rate environment and current investment balances.

  Income Taxes

	2010	2009
	($ in thousands)
Three months ended June 30,	$1,014	$2,361
Effective tax rate	39%	39%
Six months ended June 30,	$3,720	$4,161
Effective tax rate	40%	52%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state audits. Also, in the first quarter of 2009, the Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $0.9 million. The adjustment decreased income from continuing operations by $0.9 million and net income by $0.9 million. The Company's management determined that the effect on previously filed reports was not material.

  Results of Discontinued Operations

        The income from discontinued operations for the three and six months ended June 30, 2010, resulted primarily from a $2.0 million settlement agreement and release with the buyer of the cinema business. For additional information, refer to Footnote 9 of the consolidated financial statements, "Discontinued Operations."

Liquidity and Capital Resources

        At June 30, 2010, we had cash, cash equivalents and short-term investments of $76.6 million, compared to $75.4 million at December 31, 2009.

        Net cash provided by operating activities was $15.1 million and $15.0 million for the six months ended June 30, 2010 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the six months ended June 30, 2010 and 2009, remained fairly consistent. However, the operating cash flows during the six months ended June 30, 2010, were impacted by increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process and income from operations. The operating cash flows during the six months ended June 30, 2009, were impacted by increases in liabilities for legal expenses related to the aforementioned litigation with Zoran Corporation.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $8.3 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. Investing activities for the six months ending June 30, 2010, were primarily impacted by the net impact of investment purchases, sales and maturities. Investing activities for the six months ending June 30, 2009, were primarily impacted by capital expenditures associated with our new corporate headquarters.

        Net cash used in financing activities totaled $18.7 million for the six months ended June 30, 2010, which results primarily from the purchase of treasury stock during the six months ended June 30, 2010. Partially offsetting the cash used in financing activities for the six months ended June 30, 2010, were proceeds from the issuance of common stock under stock-based compensation plans. Net cash provided by financing activities totaled $0.9 million for the six months ended June 30, 2009, and were largely comprised of proceeds from the issuance of common stock under stock-based compensation plans.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2009, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of June 30, 2010, our total amount of unrecognized tax benefits was $6.3 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2010. The estimated average maturity of our investment portfolio is less than one year. As of June 30, 2010, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the six months ended June 30, 2010, we derived approximately 91% of our revenues from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the six months ended June 30, 2010. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $7.4 million for the six months ended June 30, 2010. Based upon the expenses for the six months ended June 30, 2010, a one percentage point change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2010, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        The description of legal matters with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties") referred to in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 3, 2010, is incorporated herein by reference. In addition, we entered into a Settlement Agreement and Release, dated June 22, 2010, with the Datasat Parties (the "Settlement Agreement"), providing that the Datasat Parties pay us $2.0 million and pursuant to which the Datasat Parties are released from the obligation to pay us any further consideration associated with the purchase of our digital cinema business on May 9, 2008. The Settlement Agreement also contains, among other terms, mutual releases of all claims of the parties in the complaint and amended cross-complaint, and will, upon completion of the settlement payments, result in a request for dismissal of the lawsuit.

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

Risks Related to Our Business

  Our business is highly dependent on the growth in Blu-ray Disc products, and we do not have near-term visibility into the precise timing of this expected growth or how smooth or linear this growth will be. To the extent that consumer adoption of Blu-ray Disc products fails to materialize or does not materialize as quickly or extensively as we expect, or alternative technologies in which we do not participate replace DVD or Blu-ray Disc based products as a dominant medium for consumer video entertainment, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. As the markets for DVD based products mature, we are seeing sales of these products declining and growth in our business shifting to Blu-ray Disc based products. While the release and consumer adoption of Blu-ray Disc players continues to ramp up, potentially slow adoption by consumers of Blu-ray Disc players could adversely affect our business. In addition, if new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Blu-ray Disc products as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2010, approximately 91% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which we believe means that we treat similarly situated licensees similarly. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies to, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could injure our reputation and otherwise materially and adversely affect our business, operating results and prospects.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2010 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2010 through April 30, 2010	—	—		—	615,000
May 1, 2010 through May 31, 2010	372,134	$33.65		350,020	264,980
June 1, 2010 through June 30, 2010	71,312	$33.16		71,312	193,668

Total	443,446	$33.57	(2)	421,332	193,668

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

(2)
Represents weighted average price paid per share during the quarter ended June 30, 2010.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to Employment Agreement by and between the Registrant and Brian D. Towne, executed June 28, 2010#
10.2	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010 and June 3, 2010#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

DTS, Inc.
Date: August 9, 2010	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 9, 2010	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment to Employment Agreement by and between the Registrant and Brian D. Towne, executed June 28, 2010#
10.2	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010 and June 3, 2010#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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