Form 10-Q
period 2010-09-30
DTS, INC.
filed 2010-11-08
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

         As of October 29, 2010 a total of 17,138,270 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,351	$42,222
Short-term investments	50,997	33,129
Accounts receivable, net of allowance for doubtful accounts of $229 at September 30, 2010 and December 31, 2009	6,930	5,731
Deferred income taxes	5,021	4,945
Prepaid expenses and other current assets	1,540	1,617
Income taxes receivable, net	2,863	2,613

Total current assets	100,702	90,257
Property and equipment, net	34,014	33,885
Intangible assets, net	7,758	6,565
Goodwill	1,257	1,257
Deferred income taxes	12,948	13,152
Long-term investments	157	8,515
Other assets	800	587

Total assets	$157,636	$154,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$818	$826
Accrued expenses	7,865	5,663
Deferred revenue	4,038	43

Total current liabilities	12,721	6,532
Other long-term liabilities	7,786	5,862
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2010 and December 31, 2009; 20,110 and 19,652 shares issued at September 30, 2010 and December 31, 2009, respectively; 17,135 and 17,522 shares outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	175,456	161,710
Treasury stock, at cost—2,975 and 2,130 shares at September 30, 2010 and December 31, 2009, respectively	(73,856)	(45,498)
Accumulated other comprehensive income	392	362
Retained earnings	35,135	25,248

Total stockholders' equity	137,129	141,824

Total liabilities and stockholders' equity	$157,636	$154,218

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(Amounts in thousands, except per share amounts)
Revenue	$21,041	$15,078	$60,237	$56,505
Cost of revenue	321	448	1,231	1,342

Gross profit	20,720	14,630	59,006	55,163
Operating expenses:
Selling, general and administrative	12,238	9,589	36,364	38,444
Research and development	2,842	2,072	8,157	6,635

Total operating expenses	15,080	11,661	44,521	45,079

Operating income	5,640	2,969	14,485	10,084
Interest and other income, net	32	251	383	1,113

Income from continuing operations before income taxes	5,672	3,220	14,868	11,197
Provision for income taxes	2,255	1,251	5,975	5,412

Income from continuing operations	3,417	1,969	8,893	5,785
Income (loss) from discontinued operations, net of tax	(9)	(24)	994	(23)

Net income	$3,408	$1,945	$9,887	$5,762

Net income per common share:
Basic:
Continuing operations	$0.20	$0.11	$0.52	$0.34
Discontinued operations	—	—	0.06	—

Net income	$0.20	$0.11	$0.58	$0.34

Diluted:
Continuing operations	$0.19	$0.11	$0.50	$0.33
Discontinued operations	—	—	0.06	—

Net income	$0.19	$0.11	$0.56	$0.33

Weighted average shares used to compute net income per common share:
Basic	16,897	17,181	17,053	17,124

Diluted	17,655	17,786	17,793	17,599

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$9,887	$5,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,659	2,688
Gain on sale of assets from discontinued operations	(2,000)	—
Stock-based compensation charges	5,366	4,247
Deferred income taxes	128	(726)
Tax benefits from stock-based awards	768	89
Excess tax benefits from stock-based awards	(699)	(229)
Other	59	179
Changes in operating assets and liabilities:
Accounts receivable	(1,199)	1,551
Prepaid expenses and other assets	(136)	(37)
Accounts payable, accrued expenses and other liabilities	3,138	485
Deferred revenue	4,835	55
Income taxes receivable	(250)	(280)

Net cash provided by operating activities	23,556	13,784

Cash flows from investing activities:
Purchases of held-to-maturity investments	(42,637)	(31,576)
Maturities of held-to-maturity investments	30,877	35,323
Sales of available for sale investments	2,250	2,950
Proceeds from the sale of assets from discontinued operations	2,000	—
Cash paid for business acquisition, net	—	423
Purchase of property and equipment	(2,574)	(8,686)
Purchase of intangible assets	(2,296)	(266)

Net cash used in investing activities	(12,380)	(1,832)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	8,425	1,009
Repurchase and retirement of common stock for restricted stock award withholdings	(813)	(320)
Excess tax benefits from stock-based awards	699	229
Purchase of treasury stock	(28,358)	—

Net cash provided by (used in) financing activities	(20,047)	918

Net increase (decrease) in cash and cash equivalents	(8,871)	12,870
Cash and cash equivalents, beginning of period	42,222	25,658

Cash and cash equivalents, end of period	$33,351	$38,528

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at September 30, 2010, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010.

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

Note 3—Fair Value Measurements

        During the second quarter of 2010, the Company's remaining auction rate securities have all been redeemed at par. As of December 31, 2009, the Company held certain financial assets that are required to be measured at fair value on a recurring basis. These financial assets are the Company's auction rate security instruments, which are classified as available-for-sale investments. The auction rate securities held at December 31, 2009 are tax-exempt municipal bonds issued by governmental entities located within the United States that are insured and have a AAA rating.

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

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Auction Rate Securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009	$2,250	$—	$2,250	$—

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of September 30, 2010	As of December 31, 2009
Land	$6,600	$6,600
Building and improvements	21,051	19,946
Machinery and equipment	2,671	2,647
Office furniture and fixtures	4,827	5,300
Leasehold improvements	1,476	1,156
Software	5,594	5,608

	42,219	41,257
Less: Accumulated depreciation	(8,205)	(7,372)

Property and equipment, net	$34,014	$33,885

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

Note 6—Income Taxes

        For the three months ended September 30, 2010, the Company recorded an income tax provision of $2,255 on pre-tax income from continuing operations of $5,672. For the nine months ended September 30, 2010, the Company recorded an income tax provision of $5,975 on pre-tax income from continuing operations of $14,868, which resulted in an annualized effective tax rate of 40%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state tax audits, partially offset by the effects of foreign operations, as our tax rate on those operations are generally lower than the U.S. statutory rate.

        Other long-term liabilities at September 30, 2010 and December 31, 2009, include unrecognized tax benefits of $6,590 and $5,578, respectively, for both domestic and foreign issues. The net increase of $1,012 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiaries and eligibility for the extraterritorial income exclusion. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2010 and 2009, withholding taxes were $1,209 and $945, respectively. For the nine months ended September 30, 2010 and 2009, withholding taxes were $3,516 and $2,726, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Income Taxes (Continued)

        In the first quarter of 2009, the Company's management identified and recorded an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $882. The adjustment decreased income from continuing operations by $882 and net income by $882. The Company's management determined that the effect on previously filed reports was not material.

Note 7—Comprehensive Income

        At September 30, 2010 and December 31, 2009, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended September 30, 2010 and 2009 was $3,438 and $1,975, respectively. Comprehensive income for the nine months ended September 30, 2010 and 2009 was $9,917 and $5,747, respectively.

Note 8—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$2,367	$1,353	$5,906	$14,889
International	18,674	13,725	54,331	41,616

Total revenue	$21,041	$15,078	$60,237	$56,505

        The following table sets forth long-lived tangible assets by geographic area:

	As of September 30, 2010	As of December 31, 2009
United States	$32,654	$32,494
International	1,360	1,391

Total long-lived tangible assets	$34,014	$33,885

Note 9—Discontinued Operations

        The Company entered into a Settlement Agreement and Release (the "Settlement Agreement"), dated June 22, 2010, with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), providing that the Datasat Parties pay the Company $2,000 and pursuant to which the Datasat Parties are released from the obligation to pay the Company any further consideration associated with the purchase of its digital cinema business

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Discontinued Operations (Continued)

on May 9, 2008. The Settlement Agreement requires that an initial payment of $1,000 ("Initial Payment") be paid to the Company on June 25, 2010, and the final payment of $1,000 ("Final Payment") be paid to the Company on July 23, 2010. Both of the Initial and Final Payments were received in accordance with the terms of the Settlement Agreement. For additional information, refer to Part II Item 1, "Legal Proceedings," in this report and Footnote 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 3, 2010, "Discontinued Operations."

        The following table presents pre-tax income (loss) and tax information for discontinued operations during the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Pre-tax income (loss)	$(15)	$(24)	$1,612	$(23)
Income tax provision (benefit)	(6)	—	618	—

Income (loss) from discontinued operations, net of tax	$(9)	$(24)	$994	$(23)

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$3,417	$1,969	$8,893	$5,785
Income (loss) from discontinued operations	(9)	(24)	994	(23)

Net income	$3,408	$1,945	$9,887	$5,762

Denominator:
Weighted average common shares outstanding	16,897	17,181	17,053	17,124

Continuing operations	$0.20	$0.11	$0.52	$0.34
Discontinued operations	—	—	0.06	—

Basic net income per common share	$0.20	$0.11	$0.58	$0.34

Diluted net income per common share:
Numerator:
Income from continuing operations	$3,417	$1,969	$8,893	$5,785
Income (loss) from discontinued operations	(9)	(24)	994	(23)

Net income	$3,408	$1,945	$9,887	$5,762

Denominator:
Weighted average shares outstanding	16,897	17,181	17,053	17,124
Effect of dilutive securities:
Common stock options	613	501	602	391
Restricted stock	129	95	119	77
ESPP	16	9	19	7

Diluted shares outstanding	17,655	17,786	17,793	17,599

Continuing operations	$0.19	$0.11	$0.50	$0.33
Discontinued operations	—	—	0.06	—

Diluted net income per common share	$0.19	$0.11	$0.56	$0.33

        For the three months ended September 30, 2010 and 2009, 360 and 307 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, 322 and 817 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Common Stock Repurchases

        In November 2009, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ending September 30, 2010, the Company repurchased 169 shares of common stock under this authorization for an aggregate of $5,765. During the nine months ending June 30, 2010, the Company repurchased 845 shares of common stock under this authorization for an aggregate of $28,358.

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

Executive Summary

Financial Highlights

  •
  Revenues increased $6.0 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, compared to the same prior year periods.

  •
  Revenues for the three and nine months ended September 30, 2010, compared to the same prior year periods, included an $0.8 million increase and a $12.8 million decrease, respectively, in royalties recovered through intellectual property compliance and enforcement activities.

  •
  Royalties from Blu-ray product markets increased 60% and 82% for the three and nine months ended September 30, 2010, respectively, compared to the same prior year periods.

  •
  Royalties from newer markets, which includes televisions and digital media players, comprised nearly 15% of total revenue for the three and nine months ended September 30, 2010, compared to less than 5% for the same prior year periods.

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

        Further, we currently face a challenge regarding our ability to determine the impact of the recent global economic downturn on consumer buying patterns. While we do not have near-term visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

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

Results of Continuing Operations

  Revenues

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended September 30,	$21,041	$15,078	$5,963	40%
Nine months ended September 30,	$60,237	$56,505	$3,732	7%

        Revenues for the three and nine months ended September 30, 2010, compared to the same prior year periods, included an $0.8 million increase and a $12.8 million decrease, respectively, in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        The increase in revenues for the three months ended September 30, 2010, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from newer markets, which includes televisions and digital media players. Blu-ray related royalties comprised nearly 30% and 25% of revenue for the three months ended September 30, 2010 and 2009, respectively. In dollar terms, these royalties were up 60% for the three months ended September 30, 2010, compared to the same prior year period. Royalties from newer markets comprised nearly 15% and less than 5% of revenue for the three months ended September 30, 2010 and 2009, respectively. The growth in newer markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Royalties from the car market also increased for the three months ended September 30, 2010, compared to the same prior year period, due to some improvement in the auto industry and continued expansion of our technology into new car models. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the recent turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the nine months ended September 30, 2010, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from newer markets. Blu-ray related royalties comprised nearly 30% and 25% of revenue for the nine months ended September 30, 2010 and 2009, respectively. In dollar terms, these royalties were up 82% for the nine months ended September 30, 2010, compared to the same prior year period. Royalties from newer markets comprised nearly 15% and less than 5% of revenue for the nine months ended September 30, 2010 and 2009, respectively. Royalties from the car market also increased for the nine months ended September 30, 2010, compared to the same prior year period, due to the reasons mentioned above. The aforementioned decrease in royalty recoveries resulted primarily from the settlement of legal matters with Zoran Corporation during the second quarter of 2009.

  Gross Profit

	2010	%	2009	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended September 30,	$20,720	98%	$14,630	97%	1%
Nine months ended September 30,	$59,006	98%	$55,163	98%	0%

        Consolidated gross profit percentage for the three and nine months ended June 30, 2010, compared to the same prior year period, remained fairly consistent.

        We expect consolidated gross margins in the 97% to 98% range for 2010.

  Selling, General and Administrative ("SG&A")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended September 30,	$12,238	$9,589	$2,649	28%
% of Revenue	58%	64%
Nine months ended September 30,	$36,364	$38,444	$(2,080)	(5)%
% of Revenue	60%	68%

        The dollar increase for the three months ended September 30, 2010, compared to the same prior year period, was primarily due to a $2.0 million increase in employee related costs, including expanded operations and stock-based compensation. Other increases include $0.3 million of depreciation for our new corporate headquarters and $0.2 million of advertising for tradeshow advertising and related activities.

        The decrease for the nine months ended September 30, 2010, compared to the same prior year period, was primarily due to an $8.6 million decrease in professional fees. This decrease resulted largely from the fees associated with the Zoran litigation matters in the prior year period. Partially offsetting this decrease was a $4.8 million increase in employee related costs, a $0.8 million increase in advertising expenses and a $0.8 million increase in depreciation for our new corporate headquarters. The increase in employee related costs was primarily attributable to expanded operations and stock-based compensation, and the increase in advertising expenses was primarily attributable to increased tradeshow advertising and related activities.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended September 30,	$2,842	$2,072	$770	37%
% of Revenue	14%	14%
Nine months ended September 30,	$8,157	$6,635	$1,522	23%
% of Revenue	14%	12%

        The dollar increases for the three and nine months ended September 30, 2010, compared to the same prior year periods, were primarily due to an increase in employee related costs, including expanded operations and stock-based compensation.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2010	2009	$	%
	($ in thousands)
Three months ended September 30,	$32	$251	$(219)	(87)%
Nine months ended September 30,	$383	$1,113	$(730)	(66)%

        The decreases for the three and nine months ended September 30, 2010, compared to the same prior year periods, were due to interest and other income associated with certain royalty recoveries and a less favorable interest rate environment for our investment portfolio.

        We expect interest and other income for the year to continue on its current trend, based on the current interest rate environment and current investment balances.

  Income Taxes

	2010	2009
	($ in thousands)
Three months ended September 30,	$2,255	$1,251
Effective tax rate	40%	39%
Nine months ended September 30,	$5,975	$5,412
Effective tax rate	40%	48%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state audits, partially offset by the effects of foreign operations, as our tax rate on those operations are generally lower than the U.S. statutory rate. Also, in the first quarter of 2009, the

Company's management identified an adjustment in its reserve for unrecognized tax benefits. This adjustment primarily related to imputed interest on inter-company balances for the years 2003 through 2008, that was recorded during the quarter. The adjustment had the effect of increasing income tax expense in the quarter by $0.9 million. The adjustment decreased income from continuing operations by $0.9 million and net income by $0.9 million. The Company's management determined that the effect on previously filed reports was not material.

Results of Discontinued Operations

        The income from discontinued operations for the nine months ended September 30, 2010, resulted primarily from a $2.0 million settlement agreement and release with the buyer of the cinema business. For additional information, refer to Footnote 9 of the consolidated financial statements, "Discontinued Operations."

Liquidity and Capital Resources

        At September 30, 2010, we had cash, cash equivalents and short-term investments of $84.3 million, compared to $75.4 million at December 31, 2009.

        Net cash provided by operating activities was $23.6 million and $13.8 million for the nine months ended September 30, 2010 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows during the nine months ended September 30, 2010, were largely impacted by income from operations, partially offset by certain non-cash items. These cash flows were also impacted by increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process and the timing of payment for certain liabilities. The operating cash flows during the nine months ended September 30, 2009, were largely impacted by income from operations, partially offset by certain non-cash items.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $12.4 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. Investing activities for the nine months ending September 30, 2010, were primarily impacted by investment purchases, net of sales and maturities. Investing activities for the nine months ending September 30, 2009, were primarily impacted by capital expenditures associated with our new corporate headquarters, partially offset by our net investment activity.

        Net cash used in financing activities totaled $20.0 million for the nine months ended September 30, 2010, which results primarily from the purchase of treasury stock, partially offset by the proceeds from the issuance of common stock under stock-based compensation plans. Net cash provided by financing activities totaled $0.9 million for the nine months ended September 30, 2009, and were largely comprised of proceeds from the issuance of common stock under stock-based compensation plans.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2009, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of September 30, 2010, our total amount of unrecognized tax benefits was $6.6 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2010. The estimated average maturity of our investment portfolio is less than one year. As of September 30, 2010, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes.

        During the nine months ended September 30, 2010, we derived approximately 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing, and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 5% of total revenues during the nine months ended September 30, 2010. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $11.4 million for the nine months ended September 30, 2010. Based upon the expenses for the nine months ended September 30, 2010, a one percentage point change in foreign currency rates throughout a one-year period would have an immaterial annual effect on income before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2010, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        The description of legal matters with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties") referred to in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010, is incorporated herein by reference. Pursuant to the Settlement Agreement and Release, dated June 22, 2010 with the Datasat Parties (the "Settlement Agreement"), the Datasat Parties agreed to pay us $2.0 million in exchange for a release from the obligation to pay us any further consideration associated with the purchase of our digital cinema business on May 9, 2008. In July 2010, we received a final payment from the Datasat Parties in satisfaction of the full amount under the Settlement Agreement.

        We are not currently a party to any other material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below include any material changes to and supersede the risk factors previously disclosed in Part I, Item 1A of our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010.

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

        Negative trends in the general economy could cause a downturn in the market for our technology, products and services. The recent financial disruption affecting the global financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. If the recent financial crisis were to continue, it may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including the recent credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending. Any reduction in consumer confidence or disposable income, in general, may negatively affect the demand for consumer electronics products that incorporate our digital audio technology.

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

        Except for Blu-ray products, where our technology is mandatory, we are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technology, trademarks or services. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

  If we are unable to maintain and increase the amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

        We expect to derive a significant percentage of our revenues from the technology, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technology in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technology in growing markets for multi-channel audio, including cars, personal computers, video game consoles, digital media players and mobile handsets will be based on the number, quality, and popularity of the Blu-ray Disc titles, computer software programs, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we generally do not have contracts that require these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, Blu-ray Disc titles, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

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

        Our technology has only recently been incorporated into certain markets, such as personal computers, portable electronics devices, digital satellite and cable broadcast products, digital media players, televisions and mobile handsets. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as companies, such as Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses are unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2010, approximately 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended September 30, 2010 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2010 through July 31, 2010	—	—		—	193,668
August 1, 2010 through August 31, 2010	147,333	$34.10		140,423	53,245
September 1, 2010 through September 30, 2010	28,399	$34.38		28,399	24,846

Total	175,732	$34.14	(2)	168,822	24,846

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

(2)
Represents weighted average price paid per share during the quarter ended September 30, 2010.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

DTS, Inc.
Date: November 8, 2010	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 8, 2010	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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