Form 10-K
period 2010-12-31
DTS, INC.
filed 2011-03-03
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010 was approximately $556,787,461 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Stock Market LLC for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          As of February 25, 2011, 17,337,978 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on or about May 12, 2011.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2010
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

 PART I

Item 1.    Business

Company Overview

        We are a leading provider of high-quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition and is currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience from products subject to physical limitations, such as TVs, PCs and smartphones.

        The quality of our technology offerings, coupled with our reputation for delivering high-quality entertainment experiences to consumers, led the consumer electronics industry to mandate the use of DTS technology in all Blu-ray Disc players. We believe our mandatory position in this standard provides a significant growth driver for us over the next several years. Our goal is to become an essential ingredient in high-quality entertainment experiences by enabling the creation of compelling content and by incorporating our technology into every device that plays back, controls or delivers high-quality digital entertainment.

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

        The significant growth of our consumer technology licensing business, coupled with our mandatory position in the Blu-ray Disc standard, led us to decide in February 2007 to exit our cinema and digital image processing businesses. These businesses were sold in two separate transactions during the second quarter of 2008 and were classified as Assets of Discontinued Operations Held For Sale on our consolidated balance sheets and as Discontinued Operations on our consolidated statements of income for all periods presented. Except as otherwise noted, information herein is presented for the consumer business or continuing operations only.

        On December 31, 2008, we entered into an Asset Purchase Agreement with Neural Audio Corporation, or Neural, and its stockholders providing for the sale to us of substantially all of Neural's assets and certain liabilities. The acquired business expands our branded technology offerings further into the creation, distribution and playback of music, and broadcast programming, for the home A/V, automotive and video game markets.

        We develop, market, license and sell our proprietary technology, copyrights, trademarks and services for the following consumer markets:

  •
  Home theater and consumer electronics devices, such as audio/video receivers, home-theater-in-a-box systems, Blu-ray Disc and DVD players;

  •
  Home media network devices such as digital media players/adapters and network-enabled televisions;

  •
  Game consoles such as Sony's PlayStation 3, or PS3, which has an internal Blu-ray Disc drive;

  •
  Home digital broadcast receivers such as set-top boxes;

  •
  Personal media devices, such as mobile phones, other portable media devices;

  •
  Personal computers, including software applications, PC-based hardware products for home theaters, some of which may use Blu-ray Disc drives;

  •
  Car audio/video devices such as in-car infotainment systems (in dash audio, video and navigation);

  •
  Audio signal processing software solutions for satellite digital audio radio services;

  •
  Professional audio products for encoding and decoding digital multi-channel content in our proprietary format; and

  •
  Audio encoding and enhancement tools for live sports broadcasting in North America.

Industry Background

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

  •
  the transition from standard definition to high-definition content;

  •
  advancements in digital coding;

  •
  new modes of transmission and significant increases in bandwidth;

  •
  large increases in computing power and storage with corresponding reductions in cost;

  •
  growth in broadband speed and subscriber base;

  •
  an increase in the types of devices for content playback with matching reductions in cost; and

  •
  the convergence of features and content into devices to create new ways of consuming digital entertainment content.

        These trends and innovations helped create a technical foundation for the widespread adoption of digital multi-channel audio and high-definition video for many forms of entertainment.

  Proliferation of Home Theater Systems

        Home theater systems generally consist of a display, a Blu-ray Disc or DVD player, a digital multi-channel audio/video receiver with full separation in five discrete channels: left, center, right, left surround, right surround, plus a channel dedicated to low frequency effects known as a subwoofer. Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for digital multi-channel capable home theater systems has been fueled by:

  •
  the digital multi-channel audio experience in movie theaters;

  •
  the widespread availability of Blu-ray Discs and DVD with digital multi-channel soundtracks;

  •
  the rapid expansion and availability of Blu-ray Disc movies and music released with high-definition multi-channel soundtracks;

  •
  the proliferation of high-definition cable and satellite channels with digital multi-channel audio;

  •
  the wide availability of digital multi-channel audio in advanced game consoles;

  •
  the growth of high-definition flat panel displays or televisions;

  •
  the growth of high-definition content streaming services;

  •
  the growth in portable media devices with high-quality content with digital multi-channel audio; and

  •
  declining prices for digital displays, Blu-ray Disc and DVD players, advanced game consoles, high-definition audio/video receivers, and home-theater-in-a-box systems.

  Proliferation of Blu-ray Disc Systems

        Blu-ray Disc players, including set-top-box stand-alone players and game consoles, are a significant driver of our revenues and future growth. Based on information from the Digital Entertainment Group, or DEG, and other data, we estimate that over 75 million Blu-ray devices, including stand-alone players and game consoles, have been sold worldwide since their launch in November 2006. In the U.S. alone,

Blu-ray household penetration has reached 24% in 2010, up from 15% in 2009. According to NPD, a market research company, Blu-ray players set sales records in the U.S. during the 2010 Black Friday weekend period, up more than 50% from the same period in 2009. Almost all Blu-ray players are now network-enabled and a number of models are Wi-Fi embedded and 3D-capable. According to NPD, Profile 2.0 BD Live network compliant Blu-ray players in the United States have grown in volume from 13% of units sold in 2008 to 98% in 2010. In a recent study by Parks Associates, a market research company, one-fifth (20%) of broadband households indicated their Blu-ray player was their means of delivering internet video to the TV. At retail, Blu-ray players are now mainstream and competitively priced for mass market accessibility.

        In comparing Blu-ray to DVD, the build-up is consistent. During the first five years, the Blu-ray adoption curve is consistent with that of DVD, with both reaching 30 million households by year five. In fact, we estimate that worldwide Blu-ray annual unit shipments will eclipse DVD within three years. Aiding in the growth and adoption of Blu-ray is the decreasing cost of Blu-ray movies relative to DVD movies. According to Screen Digest, in 2008, the average price for a Blu-ray and DVD movie was $28 and $14, respectively, and in 2011, the average price for a Blu-ray and DVD movie is $20 and $12, respectively.

        Blu-ray Disc annual sales in the U.S. have now reached $2.3 billion dollars, representing 12% of overall home entertainment sales, an increase of 40% compared to the previous year. Year-end numbers for 2010 show that Blu-ray movie sales grew by 75% with 170 million sold to consumers. There are now more than 3,500 unique Blu-ray titles available in the U.S. market. According to Blu-ray.com, over two thousand of the Blu-ray releases in North America include a DTS-HD Master Audio soundtrack. In fact, according to Nielsen, a market research company, 85% of the top 100 Blu-ray titles sold in 2010 were encoded with DTS-HD Master Audio.

  Emergence of Robust New Markets for High-Quality Branded Entertainment Technologies

        Digital multi-channel sound is further extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video game consoles, mobile phones, portable media devices, digital media players, and various forms of broadcast television products. Content providers in the film, television, music and video game markets have recognized that a substantial market opportunity exists for digital multi-channel audio entertainment content.

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

        Home networks, internet-based content, and digital broadcast products/markets will also represent significant future opportunities for deployment of our technologies and the delivery of high-definition entertainment. Target markets include broadcast hardware, high-definition set-top boxes, televisions, and network-enabled media devices.

        With a regulatory demand for broadcasters to adopt digital distribution around the globe, we see increasing demand for our broadcast technology solutions that allow operators to simultaneously interoperate and distribute audio on multiple media formats. Furthermore, the proliferation of digital media distribution creates new demand for playback enhancement technologies for televisions, PCs, mobile phones and portable media players alike.

  Shift to Network and Cloud-Based Content

        Movie and music content for the last 15 years has been primarily purchased and consumed via optical media, such as Blu-ray, DVD, and CD. Today, these are still the dominant way consumers purchase and watch or listen to their favorite content. With the growth of the internet and home computer usage over the last ten years, a shift to home network and cloud-based content acquisition has occurred, including the recent trend to full movie download and streaming services becoming mainstream.

        Responding to consumer demand, consumer electronics beyond the traditional PC have added networking features to support the shift to cloud-based content. This adoption of network support in mainstream consumer electronics products (Blu-ray players, TVs, game consoles, mobile phones, etc.) has facilitated the consumer demand to be able to use content in multiple formats, on multiple devices, and in multiple locations. This requirement for broad content portability and support opens up many large, new markets to new media formats, such as digital multi-channel audio, that had not been previously supported. The fundamental structure of the content ecosystem has changed to a focus on portability and ease-of-use and this has substantially expanded the demand for digital media format technologies, such as those provided by DTS.

        As part of the home theater evolution, the increase of on-line video content has driven growth in network-enabled devices. Internet-enabled televisions and Blu-ray players bring internet content and services to a variety of consumer electronic devices. Along with numerous high-definition televisions, or HDTV, features, internet-connected TVs will offer consumers a variety of content options at increasingly affordable prices. While reaching nearly 20% today, it is anticipated by 2014 that nearly half of digital displays shipped in 2014 will feature internet connectivity.

DTS Technology Markets, Products and Services

        We provide technology that enables distribution of high-quality sound and audio processing for the following key markets: home AV, automotive, personal computer, broadcast, mobile electronics, professional content and other emerging consumer electronics markets. Importantly, DTS technology was selected by the consumer electronics industry as a mandatory audio format in the Blu-ray Disc optical media format. As a result, DTS decoding technology will be utilized, in at least two-channel form, in any product that incorporates a Blu-ray Disc disc drive. To date, our audio technologies have been embedded in hundreds of millions audio/video devices.

  Key Markets

  •
  Home AV.  The Home AV market includes audio-video receivers, standalone Blu-ray disc and DVD players including PS3, televisions, and other network-connected playback devices such as DMPs, that facilitate the home theater experience. This market represents our largest penetration into the consumer electronics industry, and it continues to present opportunities for continued growth. For example, our 2010 partnership with Samsung is one of many customer partnerships that have entered us into the network-connected television market. This is one example of an area of the Home AV market that presents growth opportunities for our high-quality sound compression and audio processing technologies.

  •
  Automotive.  The automotive market is comprised of in-car infotainment and navigation systems. While this market saw a sharp decrease in overall vehicle sales in 2009, it has recovered quickly, and we are seeing a robust recovery as consumers once again consider purchasing new automobiles with in-car infotainment and navigation systems. As the trend to home and personal network-connected entertainment devices transitions into the automotive market, there is opportunity for us to benefit from the increase in demand beyond disc-based automotive entertainment systems.

  •
  PC.  Consumers are increasingly using PCs as media hubs and demand for Blu-ray Disc drives increase. For example, DTS technology is found in all major Blu-ray disc software. Further, our partnership with Intel brings our multi-channel surround sound and audio processing technologies to PC vendors, such as Onkyo, in the form of a hardware and software combination.

  •
  Broadcast.  The broadcast market is generally comprised of broadcast hardware and set-top boxes, which bring digital and high-definition broadcasts into households. We are actively working with broadcasters, international standards organizations and set-top manufacturers to expand the penetration of our technology into this market in order to meet the increasing demand for high-quality audio delivery. An example is our 2010 announcement of a partnership with France Telecom's Orange to create the first top-tier IPTV operator with a high-definition media platform transmitting audio with DTS audio format technologies.

  •
  Mobile Electronics.  The mobile phone market is the largest single consumer electronics device market in the world, in terms of volume. We are currently focused on the high-value smart-phone sub-segment of the mobile phone market. Also included within this market are other portable electronics, such as portable media players or PMPs and tablets. Our 2010 partnership with Pantech resulted in the introduction of the first smartphone and PMP products with a DTS decoder to the market. Further, audio processing technologies represent an attractive opportunity in this market, as the physical limitations of small-size and speaker location can only be overcome through application of advanced audio solutions.

  •
  Professional Content.  The professional content market consists primarily of motion picture studios, post production houses and authoring facilities that need customer centric service and tools. The availability of DTS formatted content drives consumer demand for the electronics that contain DTS technologies for playback. For example, in North America all major motion picture studios are now using DTS-HD Master Audio Suite, which has resulted in us securing the primary audio tracks in the majority of Blu-ray titles.

The DTS Solutions

        We provide a range of audio technologies focused around the reproduction and enhancement of high-quality audio. The company launched its surround sound format technology for the consumer market in 1996 and has continued to develop technology, providing solutions for Blu-ray, DVD, broadcast, and digital media delivery. In 2008, we expanded our offering by moving into the audio processing market to provide technology and solutions for enhancing audio playback in a wide variety of devices and environments. Today, we have a complete range of audio playback solutions for media and consumer electronics providers, and we continue to expand through on-going research and development, as well as business and technology acquisitions.

  DTS Formats

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, that is designed to capture, store, and reproduce audio signals. There are several technical considerations involved in this process, including the frequency of data sampling, the word length, and the bit rate. These factors affect the quality of audio presentation and are commonly managed through compression techniques.

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

        DTS Digital Surround.    DTS Digital Surround was the first product based on the Coherent Acoustics technology specification and was the first implementation of the core outlined above. As the core of the Coherent Acoustics technology specification, DTS Digital Surround supports up to 5.1 channels of audio at up to 48kHz sampling rate and up to 1.5Mbps bit rate. From a content perspective, DTS Digital Surround is an optional format in the DVD standard. Utilizing the core + extension architecture of Coherent Acoustics, we expanded on the DTS Digital Surround offering to support 6.1 channels which adds a center back channel for added realism for discrete 6.1 surround sound on DVD. We also developed the only extended definition format for DVD that adds higher sampling rates (96 kHz) and greater bit resolution (24 bit) for even better sounding audio, particularly with multi-channel music.

        DTS-HD.    DTS-HD is the latest extension to our DTS format technology and is made up of several format profiles and a transcoder. The main profile is the latest instantiation of the Coherent Acoustics technology specification that provides scalable audio formats with constant and variable bit rates as high as 24.5 Mbps for Blu-ray Disc, higher sampling frequencies up to 192 kHz, greater bit depths, additional channels (7.1 for Blu-ray, many more for other applications), lossless audio capability and is backward compatible with all existing DTS content. The transcoder consists of a DTS encoder which re-encodes audio data to DTS Digital Surround at 1.5 Mbps, ensuring transparent backward compatibility to DTS decoders that have a Sony/Philips Digital Interconnect Format (SPDIF) input. DTS-HD Audio allows various levels of performance based on the capabilities of the home audio equipment used for playback:

        DTS Neural Surround.    DTS Neural Surround technology is an encoder/decoder technology that takes up to 7.1 channels of audio and using advanced techniques, encodes the multi-channel audio to stereo while maintaining the surround queues from the discrete digital multi-channel track. The two channel stereo audio can then be broadcast or carried on other media that is limited to stereo tracks. In the home, the DTS Neural Surround decoder then decodes the signal, up to 7.1 channels, providing a surround sound experience. DTS Neural Surround is widely deployed to enhance legacy stereo content for surround sound distribution for HDTV and is an effective method of surround audio encoding and decoding that seamlessly integrates surround sound in a stereo signal without use of a separate data stream.

  Audio Processing

        Since the discrete multi-channel audio experience and the use of PCs and mobile electronics have changed consumer listening habits and expectations, the consumer electronics marketplace has experienced a growing need for audio processing solutions. This has been magnified by the growth of HDTV, the use of personal computers as complete home entertainment devices, and the proliferation of higher quality portable electronics, including smartphones. We currently offer audio processing solutions that balance loudness levels between diverse multimedia sources, maximize acoustic power beyond the volume limits of products due to small size and speaker location and enhance the quality of compressed audio, improve the input and playback of speech, and connect any audio stream from the PC to a home theater system, and deliver virtual surround sound effects from two speakers or headphones.

  Complete Audio Solution Sets

        As we have developed more audio technologies, we now deliver complete audio solution sets to various markets. DTS Premium Suite and DTS Surround Sensation UltraPC are examples of these complete audio solution sets that are combinations of our audio format and audio processing technologies. The DTS Premium Suite is part of a cooperative marketing agreement with Intel, signed in February of 2009, for the mobile PC platform. Through this arrangement, DTS and Intel bring a compelling set of audio enhancement technologies that improve audio performance while minimizing energy consumption in mobile PCs. For example, we partnered with Onkyo to include DTS Premium Suite and with Fujitsu to include DTS Surround Sensation UltraPC into a wide range of their mobile and all-in-one PCs.

        The following table summarizes how each of our proprietary technologies and products relate to the various consumer markets that we serve.

Research and Development

        As demonstrated by our portfolio of industry-recognized, advanced technologies, we are centered on strong research and development abilities. We were founded with key research and development that solved customer problems with high-quality and differentiated solutions, and we continue to develop new technologies with that same goal in mind.

        As the company has grown, new technologies have not only been developed internally, but also acquired from outside sources. Acquired technologies, and the talent and knowledge that created it, are key elements of our research and development base and will continue to be a source of new ideas going forward.

        We have a group of 63 engineers and scientists, including 14 PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into our existing and emerging products. We carry out research and development activities at our corporate headquarters in Calabasas, California and at our facilities in Bangor, Northern Ireland, Kirkland, Washington, Scotts Valley, California and, recently, in Singapore.

        Our research and development expenses totaled approximately $12.1 million during 2010, $9.1 million during 2009 and $6.9 million during 2008. We expect that we will continue to commit significant resources to applications engineering efforts, particularly in support of our expansion across a wide variety of digital audio content and playback devices, and to research and development in the future.

Intellectual Property

        We have developed and maintain a sizeable library of copyrighted software and other technical materials, both printed and digitized, as well as numerous trade secrets. We also have many individual patent families resulting in hundreds of individual patents and patent applications throughout the world.

        As a provider of high-quality branded entertainment technologies to markets worldwide, we believe it is extremely important to protect our technology through the use of copyrights, trademarks, patents, and trade secrets in many countries. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial markets of the world.

        Our audio technologies are embodied in the form of proprietary software to which we retain the copyrights. Accordingly, copyrights are an important component of our intellectual property.

        Our trademarks consist of many individual word marks, logos, and slogans registered and in use throughout the world. The marks cover our various products, technology, improvements, and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and, generally, are required to be used on licensed products to identify the technology in the device, to provide greater consumer awareness and to advance the sales of the licensed products bearing the trademarks. In addition to over one hundred trademark registrations, we also have numerous trademark applications pending worldwide, with additional marks in the pre-application phase.

        It is our general practice to file patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. A number of our patents have expiration dates ranging from 2015 to 2027. The patents that expire sooner primarily cover the process of producing media containing DTS and digital multi-channel audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

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

        Governmental standards are often operated by non-governmental organizations in cooperation with regional regulatory bodies. These organizations adopt standards by validating and publishing industry standards that are appropriate for various regions and technical requirements. The standards of this nature that we participate in include European Technical Standards Institute (ETSI) which is an affiliated European Standards Organization under the European Union, International Electrotechnical Commission (IEC), and the Moving Pictures Expert Group (MPEG) which is a joint working group under the IEC and International Organization of Standards (ISO).

        The majority of standards we actively participate in are produced by industry-related organizations. These bodies adopt standards based on industry evaluations and discussions across effected constituencies finalizing with consensus voting as to the best solution around which to standardize. The industry standards we participate include the Alliance for Telecommunications Industry Solutions (ATIS), American Television Standards Committee (ATSC), Audio Engineering Society (AES), Blu-ray Disc Association (BDA), Consumer Electronics Association (CEA), Digital Entertainment Content Ecosystem (DECE), Digital Living Network Alliance (DLNA), Digital Video Broadcast (DVB), DVD Forum, The Khronos Group, Open IPTV Forum (OIPF), Society of Cable Telecommunications Engineers (SCTE), and Society for Motion Picture and Television Engineers (SMPTE).

        Some standards bodies are now considering "open standards" that require all technologies included in the standard are based upon non-proprietary and intellectual-property "free" technology platforms in which no company maintains ownership over the dominant technologies. We are actively engaging these bodies to determine how we may participate and the potential impact on our business model and future go to market strategies.

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

        A core part of our business strategy is to continue to enhance and build the strength of the DTS brand by encouraging the use of our trademarks throughout the entertainment industry so that professionals and consumers alike will know that they are delivering and enjoying a high-quality entertainment experience.

        We believe the strong adoption of DTS as a preferred audio format for Blu-ray and our continued technology innovation will continue to proliferate the DTS brand into expanding categories of consumer electronics and in turn grow the positive consumer affiliation with the DTS brand. To accelerate this process we work with content partners and consumer manufacturers to provide marketing programs that associate the DTS brand with exciting and engaging entertainment experience with great DTS sound.

        The foundation of our marketing strategy is to build strong affinity for the DTS brand with consumers so that the DTS brand becomes a catalyst in expanding use of our existing technologies in new markets and in commercializing new technologies to existing markets.

Licensing

        We have a licensing team headquartered in Limerick, Ireland that markets our technology directly to large consumer electronics product manufacturers and semiconductor manufacturers. This team also includes customer focused employees located in the United States, China, Hong Kong, Japan, the United Kingdom, South Korea and Taiwan. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers, we can enhance our sales and business development efforts.

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

Customers

  Consumer Electronics Products Manufacturers

        We have licensed our technologies or our trademarks to substantially all of the major consumer electronics product manufacturers for use in hundreds of consumer audio products. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronics products worldwide. Sony and Samsung accounted for 17% and 15%, respectively, of total revenues for the year ended December 31, 2010.

  Semiconductor Manufacturers

        We have licensed to a substantial number of the major semiconductor manufacturers the right to incorporate our technology in their semiconductors and to sell semiconductors with DTS technology to our hardware manufacturer licensees.

  Content Providers

        We have sold or provided encoding products to many of the leading home video and music content providers and professional audio facilities enabling them to create high-quality DTS-enabled content. To date, thousands of Blu-ray Disc and DVD titles have been produced with DTS digital multi-channel audio tracks.

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

        In addition to Dolby, we also compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Sony Corporation, Technicolor, SRS Labs and various consumer electronics product manufacturers. Many of these competitors have longer operating histories and significantly greater resources or greater name recognition than we do.

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

        We have been successful in penetrating the consumer electronics markets and building and maintaining market share. A substantial portion of Blu-ray Disc titles include DTS soundtracks. Also, many top selling and premier edition DVDs contain digital multi-channel soundtracks in our format, and a substantial majority of consumer electronics products with digital multi-channel capability incorporate our technology, trademarks, or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards, and our industry relationships.

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

Employees

        As of December 31, 2010, we had 228 employees, which includes 63 employees classified on our income statement as research and development and 165 classified as selling, general and administrative. Of the 228 total employees, 150 work in the United States and 78 work in our various international locations, including 40 in Asia and 31 in Europe. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate, and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and information technology and administration organizations.

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

        Protection of our intellectual property is critical to our success. Copyright, trademark, patent, and trade secret laws and confidentiality and other contractual provisions afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We face numerous risks in protecting our intellectual property rights, including the following:

  •
  our competitors may produce competitive products or services that do not unlawfully infringe upon our intellectual property rights;

  •
  the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

  •
  we may be unable to successfully identify or prosecute unauthorized uses of our technology;

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

  •
  we may not be able to practice our trade secrets as a result of patent protection afforded a third-party for such product, technique or process; and

  •
  we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees, consultants, and advisors.

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

        Except for Blu-ray products, where our technology is mandatory, we are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technology into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technology, trademarks or services. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technology or services in the future.

If we are unable to maintain a sufficient amount of entertainment content released with DTS audio soundtracks, demand for the technology, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

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

The online content delivery market could impact our ability to grow.

        Movie and music content for the last 15 years has been primarily purchased and consumed via optical media, such as Blu-ray, DVD, and CD. Today, these are still the dominant way consumers purchase and watch or listen to their favorite content. However, the growth of the internet and home computer usage, and a shift to home network and cloud-based content acquisition has occurred, including the recent trend to full movie download and streaming services becoming mainstream with consumers in various parts of the world.

        The services that provide movie content from the cloud are not generally governed by international or national standards and are thus free to choose any media format(s) in order to deliver their product and/or service. This freedom of choice on the part of the content provider could limit DTS's ability to grow.

Our ability to develop proprietary technology in markets in which "open standards" are adopted may be limited, which could adversely affect our ability to generate revenue.

        Standards-setting bodies may require the use of so-called "open standards," meaning that the technologies necessary to meet those standards are publicly available free of charge and often on an "open source" basis. These standards are a relatively recent and limited occurrence and have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. Examples would include the personal computer, or PC, market, and regions including China. If the concept of "open standards" gains industry momentum in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

Our business is highly dependent on the growth in Blu-ray Disc products, and to the extent that consumer adoption of Blu-ray Disc products fails to materialize, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. As the markets for DVD based products mature, we are seeing sales of these products declining and growth in our business shifting to Blu-ray Disc based products. While the release and consumer adoption of Blu-ray Disc players continues to ramp up, potentially slow adoption by consumers of Blu-ray Disc players, particularly in the PC market, could adversely affect our business. In addition, if new technologies, including direct downloads of content, are developed or deployed that substantially compete with or replace Blu-ray Disc products as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

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

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high-quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2005 to 2007 federal income tax returns, including certain prior period carry forwards, and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in Blu-ray Disc. In the standard for Blu-ray Disc, both DTS and Dolby technologies have been selected as mandatory standards for two-channel output. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

We may be sued by third parties for alleged infringement of their proprietary rights, and we may be subject to litigation proceedings that could harm our business.

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2010, two customers accounted for 17% and 15%, respectively, of revenues from our continuing operations. Although we have agreements with many of our customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We face intense competition. Certain of our competitors have greater resources than we do.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has also achieved mandatory standard status in product categories that we have not, including terrestrial digital television broadcasts in the United States. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

We have a limited operating history in certain new and evolving markets.

        Our technology has only recently been incorporated into certain markets, such as digital media players, televisions, personal computers, digital satellite and cable broadcast products, portable electronics devices and mobile handsets. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as companies, such as Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technology, products, and services and the income potential of these businesses is unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

        Negative trends in the general economy could cause a downturn in the market for our technology, products and services. The recent financial disruption affecting the global financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The recent financial crisis may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the year ended December 31, 2010, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Yen, Euro, CAD, RMB, KRW, HKD, TWD and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the United States. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties, we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely and/or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, and could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language, or XBRL, and the possibility that we would be required to adopt International Financial Reporting Standards, or IFRS. We may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with XBRL and IFRS requirements.

        We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

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

        We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees increase manufacturing to prepare for the holiday buying season. Since recognition of revenues generally lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new products and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, economic downturns, product cycles, or otherwise, could cause us to miss our earnings projections, or could lead to higher than normal variation in short-term earnings, either of which could cause our stock price to decline.

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to manufacturing activities from prior periods and we may incur expenditures related to enforcement activity. These royalty recoveries and expenditures, as applicable, may cause revenues to be higher than expected, or net profit to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

The licensing of patents constitutes a significant source of our revenue. If we do not replace expiring patents with new patents or proprietary technologies, our revenue could decline.

        We hold patents covering much of the technologies that we license to system licensees, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies. Accordingly, to the extent that we do not replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

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

Risks Related to Our Common Stock

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

        In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our Board or initiate actions that are opposed by the then-current Board, and could delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal office is located in Calabasas, California, where we own real property, which includes an approximately 89,000 square foot building. We lease smaller facilities in other locations including the United States, Republic of Ireland, Canada, China, the United Kingdom, Japan, Korea and Taiwan. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

        On June 22, 2010 we entered into a Settlement Agreement and Release (the "Settlement Agreement") with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), relating to a October 12, 2009 complaint that we filed in the Superior Court of the State of California, County of Los Angeles against the Datasat Parties asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment related to the sale of our digital cinema business in May 2008. Pursuant to the Settlement Agreement, the Datasat Parties paid the Company a total of $2.0 million in 2010. There are no further pending matters between the Company and the Datasat Parties.

        We are not currently a party to any other material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the Nasdaq National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low
2009
First Quarter	$24.78	$13.40
Second Quarter	$28.26	$21.66
Third Quarter	$28.45	$24.25
Fourth Quarter	$35.14	$25.44
2010
First Quarter	$36.18	$25.95
Second Quarter	$35.59	$31.03
Third Quarter	$41.49	$31.48
Fourth Quarter	$49.96	$37.37

        As of January 26, 2011 there were approximately 4,100 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2010, we did not issue any securities that were not registered under the Securities Act of 1933.

 STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index for the five fiscal year period ending December 31, 2010, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2005 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 31, 2005	December 30, 2006	December 29, 2007	December 31, 2008	December 31, 2009	December 31, 2010
DTS, Inc.	$100.00	$163.45	$172.77	$123.99	$231.15	$331.42
NASDAQ Market Index	100.00	110.25	121.88	73.10	106.22	125.36
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46

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

        On November 12, 2009, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through November 18, 2010, all shares of common stock under this authorization were repurchased for an aggregate cost of $33.3 million.

        All shares repurchased under these authorizations are accounted for as treasury stock.

        Stock repurchase activity during the quarter ended December 31, 2010 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2010 through October 31, 2010	—		—		—	24,846
November 1, 2010 through November 30, 2010	26,269	(1)	$42.94		24,846	—
December 1, 2010 through December 31, 2010	5,216	(2)	$49.05		—	—

Total	31,485		$43.95	(3)	24,846	—

Notes:

(1)
Consists of shares repurchased in open-market transactions pursuant to an authorization by our Board of Directors that we previously announced. In November 2009, our Board of Directors authorized us to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. Also consists of shares repurchased and effectively retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Consists of shares repurchased and effectively retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(3)
Represents weighted average price paid per share during the quarter ended December 31, 2010.

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

        During the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, we reclassified our balance sheets and statements of income for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations.

        Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results under the heading "Risk Factors" included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2010		2009	2008		2007		2006(5)
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$87,096		$77,722	$60,238		$53,073		$50,039
Cost of revenue	1,583		1,766	1,179		1,276		2,082

Gross profit	85,513		75,956	59,059		51,797		47,957
Operating expenses:
Selling, general and administrative	49,035		48,717	36,794		33,116		29,803
Research and development	12,075		9,087	6,924		6,473		6,861
In-process research and development	—		—	1,090	(2)	—		—
Restructuring costs	—		—	—		—		3,758 (6)

Total operating expenses	61,110		57,804	44,808		39,589		40,422

Operating income	24,403		18,152	14,251		12,208		7,535
Interest and other income, net	418		1,063	2,418		2,704		4,954

Income from continuing operations before income taxes	24,821		19,215	16,669		14,912		12,489
Provision for income taxes	9,781		8,525	7,158		5,310		2,896

Income from continuing operations	15,040		10,690	9,511		9,602		9,593
Income (loss) from discontinued operations, net of tax	1,001	(1)	(88)	1,856	(3)	(30,041	)(4)	(6,569)

Net income (loss)	$16,041		$10,602	$11,367		$(20,439)		$3,024

Net income (loss) per common share:
Basic:
Continuing operations	$0.88		$0.62	$0.54		$0.54		$0.54
Discontinued operations	0.06		—	0.10		(1.69)		(0.37)

Net income (loss)	$0.94		$0.62	$0.64		$(1.15)		$0.17

Diluted:
Continuing operations	$0.84		$0.60	$0.52		$0.52		$0.52
Discontinued operations	0.06		—	0.11		(1.63)		(0.36)

Net income (loss)	$0.90		$0.60	$0.63		$(1.11)		$0.16

Weighted average shares used to compute net income (loss) per common share:
Basic	17,041		17,145	17,641		17,745		17,623

Diluted	17,805		17,689	18,145		18,418		18,401

(1)
Includes proceeds from a settlement and release agreement. For additional information regarding, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

(2)
This write-off of in-process research and development relates to the business acquisition from Neural Audio Corporation. For additional information regarding this business combination, refer to Footnote 8 of our consolidated financial statements, "Business Combination."

(3)
Includes a $4,963 pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. Also, includes a pre-tax loss of $2,099 for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008. For additional information regarding these sales transactions, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

(4)
Includes charge of $19,272, net of $5,381 tax benefit, to reduce the carrying value of the Cinema and Digital Images businesses comprising discontinued operations to fair value, less costs to sell.

(5)
Includes $20, $1,727 and $222 in cost of goods sold, selling, general and administrative and research and development, respectively, due to the adoption of stock-based compensation guidance on January 1, 2006. For additional information regarding stock-based compensation, refer to Footnote 12 of our consolidated financial statements, "Stock-Based Compensation."

(6)
Includes $3,000 and $758 for the early termination of a business agreement and the write-down of DTS Entertainment inventory and other assets, respectively.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$96,131	$75,351	$68,023	$85,402	$108,760
Working capital	95,394	83,725	76,773	100,220	120,510
Total assets	172,295	154,218	137,678	138,217	168,200
Total long-term liabilities	8,596	5,862	3,783	2,716	1,466
Total stockholders' equity	147,568	141,824	125,289	120,812	153,816

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward- looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

Overview

        We are a leading provider of high-quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and is currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players, set-top-boxes or STBs, mobile phones and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience from products subject to physical limitations, such as TVs, PCs and smartphones.

        We derive revenues from licensing our audio technology, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

        Generally, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technology, trademarks, or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

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

Executive Summary

Financial Highlights

  •
  Revenues increased 12% for the year ended December 31, 2010, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $13.6 million for the year ended December 31, 2010, compared to the same prior year period. The decrease in these recoveries related primarily to the settlement of legal matters with Zoran Corporation in 2009.

  •
  Royalties from Blu-ray product markets increased 71% for the year ended December 31, 2010, compared to the same prior year period.

  •
  Royalties from network connected markets, which includes televisions and digital media players, comprised over 10% of total revenue for the year ended December 31, 2010, compared to less than 5% for the same prior year period.

  •
  Gross profit percentage for the year ended December 31, 2010 remained at 98%, compared to the same prior year period.

  •
  Operating income increased to 28% of revenues for the year ended December 31, 2010.

  •
  Diluted earnings per share from continuing operations increased $0.24 to $0.84 for the year ended December 31, 2010, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher-quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, online networked devices, broadcast, video game console and mobile handset markets as well. We have seen the acceleration of the market for high-definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and content availability increases, and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3-D content.

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

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether disk-based or on-line, which creates a substantial opportunity for our technologies to extend into network connected products that may not have an optical drive. During the transition period, we expect that both optical media and on-line entertainment formats will continue to thrive.

        Further, we currently face a challenge regarding our ability to determine the impact of the recent global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates.

        We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  Revenue Recognition.  We recognize revenues in accordance with GAAP, and the guidelines of the SEC. Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

    We must assess the likelihood that we will be able to recover our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets.

    We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, which could have a material impact on our results of operations.

    We have not provided for United States, or U.S., federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

    Other long-term liabilities, at December 31, 2010 and 2009, includes unrecognized tax benefits of $7.3 million and $5.6 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued each year.

Geographic Information

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
U.S.	$9,805	$17,421	$5,160
Japan	41,392	34,241	31,535
South Korea	21,148	14,414	12,735
Other international	14,751	11,646	10,808

Total international	77,291	60,301	55,078

Total revenues	$87,096	$77,722	$60,238

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region (in thousands):

	As of December 31,
	2010	2009	2008
U.S.	$32,207	$32,494	$22,461
International	1,431	1,391	1,317

Total long-lived tangible assets	$33,638	$33,885	$23,778

Results of Operations

Revenues

	Years Ended December 31,			2010 vs. 2009 Change		2009 vs. 2008 Change
	2010	2009	2008	$	%	$	%
	($ in thousands)
Revenues	$87,096	$77,722	$60,238	$9,374	12%	$17,484	29%

        Revenues for the year ended December 31, 2010, compared to the same prior year period, included a $13.6 million decrease in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the year ended December 31, 2009, compared to the same prior year period, included an $11.8 million increase in royalty recoveries. These changes in royalty recoveries related primarily to the settlement of legal matters with Zoran Corporation in 2009. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        The increase in revenues for the year ended December 31, 2010, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network connected markets, which includes televisions and digital media players. Blu-ray related royalties comprised over 30% and 25% of revenue for the years ended December 31, 2010 and 2009, respectively. In dollar terms, these royalties were up 71% for the year ended December 31, 2010, compared to the same prior year period. Royalties from network connected markets comprised over 10% and less than 5% of revenue for the years ended December 31, 2010 and 2009, respectively. The growth in network connected markets results from a growing consumer interest in consumer electronic products that access on-line content. Royalties from the car market also increased for the year ended December 31, 2010, compared to the same prior year period, due to some improvement in the auto industry and continued expansion of our technology into new car models. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the recent turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format.

        The increase in revenues for the year ended December 31, 2009, compared to the same prior year period, was primarily attributable to growth in royalties from the Blu-ray product and broadcast markets. Blu-ray related royalties comprised over 25% and 15% of total revenue for the years ended December 31, 2009 and 2008, respectively. In dollar terms, these royalties were up 57% for the year ended December 31, 2009, compared to the same prior year period. Royalties from broadcast markets comprised over 5% and less than 1% of revenue for the years ended December 31, 2009 and 2008, respectively, primarily as a result of the business that we acquired from Neural Audio Corporation, or Neural, on December 31, 2008. Partially offsetting these increases were declines in DVD related royalties and the car audio market.

Gross Profit

	Years Ended December 31,						Percentage point change in gross profit margin relative to prior year
	2010		2009		2008
							2010 vs. 2009	2009 vs. 2008
	$	%	$	%	$	%
	($ in thousands)
Gross Profit	$85,513	98%	$75,956	98%	$59,059	98%	0%	0%

        Gross profit percentage for the years ended December 31, 2010, 2009 and 2008, remained consistent.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2010	$49,035	56%	$318	1%
2009	$48,717	63%	$11,923	32%
2008	$36,794	61%

        The increase in SG&A expenses for the year ended December 31, 2010, compared to the same prior year period, was minor. However, this increase reflected several partially offsetting activities. The $6.1 million increase in employee related costs resulted primarily from expanded operations resulting from increased headcount as we expand to address a number of new markets and stock-based compensation. The $1.8 million increase in advertising and travel resulted primarily from increased tradeshow and sales activities. The $1.2 million increase in depreciation resulted primarily from our new corporate headquarters, as of November 2009. Partially offsetting these increases was an $8.5 million decrease in professional fees, which resulted largely from the Zoran litigation matters in the prior year period.

        The increase in SG&A expenses for the year ended December 31, 2009, compared to the same prior year period, was primarily due to a $7.3 million increase in professional fees. This increase resulted primarily from legal fees for the settlement of legal matters with Zoran Corporation. Also, employee related costs, including expanded operations and stock-based compensation, increased $2.7 million for the year ended December 31, 2009, compared to the same prior year period. Other increases for the year ended December 31, 2009, compared to the same prior year period, included travel related expenses for increased sales activities and expanding operations, occupancy costs for expanded operations and advertising expenses.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2010	$12,075	14%	$2,988	33%
2009	$9,087	12%	$2,163	31%
2008	$6,924	11%

        The increase in R&D expenses for the year ended December 31, 2010, compared to the same prior year period, was primarily due to a $2.9 million increase in employee related costs resulting from expanded operations and severance costs for certain operations that were identified for wind down.

        The increase in R&D expenses for the year ended December 31, 2009, compared to the same prior year period, was primarily due to a $1.4 million increase in employee related costs, including expanded operations and stock-based compensation. Other increases for the year ended December 31, 2009, compared to the same prior year period, included occupancy costs for expanded operations and amortization associated with intangibles from the business that we acquired from Neural on December 31, 2008.

In-Process Research and Development ("IPR&D")

        There were no IPR&D expenses for the years ended December 31, 2010 and 2009.

        IPR&D of $1.1 million for the year ended December 31, 2008, relates to development projects that had not reached technological feasibility, were of no future alternative use and which were expensed upon consummation of the acquisition of assets used in the conduct of Neural's audio technology business by us and the assumption by us of certain liabilities of Neural. Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by Neural concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPR&D. Key assumptions for IPR&D included a discount rate of 55% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Interest and Other Income, Net

	Years Ended December 31,			2010 vs. 2009 Change		2009 vs. 2008 Change
	2010	2009	2008	$	%	$	%
	($ in thousands)
Interest and other income, net	$418	$1,063	$2,418	$(645)	(61)%	$(1,355)	(56)%

        The decreases in interest and other income, net, for the years ended December 31, 2010 and 2009, compared to the same prior year periods, was primarily due to the decrease in interest income resulting from lower average interest rates and investment balances in 2010 and 2009. Given the uncertainty in the macro-economic environment and our significant cash outflows in 2009, we have been investing in shorter-term investments, which generally earn a lower yield. Also contributing to the decreases for the years ended December 31, 2010 and 2009, compared to the same prior year periods, were the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency.

Income Taxes

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Provision for income taxes	$9,781	$8,525	$7,158
Effective tax rate	39%	44%	43%

        The effective tax rate for 2010 differed from the U.S. statutory rate of 35% primarily due to state income taxes, an increase in the reserve for uncertain tax positions and non-deductible stock-based compensation, partially offset by the effect of different tax rates in foreign jurisdictions and R&D credits.

        The effective tax rate for 2009 differed from the U.S. statutory rate of 35% primarily due to state income taxes, the effect of different tax rates in foreign jurisdictions, imputed interest on inter-company balances and an increase in the reserves for uncertain tax positions, partially offset by tax exempt interest and R&D credits.

        The effective tax rate for 2008 differed from the U.S. statutory rate of 35% primarily due to the effect of different tax rates in foreign jurisdictions and an increase in the reserve for uncertain tax positions, partially offset by tax exempt interest and R&D credits. In determining the income tax provision for continuing operations, the continuing operations were considered a stand-alone entity. The residual amount of tax expense or benefit due to the difference between the income tax provision for the Company as a whole and the income tax provision as calculated for continuing operations was recorded in discontinued operations.

        Our rates have historically differed from statutory rates due to varying foreign tax rates, tax exempt interest, and research and development credits.

Results of Discontinued Operations

	Years Ended December 31,			2010 vs. 2009 Change		2009 vs. 2008 Change
	2010	2009	2008	$	%	$	%
	($ in thousands)
Discontinued operations, net	$1,001	$(88)	$1,856	$1,089	(1,238)%	$(1,944)	(105)%

        Our digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from these sales were $7.5 million and $3.3 million, respectively. The net assets held for sale of these businesses have been eliminated from our balance sheet as of the respective sale dates, and as a result of these transactions and in conjunction with the previous carrying value adjustments, we realized a pre-tax loss of $2.1 million. This pre-tax loss results primarily from settlement and severance obligations of ours and working capital adjustments that were determined subsequent to the closing of the sale of the digital cinema business, in addition to losses from operations during the partial quarterly period from April 1, 2008 through the closing of the sale.

        The loss from discontinued operations for the year ended December 31, 2009, resulted primarily from legal fees associated with our efforts to collect certain contingent consideration from the buyer of the cinema business.

        The income from discontinued operations for the year ended December 31, 2010, resulted primarily from a $2.0 million settlement and release agreement with the buyer of the cinema business. For additional information, refer to Footnote 11 of the consolidated financial statements, "Discontinued Operations."

        As a result of the business sales and carrying value adjustments, the periods presented are not comparable.

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2010, we had cash, cash equivalents, and short-term investments of $96.1 million, compared to $75.4 million at December 31, 2009.

        Net cash provided by operating activities was $39.0 million, $21.9 million and $20.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the year ended December 31, 2010 were largely impacted by income from operations, including certain adjustments for non-cash items. These cash flows were also impacted by increase in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process. Also impacting these cash flows was the timing of payment for certain liabilities, including employee related costs, and an increase in our liabilities for uncertain tax positions. The total operating cash flows for the years ended December 31, 2009 and 2008, remained fairly consistent.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Cash used in investing activities totaled $21.6 million, $5.8 million and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash used in investing activities for the year ended December 31, 2010, were primarily impacted by investment purchases, net of maturities and sales. Further, we are in the process of acquiring certain intangible assets, and a final payment of $1.2 million is due at the in service date for these assets. Cash used in investing activities for the years ended December 31, 2009 and 2008, consisted primarily of capital expenditures associated with the purchase of certain real property and a building located thereon, which has been used as our new corporate headquarters since November 2009.

        For the years ended December 31, 2010 and 2008, cash used in financing activities was $17.9 million and $11.7 million, respectively, and primarily consisted of treasury stock purchases partially offset by proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits. For the year ended December 31, 2009, cash provided by financing activities was $0.4 million, and primarily consisted of proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits, partially offset by treasury stock purchases.

  Repurchases of Common Stock

        In November 2009, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through November 18, 2010, all shares of common stock under this authorization were repurchased for an aggregate cost of $33.3 million.

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

Contractual Obligations and Commitments

        Future payments due under non-cancelable lease obligations and commitments at December 31, 2010 are described below (in thousands):

	2011	2012	2013	2014	2015	2016 and thereafter	Total
Operating leases	$1,099	$795	$752	$462	$226	$1,640	$4,974

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

        As of December 31, 2010, our total amount of unrecognized tax benefits was $7.3 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to the "Recent Accounting Pronouncements" discussion at Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2010. The estimated average maturity of our investment portfolio is less than one year. As of December 31, 2010, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

        During the year ended December 31, 2010, we derived nearly 90% of our revenues from sales outside the U.S., and maintain research, sales, marketing, or business development offices in seven foreign countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during 2010. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $16.5 million in 2010. Based upon these expenses for 2010, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2010, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying consolidated balance sheets of DTS, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DTS, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
DTS, Inc.

        We have audited DTS, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DTS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DTS, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, DTS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DTS, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 3, 2011

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,744	$42,222
Short-term investments	54,387	33,129
Accounts receivable, net of allowance for doubtful accounts of $226 and $229 at December 31, 2010 and 2009, respectively	6,078	5,731
Deferred income taxes	5,551	4,945
Prepaid expenses and other current assets	1,666	1,617
Income taxes receivable, net	2,099	2,613

Total current assets	111,525	90,257
Property and equipment, net	33,638	33,885
Intangible assets, net	7,525	6,565
Goodwill	1,257	1,257
Deferred income taxes	12,192	13,152
Long-term investments	5,313	8,515
Other assets	845	587

Total assets	$172,295	$154,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$774	$826
Accrued expenses	9,659	5,663
Deferred revenue	5,698	43

Total current liabilities	16,131	6,532
Other long-term liabilities	8,596	5,862
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2010 and 2009; 20,325 and 19,652 shares issued at December 31, 2010 and 2009, respectively; 17,325 and 17,522 shares outstanding at December 31, 2010 and 2009, respectively	3	2
Additional paid-in capital	180,708	161,710
Treasury stock, at cost—3,000 and 2,130 at December 31, 2010 and 2009, respectively	(74,923)	(45,498)
Accumulated other comprehensive income	491	362
Retained earnings	41,289	25,248

Total stockholders' equity	147,568	141,824

Total liabilities and stockholders' equity	$172,295	$154,218

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share amounts)
Revenue	$87,096	$77,722	$60,238
Cost of revenue	1,583	1,766	1,179

Gross profit	85,513	75,956	59,059
Operating expenses:
Selling, general and administrative	49,035	48,717	36,794
Research and development	12,075	9,087	6,924
In-process research and development	—	—	1,090

Total operating expenses	61,110	57,804	44,808

Operating income	24,403	18,152	14,251
Interest and other income, net	418	1,063	2,418

Income from continuing operations before income taxes	24,821	19,215	16,669
Provision for income taxes	9,781	8,525	7,158

Income from continuing operations	15,040	10,690	9,511
Income (loss) from discontinued operations, net of tax	1,001	(88)	1,856

Net income	$16,041	$10,602	$11,367

Net income per common share:
Basic:
Continuing operations	$0.88	$0.62	$0.54
Discontinued operations	0.06	—	0.10

Net income	$0.94	$0.62	$0.64

Diluted:
Continuing operations	$0.84	$0.60	$0.52
Discontinued operations	0.06	—	0.11

Net income	$0.90	$0.60	$0.63

Weighted average shares used to compute net income per common share:
Basic	17,041	17,145	17,641

Diluted	17,805	17,689	18,145

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2007	17,669	$2	$140,008	$(22,670)	$193	$3,279	$120,812
Exercise of options and related tax benefit of $206	456	—	7,185	—	—	—	7,185
Issuance of common stock under employee stock purchase plan	37	—	641	—	—	—	641
Restricted stock award grants, net of forfeitures and shares withheld for taxes	128	—	(595)	—	—	—	(595)
Stock-based compensation charge		—	4,655	—	—	—	4,655
Stock repurchases	(1,000)	—	—	(18,938)	—	—	(18,938)
Comprehensive income:
Net income	—	—	—	—	—	11,367	11,367
Other comprehensive income	—	—	—	—	162	—	162

Total comprehensive income	—	—	—	—	—	—	11,529

Balance at December 31, 2008	17,290	2	151,894	(41,608)	355	14,646	125,289
Exercise of options and related tax benefit of $491	184	—	3,578	—	—	—	3,578
Issuance of common stock under employee stock purchase plan	69	—	956	—	—	—	956
Restricted stock award grants, net of forfeitures and shares withheld for taxes	109	—	(368)	—	—	—	(368)
Stock-based compensation charge		—	5,650	—	—	—	5,650
Stock repurchases	(130)	—	—	(3,890)	—	—	(3,890)
Comprehensive income:
Net income	—	—	—	—	—	10,602	10,602
Other comprehensive income	—	—	—	—	7	—	7

Total comprehensive income	—	—	—	—	—	—	10,609

Balance at December 31, 2009	17,522	2	161,710	(45,498)	362	25,248	141,824
Exercise of options and related tax benefit of $628	628	—	11,607	—	—	—	11,607
Issuance of common stock under employee stock purchase plan	82	1	1,198	—	—	—	1,199
Restricted stock award forfeitures and shares withheld for taxes	(39)	—	(1,132)	—	—	—	(1,132)
Restricted stock unit vesting	2	—	—	—	—	—	—
Stock-based compensation charge		—	7,325	—	—	—	7,325
Stock repurchases	(870)	—	—	(29,425)	—	—	(29,425)
Comprehensive income:
Net income	—	—	—	—	—	16,041	16,041
Other comprehensive income	—	—	—	—	129	—	129

Total comprehensive income	—	—	—	—	—	—	16,170

Balance at December 31, 2010	17,325	$3	$180,708	$(74,923)	$491	$41,289	$147,568

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$16,041	$10,602	$11,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,881	3,828	2,672
Adjustment to carrying value of assets held for sale	—	—	(4,963)
Loss (gain) on sale of assets from discontinued operations	(2,000)	—	2,099
Stock-based compensation charges	7,325	5,650	4,655
Deferred income taxes	354	(308)	(429)
In-process research and development	—	—	1,090
Tax benefits from stock-based awards	628	491	206
Excess tax benefits from stock-based awards	(508)	(640)	(204)
Other	163	214	226
Changes in operating assets and liabilities:
Accounts receivable	(347)	2,786	3,950
Prepaid expenses and other assets	(307)	(299)	(684)
Accounts payable, accrued expenses and other liabilities	5,646	(267)	(87)
Deferred revenue	6,615	(15)	479
Income taxes receivable	514	(146)	(332)

Net cash provided by operating activities	39,005	21,896	20,045

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(69,143)	(45,143)	(59,149)
Available for sale	—	—	(12,909)
Maturities of held-to-maturity investments	48,837	49,261	36,050
Sales of available for sale investments	2,250	2,950	37,175
Proceeds from the sale of assets from discontinued operations	2,000	—	8,578
Cash paid for business and technology acquisitions, net	—	(330)	(7,726)
Purchase of property and equipment	(3,172)	(12,173)	(19,969)
Purchase of intangible assets	(2,384)	(322)	(584)

Net cash used in investing activities	(21,612)	(5,757)	(18,534)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	12,178	4,043	7,620
Repurchase of common stock for restricted stock withholdings	(1,132)	(368)	(595)
Excess tax benefits from stock-based awards	508	640	204
Purchase of treasury stock	(29,425)	(3,890)	(18,938)

Net cash provided by (used in) financing activities	(17,871)	425	(11,709)

Net change in cash and cash equivalents of discontinued operations	—	—	333

Net increase (decrease) in cash and cash equivalents	(478)	16,564	(9,865)
Cash and cash equivalents, beginning of the year	42,222	25,658	35,523

Cash and cash equivalents, end of the year	$41,744	$42,222	$25,658

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,903	$2,028	$167

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high-quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. The Company's audio technologies enable the delivery and playback of clear, compelling high-definition audio and is currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players, set-top-boxes, mobile phones and home theater systems. In addition, the Company provides products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content. The Company also provides a suite of audio processing technologies designed to enhance the entertainment experience from products subject to physical limitations, such as TVs, PCs and smartphones.

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

  Discontinued Operations

        During the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, in 2007, the Company reclassified its balance sheets and statements of income for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

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

  Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts, municipal securities and United States ("U.S.") government and agency securities. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

  Investments

        The Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income. Investments in debt securities classified as held-to-maturity, consistent with the Company's intent and ability to hold, are reported at amortized cost. All income generated and realized gains or losses from investments are recorded to interest and other income, net.

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

  Concentration of Business and Credit Risk

        The Company markets its products and services to consumer electronics product manufacturers in the U.S. and internationally. Although the Company is generally subject to the financial well being of the consumer electronics industry, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management's expectations.

        Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2010. Two customers accounted for 15% and 13%, respectively, of revenues for the year ended December 31, 2009. One customer accounted for 19% of revenues for the year ended December 31, 2008. The revenue from the customer accounting for 13% of revenues for the year ended December 31, 2009 is the only activity within this discussion that resulted from a non-recurring intellectual property compliance or enforcement activity. For additional information, see the "Revenue Recognition" significant accounting policy below.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        Four customers accounted for 27%, 17%, 13% and 11%, respectively, of accounts receivable at December 31, 2010. Two customers accounted for 26% and 10%, respectively, of accounts receivable at December 31, 2009.

        The Company deposits its cash and cash equivalents in accounts with major financial institutions worldwide. At times, such deposits may be in excess of insured limits. The Company's investment accounts are with major financial institutions and include investment grade municipal securities and U.S. agency securities. The Company has not incurred any significant losses on its investments.

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

        During 2010 and 2009, the Company did not engage in any business combinations.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2010, 2009 and 2008, withholding taxes were $5,305, $4,029 and $3,491, respectively.

  Research and Development ("R&D") Costs

        The Company conducts its R&D internally and expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead, contract services, consultants and other outside costs. In accordance with GAAP, all R&D costs are expensed as incurred.

  Acquired In-process Research and Development ("IPR&D")

        For business combinations consummated prior to January 1, 2009, the value assigned to acquired IPR&D was determined by identifying specific acquired IPR&D projects that would be continued and for which the fair value is estimable with reasonable reliability. Upon consummation of a business combination, acquired IPR&D is expensed where (i) technological feasibility has not been established at the acquisition date and (ii) there is no alternative future use.

        For additional information, refer to Footnote 8 of the consolidated financial statements, "Business Combination."

        During 2010 and 2009, the Company did not engage in any business combinations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Foreign Currency Translation

        The functional currency of one of the Company's wholly-owned subsidiaries is the currency of the primary economic environment in which it operates. The assets and liabilities of this wholly-owned subsidiary are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The translation adjustments resulting from translating the functional currency into U.S. dollars have been deferred as a component of accumulated other comprehensive income in stockholders' equity.

        The functional currency of the Company's other wholly-owned subsidiaries is the U.S. dollar and accordingly, nonmonetary balance sheet accounts are remeasured with the appropriate historical rates. All other balance sheet accounts are translated at the prevailing rate of exchange at the balance sheet date, while the results of operations are translated at the average exchange rate in effect for the period. The gains and losses resulting from this remeasurement and translation are reflected in the determination of net income.

        To date, annual foreign currency translation adjustments, gains and losses have not been significant.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with GAAP, and comprehensive income, as defined, includes all changes in stockholders' equity during a period from non-owner sources. To date, accumulated comprehensive income is comprised mostly of foreign currency translation.

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $3,678, $2,744 and $2,266 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

  Restricted Stock Withholdings

        The Company issues restricted stock, awards and units, as part of its equity incentive plans. For a majority of the restricted stock granted, the number of shares released on the date the restricted stock vest is net of the statutory withholding requirements that the Company pays to the appropriate taxing

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately and effectively retired.

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The deferred tax provision is the result of changes in the deferred tax assets and liabilities. The Company recognizes interest and penalties related to income taxes in the provision for income taxes.

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

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of December 31,
	2010	2009
Cash and cash equivalents:
Cash	$14,840	$28,424
Money market accounts	17,846	13,293
U.S. government and agency securities	5,553	250
Municipal securities	3,505	255

Total cash and cash equivalents	$41,744	$42,222

Short-term investments:
Held-to-maturity securities:
Certificates of deposit	$2,018	$2,470
Commercial paper	5,648	5,303
U.S. government and agency securities	34,084	15,245
Municipal securities	12,637	10,111

Total short-term investments	$54,387	$33,129

Long-term investments:
Available-for-sale securities:
Municipal securities	$—	$2,250
Held-to-maturity securities:
Certificates of deposit	104	1,248
Commercial paper	—	3,720
U.S. government and agency securities	5,051	—
Municipal securities	158	1,297

Total long-term investments	$5,313	$8,515

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the years ended December 31, 2010, 2009 and 2008.

        Investments in auction rate securities are classified as available-for-sale. For additional information, refer to Footnote 4 of the consolidated financial statements, "Fair Value Measurements."

        The contractual maturities of investments at December 31, 2010 are as follows:

Held-to-maturity securities:
Due within one year	$54,387
Due after one year through five years	5,313

Total investments	$59,700

Note 4—Fair Value Measurements

        During the second quarter of 2010, the Company's remaining auction rate securities were all redeemed at par. As of December 31, 2009, the Company held certain financial assets that were required to be measured at fair value on a recurring basis. These financial assets were the Company's auction rate security instruments, which were classified as available-for-sale investments. The auction rate securities held at December 31, 2009 were tax-exempt municipal bonds issued by governmental entities located within the U.S. that are insured and had a AAA rating.

        On October 24, 2008, the Company accepted an offer from UBS AG ("UBS") to liquidate its auction rate securities held in UBS accounts on February 13, 2008. The terms or rights of the UBS offer were publicly filed in a prospectus, dated October 7, 2008. As of December 31, 2009, the Company owned $2,250 par value of these securities. From January 2, 2009 and ending January 4, 2011, the Company had the right, but not the obligation, to sell, at par, these auction rate securities to UBS, and such a transaction would be initiated by UBS. Prior to January 4, 2011, the Company continued to earn and receive all interest that was payable for these auction rate securities. Furthermore, prior to January 4, 2011, UBS, at its sole discretion, may sell, or otherwise dispose of, and/or enter orders in the auctions process with respect to these securities on the Company's behalf so long as it receives par value for the auction rate securities sold. UBS also agreed to use its best efforts to facilitate issuer redemptions and/or to resolve the liquidity concerns of holders of their auction rate securities through restructurings and other means. In addition, UBS agreed to provide "no net cost" loans to holders of the illiquid securities that were subject to bank repurchase, thereby providing the Company with short-term liquidity on its auction rate securities portfolio at no additional cost. As a result of this arrangement with UBS, the Company believes that it had Level 2 inputs within the fair value hierarchy as of December 31, 2009, and par value or cost was a reasonable approximation of fair value.

        Due to the Company's belief that it may have taken until January 2011 to liquidate the remaining securities, its auction rate security instruments were classified as long-term investments on the consolidated balance sheet as of December 31, 2009.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
Auction Rate Securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2009	$2,250	$—	$2,250	$—

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2010	2009
Land	$6,600	$6,600
Building and improvements(1)	21,057	19,946
Machinery and equipment	2,854	2,647
Office furniture and fixtures	5,045	5,300
Leasehold improvements	1,527	1,156
Software	5,647	5,608

	42,730	41,257
Less: Accumulated depreciation	(9,092)	(7,372)

Property and equipment, net	$33,638	$33,885

(1)
Beginning in November 2009, the Company is using this building as its new corporate headquarters. Also, depreciation expense for this building and related improvements began as of November 2009.

        Depreciation expense was $3,468, $2,281 and $2,042 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Included in cost of revenue were $841, $1,031 and $362 of amortization relating to existing technologies for the years ended December 31, 2010, 2009 and 2008, respectively. Included in operating expenses were $572, $516 and $268 of amortization relating to existing technologies, patents and trademarks for the years ended December 31, 2010, 2009 and 2008, respectively. The following table

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Goodwill and Intangibles (Continued)

summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2010			As of December 31, 2009
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:
Existing technology	6	$6,276	$(3,228)	$3,048	$6,276	$(2,367)	$3,909
Contractual rights(1)	5	2,000	—	2,000	—	—	—
Customer relationships	7	1,050	(300)	750	1,050	(150)	900
Non-compete	3	515	(343)	172	515	(172)	343
Tradename	3	190	(127)	63	190	(63)	127

		$10,031	$(3,998)	$6,033	$8,031	$(2,752)	$5,279
Other intangible assets:
Patents	10	1,836	(684)	1,152	1,502	(557)	945
Trademarks	5	508	(168)	340	469	(128)	341

		2,344	(852)	1,492	1,971	(685)	1,286

Total intangible assets		$12,375	$(4,850)	$7,525	$10,002	$(3,437)	$6,565

(1)
Amortization will begin upon the in service date, which is expected to occur in 2011. A final payment of $1,200 is due at the in service date.

        The Company expects the future amortization of intangible assets held at December 31, 2010 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2011	$1,759
2012	1,552
2013	1,370
2014	1,316
2015	1,300
2016 and thereafter	228

Total	$7,525

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2010	2009
Accrued payroll and related benefits	$7,264	$3,969
Production advance	382	383
Other	2,013	1,311

Total accrued expenses	$9,659	$5,663

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

        On November 30, 2009, the Company and its wholly-owned subsidiaries, DTS Washington LLC and DTS (BVI) Limited, entered into an Earnout Buyout And Escrow Release Agreement (the "Buyout and Release Agreement") with the Seller and its stockholders providing that the Company buyout all contingent consideration obligations for $500, as it was independently concluded by both parties to be in their respective best interests. This $500 payment increased goodwill accordingly. The Buyout and Release Agreement also provided that the cash consideration paid at closing that remained in escrow be remitted to the Seller.

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

Note 9—Commitments and Contingencies

        Office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, are as follows:

Years Ending December 31,
2011	$1,099
2012	795
2013	752
2014	462
2015	226
2016 and thereafter	1,640

$4,974

        Rent expense amounted to $931, $1,436 and $1,145 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Note 10—Income Taxes

        U.S. and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
U.S.	$1,385	$2,579	$2,734
Foreign	23,436	16,636	13,935

Income before income taxes	$24,821	$19,215	$16,669

Current:
Federal	$(152)	$999	$1,012
State	1,753	1,268	143
Foreign	7,825	6,567	4,608

Total current	9,426	8,834	5,763

Deferred:
Federal	1,121	(48)	1,801
State	(251)	(26)	(633)
Foreign	(515)	(235)	227

Total deferred	355	(309)	1,395

Provision for income taxes	$9,781	$8,525	$7,158

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Accrued revenues	$966	$1,384
Net operating loss carryforwards	3,641	6,121
Capital loss carryforwards	536	537
Inventory	22	196
Credit carryforwards	5,599	5,344
Deferred Revenue	385	—
Stock-based compensation	4,147	3,630
Accruals, reserves and other	3,396	1,930
Acquired intangibles	746	593

Total gross deferred tax assets	19,438	19,735
Valuation allowance	(996)	(537)

Total deferred tax assets	18,442	19,198

Deferred tax liabilities:
Depreciation and amortization	699	1,101

Deferred tax assets, net	$17,743	$18,097

Current deferred tax assets	$5,551	$4,945
Non-current deferred tax assets, net	12,192	13,152

Deferred tax assets, net	$17,743	$18,097

        Other than the valuation allowances for a U.S. capital loss carryforward and a foreign net operating loss carryforward, there was no valuation allowance for deferred tax assets, net, of $17,743 and $18,097 at December 31, 2010 and 2009, respectively, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

        At December 31, 2010, the Company had approximately $41,408 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $30,426 and $10,982, respectively, and begin to expire in 2027 and 2017, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $8,230. The future income tax benefit, if realized, will be recorded to additional paid-in capital. The Company follows the with-and-without approach for determining when the stock-based compensation deductions are considered realized. At December 31,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

2010, the Company had foreign tax credit carryforwards of $3,892, which begin to expire in 2015, and R&D and other credits of $1,707, which begin to expire in 2023.

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

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	3.3	3.1	3.3
Effect of varying foreign rates	(4.8)	(2.0)	(1.0)
Tax exempt interest	(0.1)	(0.7)	(3.7)
Equity based compensation expense	2.2	1.6	1.8
Research and development credits	(0.8)	(1.0)	(0.4)
Unrecognized tax benefits	4.8	9.4	6.9
Other	(0.2)	(1.0)	1.0

Effective tax rate	39.4%	44.4%	42.9%

        The Company had not provided for U.S. income taxes or foreign withholding taxes in its effective tax rate on approximately $49,605 of undistributed earnings from its foreign subsidiaries as of December 31, 2010. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S.

        At December 31, 2010 and 2009, the Company's liability for uncertain tax positions increased to $7,271 and $5,578, respectively, which was recorded in other long-term liabilities. This amount consists of $7,205 and $5,523, respectively, for unrecognized tax benefits and $66 and $55, respectively, for accruals related to the payment of interest. The increase in unrecognized tax benefits during the year ended December 31, 2010 was primarily attributable to uncertain tax positions relating to the Company's eligibility for the extraterritorial income exclusion, transfer pricing positions taken with respect to the Company's foreign subsidiaries and the California franchise tax sourcing methodology. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes that it has adequately provided for all tax positions based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. However, due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company's provision on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2010, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2008, 2009 and 2010.

Unrecognized Tax Benefits
Balance at January 1, 2008	$2,147
Additions for tax positions of prior years	1,153
Additions for tax positions of the current year	228
Settlements	(60)

Balance at December 31, 2008	3,468
Additions for tax positions of prior years	1,314
Additions for tax positions of the current year	741

Balance at December 31, 2009	5,523
Additions for tax positions of prior years	335
Additions for tax positions of the current year	1,347

Balance at December 31, 2010	$7,205

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service ("IRS") is examining the Company's 2005 through 2007 federal income tax returns. However, the scope also includes certain prior period carryforwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

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

        The Company entered into a Settlement Agreement and Release (the "Settlement and Release Agreement"), dated June 22, 2010, with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), providing that the Datasat Parties pay the Company $2,000 and pursuant to which the Datasat Parties are released from the obligation to pay the Company any further consideration associated with the purchase of its digital cinema business on May 9, 2008. The Settlement and Release Agreement requires that an initial payment of $1,000 ("Initial Payment") be paid to the Company on June 25, 2010, and the final payment of $1,000 ("Final Payment") be paid to the Company on July 23, 2010. Both of the Initial and Final Payments were received in accordance with the terms of the Settlement and Release Agreement. For additional information, refer to Part I Item 3, "Legal Proceedings," in this report.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations (Continued)

        The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the years ended December 31, 2010, 2009 and 2008.

	For the Years Ended December 31,
	2010		2009		2008
Revenue	$—		$—		$6,214

Pre-tax income (loss)	1,623	(1)	(141	)(2)	(768	)(3)
Income tax provision (benefit)	622		(53)		(2,624	)(4)

Income (loss) from discontinued operations, net of tax	$1,001		$(88)		$1,856

(1)
Includes proceeds from the aforementioned Settlement and Release Agreement.

(2)
The loss from discontinued operations resulted primarily from legal fees associated with the Company's efforts to collect certain amounts due and contingent consideration from Beaufort.

(3)
Includes a pre-tax loss of $2,099 from the sales of the DI and DC businesses. Also includes a carrying value write up of $4,963 to increase the carrying value of the assets held for sale to fair value less costs to sell. For additional information, see the "Adjustment to Carrying Value of Assets Held for Sale" discussion below.

(4)
Includes the correction of prior period errors that the Company determined were not material to the prior or current year financial statements. For additional information, see the "Correction of Error" discussion below.

  Adjustment to Carrying Value of Assets Held for Sale

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

        The Company's stock-based compensation cost and related income tax benefit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Stock-based compensation cost:
Cost of revenue	$10	$19	$12
Selling, general and administrative	5,791	4,831	3,760
Research and development	1,524	800	569

Total continuing operations	7,325	5,650	4,341
Discontinued operations	—	—	314

Total stock-based compensation cost	$7,325	$5,650	$4,655

Income tax benefit	$2,985	$2,302	$1,897

  Various Stock Plans

  Stock Option and Restricted Stock Plans

        In 1997, the Company adopted a stock option plan (the "1997 Plan") for eligible employees, directors and consultants. In 2002, the Company adopted a stock option plan (the "2002 Plan") for management and certain key employees. Options granted under the plans may be incentive stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code ("IRC") of 1986, as amended, and the regulations thereunder, or non-qualified options. Options generally become exercisable over a four-year period and expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071. Options granted prior to 2002 were granted at exercise prices equal to the preferred stock financing prices, which were in excess of the estimated fair value of the underlying common stock.

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

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2010	2009	2008
Risk free interest rate	1.9%	1.6%	1.9%
Expected lives (years)	3.9	3.7	3.8
Dividend yield	0%	0%	0%
Expected volatility	50%	50%	45%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life of the options granted was derived from the historical activity of the Company's options and represented the period of time that options granted were expected to be outstanding. The expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants.

        There were 457, 510 and 381 options granted during the year ended December 31, 2010, 2009 and 2008, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2010, 2009 and 2008 was $11.28, $6.64 and $8.26, respectively. Compensation expense for stock options was $3,498, $2,859 and $2,544 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes information about stock option activity during the year ended December 31, 2010:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,997	$18.13
Granted	457	28.07
Exercised	(628)	17.42
Expired or cancelled	(9)	20.85

Options outstanding at December 31, 2010	1,817	$20.87	6.93	$51,202

Options exercisable at December 31, 2010	911	$18.96	5.47	$27,423

        The aggregate intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $13,689, $2,510 and $7,038, respectively. As of December 31, 2010, total remaining unearned compensation related to unvested stock options was approximately $6,023, which will be amortized over the weighted-average remaining service period of 1.3 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

        In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2010, the number of shares reserved under the 2003 Plan was increased by 695 shares.

  Restricted Stock

        Compensation expense on shares of restricted stock, awards and units, was $3,242, $2,350 and $1,832 for the years ended December 31, 2010, 2009 and 2008. The following table summarizes information about restricted stock activity during the year ended December 31, 2010:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2009	295	$20.29
Granted	149	28.94
Vested	(128)	20.98
Forfeited	(8)	25.44

Unvested stock at December 31, 2010	308	$24.06

        As of December 31, 2010, total remaining unearned compensation related to restricted stock was $4,852, which will be amortized over the weighted-average remaining service period of 1.2 years.

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

	Years Ended December 31,
	2010	2009	2008
Risk free interest rate	0.8%	1.0%	1.9%
Expected lives (years)	1.5	1.2	0.7
Dividend yield	0%	0%	0%
Expected volatility	47%	64%	57%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. The expected volatility was based on the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        Compensation expense under the ESPP was $585, $441 and $278 for the years ended December 31, 2010, 2009 and 2008, respectively.

  Non-Employee Equity Awards

        The Company grants options to purchase shares of common stock to non-employee consultants. Additionally the terms of the plan allow employees who are terminated, but have continuing service obligations to the Company to continue vesting in their equity awards. The total stock-based compensation cost that has been recognized in the consolidated statements of income was $0, $0 and $1 for the years ended December 31, 2010, 2009 and 2008, respectively, and was recorded to selling, general and administrative expenses.

Note 13—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the IRC. Prior to 2010, the Company allowed eligible employees to allocate up to 15% of salary through payroll deductions. Effective beginning in 2010, the Company allows eligible employees to allocate up to 100% of their annual compensation or 20% of their annual compensation, if considered highly compensated under Section 401(k) of the IRC, up to the annual maximum described under Section 401(k) of the IRC through payroll deductions. Substantially all full-time employees on the payroll of the Company are eligible to participate in the plans. Prior to 2004, the Company matched up to 50% of the employee's contributions up to 6% of salary. Effective beginning in 2004, the Company matches 50% of the first 4% of salary contributed to the plan and up to 6% of salary if certain financial targets are met. Effective beginning 2010, the Company adopted a Roth 401(k) option and it matches 100% of the first 4% of salary contributed to the plan and may match up to 6% of salary if certain financial targets are met. For the years ended December 31, 2010, 2009 and 2008, the costs of these matching payments were $493, $206 and $224, respectively.

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

market or in privately negotiated transactions. Through the fourth quarter of 2010, the Company repurchased all shares of common stock under this authorization for an aggregate of $33,315.

        All shares repurchased under these authorizations are accounted for as treasury stock.

Note 15—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the Years Ended December 31,
	2010	2009	2008
U.S.	$9,805	$17,421	$5,160

Japan	41,392	34,241	31,535
South Korea	21,148	14,414	12,735
Other international	14,751	11,646	10,808

Total international	77,291	60,301	55,078

Total revenues	$87,096	$77,722	$60,238

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region:

	As of December 31,
	2010	2009
U.S.	$32,207	$32,494
International	1,431	1,391

Total long-lived tangible assets	$33,638	$33,885

Note 16—Net Income Per Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, unvested restricted stock, and the ESPP using the "treasury stock" method.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Net Income Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2010	2009	2008
Basic net income per common share:
Numerator:
Income from continuing operations	$15,040	$10,690	$9,511
Income (loss) from discontinued operations	1,001	(88)	1,856

Net income	$16,041	$10,602	$11,367

Denominator:
Weighted average common shares outstanding	17,041	17,145	17,641

Continuing operations	$0.88	$0.62	$0.54
Discontinued operations	0.06	—	0.10

Basic net income per common share	$0.94	$0.62	$0.64

Diluted net income per common share:
Numerator:
Income from continuing operations	$15,040	$10,690	$9,511
Income (loss) from discontinued operations	1,001	(88)	1,856

Net income	$16,041	$10,602	$11,367

Denominator:
Weighted average shares outstanding	17,041	17,145	17,641
Effect of dilutive securities:
Common stock options	620	448	442
Restricted stock	128	88	60
ESPP	16	8	2

Diluted shares outstanding	17,805	17,689	18,145

Continuing operations	$0.84	$0.60	$0.52
Discontinued operations	0.06	—	0.11

Diluted net income per common share	$0.90	$0.60	$0.63

        For the years ended December 31, 2010, 2009 and 2008, 260, 631 and 528 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,		Sep. 30,	Dec. 31,
2010
Revenues	$21,736	$17,460		$21,041	$26,859
Gross profit	$21,286	$17,000		$20,720	$26,507

Income from continuing operations	$3,920	$1,556		$3,417	$6,147
Income (loss) from discontinued operations, net of tax	(170)	1,173	(1)	(9)	7

Net income	$3,750	$2,729		$3,408	$6,154

Net income (loss) per common share:
Basic:
Continuing operations	$0.23	$0.09		$0.20	$0.36
Discontinued operations	(0.01)	0.07		—	—

Net income	$0.22	$0.16		$0.20	$0.36

Diluted:
Continuing operations	$0.22	$0.09		$0.19	$0.34
Discontinued operations	(0.01)	0.06		—	—

Net income	$0.21	$0.15		$0.19	$0.34

2009
Revenues	$17,262	$24,165	(2)	$15,078	$21,217
Gross profit	$16,817	$23,716		$14,630	$20,793

Income from continuing operations	$190	$3,626		$1,969	$4,905
Income (loss) from discontinued operations, net of tax	(3)	4		(24)	(65)

Net income	$187	$3,630		$1,945	$4,840

Net income (loss) per common share:
Basic:
Continuing operations	$0.01	$0.21		$0.11	$0.29
Discontinued operations	—	—		—	(0.01)

Net income	$0.01	$0.21		$0.11	$0.28

Diluted:
Continuing operations	$0.01	$0.21		$0.11	$0.27
Discontinued operations	—	—		—	—

Net income	$0.01	$0.21		$0.11	$0.27

(1)
Includes proceeds from the aforementioned Settlement and Release Agreement. For additional information regarding, refer to Footnote 11 of our consolidated financial statements, "Discontinued Operations."

(2)
Includes $12,959 of royalty recoveries from intellectual property compliance and enforcement activities.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2010	$229	$—	$3	$226
2009	64	170	5	229
2008	81	15	32	64

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as stated in their report which appears herein in Item 8.

Changes in Internal Control Over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2011 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2010 (the "Proxy Statement") is incorporated herein by reference.

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

(a)(3) Exhibits

        See Item 15 (b) below.

(b) Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement among the Registrant, DTS Digital Images, Inc., and Reliance Big Entertainment Private Limited, dated April 4, 2008(1)
2.2	Asset Purchase Agreement among the Registrant, Beaufort California, Inc., and Beaufort International Group, Inc., dated May 9, 2008(2)
2.3
Asset Purchase Agreement among the Registrant, DTS Washington LLC, DTS (BVI) Limited, Neural Audio Corporation, Robert W. Reams, Paul T. Hubert, Robert D. Golden and Robert A. Koester, dated December 31, 2008†
3.1	Restated Bylaws(3)
3.2	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005(4)
4.1	Specimen Common Stock Certificate(5)
10.1	1997 Stock Option Plan(6)*
10.2	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan(6)*
10.3	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan(6)*
10.4	2002 Stock Option Plan(6)*
10.5	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan(6)*
10.6	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan(6)*
10.7	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010(7)*
10.8	Form of Grant of Stock Option under 2003 Equity Incentive Plan(5)*
10.9	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan(5)*
10.10	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan(5)*
10.11	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)(8)*
10.12	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)(8)*

Exhibit Number	Description
10.13	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan(9)*
10.14	2003 Employee Stock Purchase Plan(5)*
10.15	2003 Foreign Subsidiary Employee Stock Purchase Plan(5)*
10.16	Description of acceleration of vesting of certain unvested stock options(10)*
10.17	Executive Employment Agreement by and between the Registrant and Jon Kirchner, dated February 17, 2011(11)*
10.18	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002(6)*
10.19	Second Amendment to Service Agreement between the Registrant and William Paul Smith, dated June 3, 2005(4)*
10.20	Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of May 20, 2005(4)*
10.21	Amendment to Employment Agreement by and between the Registrant and Melvin Flanigan, effective as of December 17, 2008(12)*
10.22	Employment Agreement by and between the Registrant and Blake Welcher, effective as of May 20, 2005(4)*
10.23	Amendment to Employment Agreement by and between the Registrant and Blake Welcher, effective as of December 17, 2008(12)*
10.24	Employment Agreement by and between the Registrant and Brian D. Towne, effective as of May 20, 2005(4)*
10.25	Amendment to Employment Agreement by and between the Registrant and Brian D. Towne, effective as of December 17, 2008(12)*
10.26	Employment Agreement by and between the Registrant and Brian D. Towne, executed May 8, 2009, effective as of April 14, 2009(13)*
10.27	Amendment to Employment Agreement by and between the Registrant and Brian D. Towne, effective as of June 28, 2010 (14)*
10.28	Employment Agreement by and between the Registrant and Frederick L. Kitson, executed on March 3, 2010 and effective as of February 26, 2010(9)*
10.29	Employment Agreement by and between the Registrant and Patrick Watson, effective as of May 20, 2005(4)*
10.30	Amendment to Employment Agreement by and between the Registrant and Patrick Watson, effective as of December 17, 2008(12)*
10.31	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006(15)*
10.32	Amendment to Employment Agreement by and between the Registrant and Sharon Faltemier, effective as of December 17, 2008(12)*
10.33	Employment Agreement between the Registrant and Daniel E. Slusser, executed as of January 22, 2008, effective May 31, 2007(16)*

Exhibit Number	Description
10.34	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of December 17, 2008(12)*
10.35	Employment Agreement by and between the Registrant and Daniel E. Slusser, executed March 23, 2009, effective as of January 1, 2009(13)*
10.36	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of February 9, 2010(17)*
10.37	Form of Indemnification Agreement between the Registrant and its directors(6)
10.38	Form of Indemnification Agreement between the Registrant and its officers(6)
10.39	Revolving Credit Agreement between the Registrant and Comerica Bank—California, effective June 30, 2004(18)
10.40	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective July 7, 2005(19)
10.41	Loan Extension Agreement and Modification to Loan Documents between the Registrant and Comerica Bank, effective June 12, 2006(15)
10.42	Purchase and Sale Agreement, dated August 28, 2008, and First Amendment to Purchase and Sale Agreement, dated October 13, 2008, between DTS, Inc. and Countrywide Home Loans, Inc.(20)
21.1	List of all subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350‡

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

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (SEC file number 000-50335-051003863).

(5)
Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 Registration Statement on June 5, 2003 (SEC file number 333-104761-03734287).

(6)
Incorporated by reference to the Registrant's Form S-1 Registration Statement on April 25, 2003 (SEC file number 333-104761-03665001).

(7)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2010 (SEC file number 000-50335-101172804).

(8)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006 (SEC file number 000-50335-061017963).

(9)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 (SEC file number 000-50335-10816984).

(10)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005 (SEC file number 000-50335-051222387).

(11)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2011 (SEC file number 000-50335-11631546).

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC file number 000-50335-09662980).

(13)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC file number 000-50335-09815716).

(14)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010 (SEC file number 000-50335-101001957).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC file number 000-50335-07700129).

(16)
Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008 (SEC file number 000-50335-08546816).

(17)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC file number 000-50335-10653577).

(18)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC file number 000-50335-04975317).

(19)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (SEC file number 000-50335-06691413).

(20)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2008 (SEC file number 000-50335-081176147).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2011.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 3, 2011
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 3, 2011
/s/ JOERG D. AGIN Joerg D. Agin	Lead Independent Director	March 3, 2011
/s/ CRAIG S. ANDREWS Craig S. Andrews	Director	March 3, 2011
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 3, 2011
/s/ C. ANN BUSBY C. Ann Busby	Director	March 3, 2011
/s/ BRADFORD D. DUEA Bradford D. Duea	Director	March 3, 2011
/s/ V. SUE MOLINA V. Sue Molina	Director	March 3, 2011
/s/ RONALD N. STONE Ronald N. Stone	Director	March 3, 2011