Form 10-Q
period 2011-03-31
DTS, INC.
filed 2011-05-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

         As of April 29, 2011 a total of 17,401,411 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011	As of December 31, 2010
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,135	$41,744
Short-term investments	58,892	54,387
Accounts receivable, net of allowance for doubtful accounts of $243 and $226 at March 31, 2011 and December 31, 2010, respectively	7,798	6,078
Deferred income taxes	5,499	5,551
Prepaid expenses and other current assets	1,764	1,666
Income taxes receivable, net	2,406	2,099

Total current assets	119,494	111,525
Property and equipment, net	33,077	33,638
Intangible assets, net	7,268	7,525
Goodwill	1,257	1,257
Deferred income taxes	11,737	12,192
Long-term investments	2,972	5,313
Other assets	1,409	845

Total assets	$177,214	$172,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$846	$774
Accrued expenses	7,126	9,659
Deferred revenue	4,551	5,698

Total current liabilities	12,523	16,131
Other long-term liabilities	9,194	8,596
Commitments and contingencies (Note 3)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2011 and December 31, 2010; 20,389 and 20,325 shares issued at March 31, 2011 and December 31, 2010, respectively; 17,389 and 17,325 shares outstanding at March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	182,910	180,708
Treasury stock, at cost—3,000 shares at March 31, 2011 and December 31, 2010	(74,923)	(74,923)
Accumulated other comprehensive income	529	491
Retained earnings	46,978	41,289

Total stockholders' equity	155,497	147,568

Total liabilities and stockholders' equity	$177,214	$172,295

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$26,779	$21,736
Cost of revenue	211	450

Gross profit	26,568	21,286
Operating expenses:
Selling, general and administrative	13,949	12,399
Research and development	3,252	2,473

Total operating expenses	17,201	14,872

Operating income	9,367	6,414
Interest and other income (expense), net	(74)	212

Income from continuing operations before income taxes	9,293	6,626
Provision for income taxes	3,604	2,706

Income from continuing operations	5,689	3,920
Loss from discontinued operations, net of tax	—	(170)

Net income	$5,689	$3,750

Net income per common share:
Basic:
Continuing operations	$0.33	$0.23
Discontinued operations	—	(0.01)

Net income	$0.33	$0.22

Diluted:
Continuing operations	$0.32	$0.22
Discontinued operations	—	(0.01)

Net income	$0.32	$0.21

Weighted average shares used to compute net income per common share:
Basic	17,205	17,216

Diluted	17,903	17,950

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$5,689	$3,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,263	1,240
Stock-based compensation charges	1,972	1,968
Deferred income taxes	507	(408)
Tax benefits from stock-based awards	182	524
Excess tax benefits from stock-based awards	(138)	(521)
Other	150	(17)
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	(1,006)
Prepaid expenses and other assets	(698)	(245)
Accounts payable, accrued expenses and other liabilities	(1,992)	(77)
Deferred revenue	(1,027)	3,626
Income taxes receivable	(307)	253

Net cash provided by operating activities	3,864	9,087

Cash flows from investing activities:
Purchases of held-to-maturity investments	(21,159)	(24,898)
Maturities of held-to-maturity investments	18,995	13,307
Sales of available for sale investments	—	250
Purchase of property and equipment	(355)	(1,356)
Purchase of intangible assets	(140)	(116)

Net cash used in investing activities	(2,659)	(12,813)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,478	2,035
Repurchase and retirement of common stock for restricted stock tax withholdings	(1,430)	(720)
Excess tax benefits from stock-based awards	138	521
Purchase of treasury stock	—	(8,455)

Net cash provided by (used in) financing activities	186	(6,619)

Net increase (decrease) in cash and cash equivalents	1,391	(10,345)
Cash and cash equivalents, beginning of period	41,744	42,222

Cash and cash equivalents, end of period	$43,135	$31,877

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at March 31, 2011, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 3, 2011.

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

  Discontinued Operations

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted. For additional information, refer to Footnote 8 of the consolidated financial statements, "Discontinued Operations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Property and Equipment

        Property and equipment consist of the following:

	As of March 31, 2011	As of December 31, 2010
Land	$6,600	$6,600
Building and improvements	21,068	21,057
Machinery and equipment	2,918	2,854
Office furniture and fixtures	5,155	5,045
Leasehold improvements	1,575	1,527
Software	5,737	5,647

	43,053	42,730
Less: Accumulated depreciation	(9,976)	(9,092)

Property and equipment, net	$33,077	$33,638

Note 3—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technologies, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technologies, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying consolidated balance sheets, as future payment is currently not probable.

Note 4—Income Taxes

        For the three months ended March 31, 2011, the Company recorded an income tax provision of $3,604 on pre-tax income from continuing operations of $9,293, which resulted in an annualized effective tax rate of 39%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state tax audits, partially offset by the reversal of a reserve for a foreign transfer pricing issue that has been effectively settled and the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate.

        Other long-term liabilities at March 31, 2011 and December 31, 2010, include unrecognized tax benefits of $7,778 and $7,271, respectively, for both domestic and foreign issues. The net increase of $507 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Income Taxes (Continued)

licensing subsidiaries and California franchise tax sourcing methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service is examining the Company's 2005 through 2007 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2011 and 2010, withholding taxes were $1,684 and $1,318, respectively.

Note 5—Stock-Based Compensation

        On February 27, 2011, the Compensation Committee of the Board of Directors of the Company approved market stock unit agreements ("MSU Agreements") for the grant of certain performance-based equity awards under the Company's 2003 Stock Plan.

        Pursuant to the MSU Agreements, units payable in shares of common stock (the "Units") will vest based on the attainment of certain performance criteria regarding both the Company's total shareholder return and the performance of the Company as measured against the performance of the NASDAQ Composite Total Return Index ("NASDAQ" or "XCMP") over a 3-year performance period. This 3-year performance period began on January 1, 2011 and ends on December 31, 2013, which aligns with the Company's fiscal year. In order for the Units to vest, the Company must first satisfy a vesting threshold, defined as the Company achieving a total shareholder return equal to the greater of (i) 15% adjusted for inflation (using the Consumer Price Index); and (ii) 20% over the performance period.

        Assuming this vesting threshold is satisfied, the number of Units that vest will be determined by comparing the Company's performance to the performance of the NASDAQ for the performance period. If the Company's performance is 20% greater than the return for the NASDAQ, then the "baseline" number of Units will vest. If the Company's performance exceeds this baseline level of performance, then a greater number of Units will vest on a 2.5:1 basis for each percentage point that the Company's performance is above 20% greater than the performance of the NASDAQ. The

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Stock-Based Compensation (Continued)

maximum number of Units that may vest is equal to 200% of each individual's baseline number of Units.

        If the Company outperforms the NASDAQ by at least 10%, but less than 20%, then the number of baseline Units that vest will be determined by reducing the baseline number for each individual on a 5:1 basis for the first five percentage points that the Company's performance is less than 20% greater than the performance of the NASDAQ and on a 15:1 basis for the next five percentage points that the Company's performance is less than 15% greater than the performance of the NASDAQ, such that if the Company outperforms NASDAQ by 10% or less, the number of Units that vest will be zero.

        If a "fundamental transaction" (as defined in the 2003 Stock Plan, as amended) occurs prior to the end of the 3-year performance period, the performance period will end as of the consummation of the fundamental transaction and the pro rata portion of the Units, if any, that vest under the formulae described above will immediately vest, with the remainder of such Units vesting ratably over the remainder of the 3-year period (with accelerated vesting if a grantee is terminated without "cause" or quits with "good reason" after the fundamental transaction).

        Since the vesting of these performance-based equity awards are subject to market conditions, these awards were measured on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

        The Company granted 199 Units on February 27, 2011, which have an aggregate grant-date fair value of $5,287. The aggregate grant-date fair value for these awards shall be recognized as compensation expense on a straight-line basis over the requisite service period, which began on the date of grant and ends on December 31, 2013.

        For additional information regarding the Company's Stock-Based Compensation, refer to Footnote 12, "Stock-Based Compensation," of our audited financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2011.

Note 6—Comprehensive Income

        At March 31, 2011 and December 31, 2010, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended March 31, 2011 and 2010 was $5,727 and $3,733, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended March 31,
	2011	2010
United States	$2,863	$1,732
International	23,916	20,004

Total revenue	$26,779	$21,736

        The following table sets forth long-lived tangible assets by geographic area:

	As of March 31, 2011	As of December 31, 2010
United States	$31,672	$32,207
International	1,405	1,431

Total long-lived tangible assets	$33,077	$33,638

Note 8—Discontinued Operations

        The following table presents expense and tax information for discontinued operations during the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
Pre-tax loss	$—	$(275	)(1)
Income tax benefit		(105)

Loss from discontinued operations, net of tax	$—	$(170)

(1)
The loss from discontinued operations resulted primarily from legal fees associated with the Company's efforts to collect certain amounts due and contingent consideration from Datasat Digital Entertainment, Inc., previously known as Beaufort California, Inc., and Beaufort International Group Plc.

Note 9—Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Net Income Per Common Share (Continued)

outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options, and the employee stock purchase plan ("ESPP") using the "treasury stock" method.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2011	2010
Basic net income per common share:
Numerator:
Income from continuing operations	$5,689	$3,920
Loss from discontinued operations	—	(170)

Net income	$5,689	$3,750

Denominator:
Weighted average common shares outstanding	17,205	17,216

Continuing operations	$0.33	$0.23
Discontinued operations	—	(0.01)

Basic net income per common share	$0.33	$0.22

Diluted net income per common share:
Numerator:
Income from continuing operations	$5,689	$3,920
Loss from discontinued operations	—	(170)

Net income	$5,689	$3,750

Denominator:
Weighted average shares outstanding	17,205	17,216
Effect of dilutive securities:
Common stock options	572	600
Restricted stock	121	114
ESPP	5	20

Diluted shares outstanding	17,903	17,950

Continuing operations	$0.32	$0.22
Discontinued operations	—	(0.01)

Diluted net income per common share	$0.32	$0.21

        For the three months ended March 31, 2011 and 2010, 130 and 247 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including those relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A, and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of high-quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players, set-top-boxes or STBs, mobile phones and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience from products subject to physical limitations, such as TVs, PCs and smartphones.

        We derive revenues from licensing our audio technologies, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

        Generally, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, trademarks, or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

        Our cost of revenues consists primarily of amounts paid for products and materials, salaries and related benefits for operations personnel, amortization of acquired intangibles and payments to third parties for copyrighted material.

        Our selling, general, and administrative expenses consist primarily of salaries and related benefits for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. Selling, general, and administrative expenses also include professional fees, facility-related expenses, and other general corporate expenses, including salaries and related benefits for personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development and quality assurance and testing costs. Research and development costs are expensed as incurred.

Executive Summary

Financial Highlights

  •
  Revenues increased $5.0 million for the three months ended March 31, 2011, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $0.8 million for the three months ended March 31, 2011, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets increased 60% for the three months ended March 31 2011, compared to the same prior year period.

  •
  Royalties from network connected markets, which include televisions and digital media players, comprised nearly 15% of total revenue for the three months ended March 31, 2011, compared to just over 10% for the same prior year period.

  •
  Operating income increased to 35% of revenues for the three months ended March 31, 2011, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher-quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, online networked devices, broadcast, video game console and mobile handset markets, as well. We have seen the acceleration of the market for high-definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and approach DVD pricing, content availability increases and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3-D content.

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth from this market is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of digital media player, network-connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products.

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

        Further, we currently face a challenge regarding our ability to determine the impact of the current global economic downturn and the natural disasters in Japan on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, nor of the impact of the natural disasters in Japan, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation, and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 3, 2011.

Results of Continuing Operations

  Revenues

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended March 31,	$26,779	$21,736	$5,043	23%

        Revenues for the three months ended March 31, 2011, compared to the same prior year period, included an $0.8 million decrease in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        The increase in revenues for the three months ended March 31, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network connected markets, which include televisions and digital media players. Blu-ray related royalties comprised over 40% and 30% of revenue for the three months ended March 31, 2011 and 2010, respectively. In dollar terms, these royalties were up 60% for the three months ended March 31, 2011, compared to the same prior year period. Royalties from newer markets comprised nearly 15% and just over 10% of revenue for the three months ended March 31, 2011 and 2010, respectively. The growth in newer markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Royalties from the car market also increased for the three months ended March 31, 2011, compared to the same prior year period, due to improvement in the auto industry and continued expansion of our technology into additional new car models. Partially offsetting these increases were continuing declines in DVD related royalties. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the current turmoil in the global economic environment and the natural disaster in Japan. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format.

  Gross Profit

	2011	%	2010	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended March 31,	$26,568	99%	$21,286	98%	1%

        Consolidated gross profit percentage for the three months ended March 31, 2011, compared to the same prior year period, remained fairly consistent.

        We expect consolidated gross margins to remain in this range for 2011.

  Selling, General and Administrative ("SG&A")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended March 31,	$13,949	$12,399	$1,550	13%
% of Revenue	52%	57%

        The dollar increase for the three months ended March 31, 2011, compared to the same prior year period, was primarily due to a $0.8 million increase in employee related costs, including expanded operations and increased headcount. Other increases include $0.4 million for advertising and travel related expenses for tradeshows and related activities.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended March 31,	$3,252	$2,473	$779	32%
% of Revenue	12%	11%

        The increase for the three months ended March 31, 2011, compared to the same prior year periods, was primarily due to an increase in employee related costs, including expanded operations, increased headcount and stock-based compensation.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended March 31,	$(74)	$212	$(286)	-135%

        The interest and other expense, net, for the three months ended March 31, 2011 was due to the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency, partially offset by interest income. The interest and other income, net, for the three months ended March 31, 2010 was due to interest on our investments and other income associated with certain royalty recoveries.

  Income Taxes

	2011	2010
	($ in thousands)
Three months ended March 31,	$3,604	$2,706
Effective tax rate	39%	41%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state audits, partially offset by the effects of foreign operations, as our tax rate on those operations are generally lower than the U.S. statutory rate. Our effective tax rate for the three months ended March 31, 2011 was also partially offset by the reversal of a reserve for a foreign transfer pricing issue that has been effectively settled.

Liquidity and Capital Resources

        At March 31, 2011, we had cash, cash equivalents and short-term investments of $102.0 million, compared to $96.1 million at December 31, 2010. At March 31, 2011, $45.2 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $3.9 million and $9.1 million for the three months ended March 31, 2011 and 2010, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the three months ended March 31, 2011, were largely impacted by income from operations, partially offset by certain non-cash items. These cash flows were also impacted by decreases in cash flows from accounts receivable due to the timing of collections and the timing of payment for certain liabilities. The operating cash flows during the three months ended March 31, 2010, were largely impacted by increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process and income from operations. Partially offsetting these increases for the three months ended March 31, 2010, compared to the same prior year period, was a decrease in cash flows from accounts receivable due to the timing of collections.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $2.7 million and $12.8 million for the three months ended March 31, 2011 and 2010, respectively. Investing activities for the three months ended March 31, 2011 and 2010, were primarily impacted by investment purchases, net, and capital expenditures.

        Net cash provided by financing activities totaled $0.2 million for the three months ended March 31, 2011, which resulted primarily from proceeds from the issuance of common stock under stock-based compensation plans, partially offset by restricted stock tax withholdings. Net cash used in financing activities totaled $6.6 million for the three months ended March 31, 2010, which resulted primarily from the purchase of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2010, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of March 31, 2011, our total amount of unrecognized tax benefits was $7.8 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2011. The estimated average maturity of our investment portfolio is less than one year. As of March 31, 2011, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

        During the three months ended March 31, 2011, we derived nearly 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 5% of total revenues during the three months ended March 31, 2011. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $4.2 million for the three months ended March 31, 2011. Based upon the expenses for the three months ended March 31, 2011, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2011, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technologies and trademarks.

        We are not currently a party to any material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 1A.    Risk Factors

        Set forth below, and elsewhere in this report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following events identified in the risk factors actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        The risk factors described below include certain updates to and supersede the risk factors previously disclosed in Part I, Item 1A of our most recent Annual Report on Form 10-K. The risk factor with the following heading has been added since that Annual Report:

  •
  Natural or other disasters could disrupt our business and negatively impact our operating results and financial condition.

        Other than the inclusion of this new fisk factor, we do not believe that the risk factors below have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in Part I, Item 1A of our most recent Annual Report on Form 10-K.

Risks Related to Our Business

  We may not be able to evolve our technologies, products, and services or develop new technology, products, and services that are acceptable to our customers or the changing market.

        The market for our technologies, products, and services is characterized by:

  •
  rapid technological change;

  •
  new and improved product introductions;

  •
  changing customer demands;

  •
  evolving industry standards; and

  •
  product obsolescence.

        Our future success depends on our ability to enhance our existing technologies, products, and services and to develop acceptable new technologies, products, and services on a timely basis. The development of enhanced and new technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our technologies, products and services becoming obsolete.

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

  •
  we may be unable to successfully identify or prosecute unauthorized uses of our technologies;

  •
  efforts to identify and prosecute unauthorized uses of our technologies are time consuming, expensive, and divert resources from the operation of our business;

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

  We have limited control over existing and potential customers' and licensees' decisions to include our technologies in their product offerings.

        Except for Blu-ray products, where our technology is mandatory, we are dependent on our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technologies into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technologies, trademarks or services. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future.

  If we are unable to maintain a sufficient amount of entertainment content released with DTS audio soundtracks, demand for the technologies, products, and services that we offer to consumer electronics product manufacturers may significantly decline.

        We expect to derive a significant percentage of our revenues from the technologies, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technologies in the home theater market has been the release of major movie titles with DTS audio soundtracks. We also believe that demand for our DTS audio technologies in growing markets for multi-channel audio, including cars, personal computers, video game consoles, digital media players and mobile handsets will be based on the number, quality, and popularity of the Blu-ray Disc titles, computer software programs, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we generally do not have contracts that require these parties to develop and release content with DTS audio soundtracks. In addition, we may not be successful in maintaining existing relationships or developing relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a significant amount of content in movies, Blu-ray Disc titles, computer software programs, video games, or other entertainment mediums will be released with DTS audio soundtracks. If the amount, variety, and popularity of entertainment content released with DTS audio soundtracks do not increase, consumer electronics products manufacturers that pay us per-unit licensing fees may discontinue offering DTS playback capabilities in the consumer electronics products that they sell.

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

        The services that provide movie content from the cloud are not generally governed by international or national standards and are thus free to choose any media format(s) in order to deliver their product and/or service. This freedom of choice on the part of the content provider could limit DTS' ability to grow if such content providers do not incorporate DTS' technologies into their movies.

  Our ability to develop proprietary technology in markets in which "open standards" are adopted may be limited, which could adversely affect our ability to generate revenue.

        Standards-setting bodies may require the use of so-called "open standards," meaning that the technologies necessary to meet those standards are publicly available free of charge and often on an "open source" basis. These standards are a relatively recent and limited occurrence and have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. Examples of such markets and regions would include the personal computer, or PC, market, and the China region. If the concept of "open standards" gains industry momentum in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

  Our business is highly dependent on the growth in Blu-ray Disc products, and to the extent that consumer adoption of Blu-ray Disc products fails to materialize, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. As the markets for DVD based products mature, we are seeing sales of these products declining and growth in our business shifting to Blu-ray Disc based products. While the release and consumer adoption of Blu-ray Disc players continues to ramp up, potentially slow adoption by consumers of Blu-ray Disc players, particularly in the PC market, could adversely affect our business. In addition, if new technologies, including content streaming on direct downloads of content, are developed or deployed that substantially compete with or replace Blu-ray Disc products as a dominant medium for consumer video entertainment, our business, operating results and prospects could be adversely affected.

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

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in Blu-ray Disc, while both our two-channel output and Dolby's technologies have been selected as mandatory standards in Blu-ray Disc. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in our consumer business to be significantly lower than expected and could have a material adverse affect on our business.

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

  Our technologies and products are complex and may contain errors that could cause us to lose customers, damage our reputation, or incur substantial costs.

        Our technologies or products could contain errors that could cause our products or technologies to operate improperly and could cause unintended consequences. If our products or technologies contain errors we, could be required to replace them, and if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, as well as provide insurance coverage for such events, if these contract provisions are not enforced or are unenforceable for any reason, if liabilities arise that are not effectively limited, or if our insurance coverage is inadequate to satisfy the liability, we could incur substantial costs in defending and/or settling product liability claims.

  We may be sued by third parties for alleged infringement of their proprietary rights, and we may be subject to litigation proceedings that could harm our business.

        Companies that participate in the digital audio, digital image processing, consumer electronics, and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property disputes, with or without merit, could be costly and time consuming to litigate or settle, and could divert management's attention from executing our business plan. In addition, our technologies and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our products to avoid infringing a third party's rights and could be required to temporarily or permanently discontinue licensing our products.

        In the past, we have been a party to litigation related to protection and enforcement of our intellectual property, and we may be a party to additional litigation in the future. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technologies in particular ways or at all. Were an unfavorable ruling to occur, our business and results of operations could be materially harmed. In addition, any protracted litigation could divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

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

  •
  greater technical support; and

  •
  open source or free codecs.

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

        Our technologies have only recently been incorporated into certain markets, such as digital media players, televisions, personal computers, digital satellite and cable broadcast products, portable electronics devices and mobile handsets. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as companies such as Dolby Laboratories, Inc., SRS Labs, Inc. and BBE Sound, Inc. As a result, the demand for our technologies, products, and services and the income potential of these businesses is unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

  Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers.

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our DTS audio technologies have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technologies into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technologies also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technologies are not a mandatory standard could decide to exclude our DTS audio technologies from their products altogether.

  Economic downturns could disrupt and materially harm our business.

        Negative trends in the general economy could cause a downturn in the market for our technologies, products and services. The recent financial disruption affecting the global financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The recent financial crisis may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending. Any reduction in consumer confidence or disposable income, in general, may negatively affect the demand for consumer electronics products that incorporate our digital audio technologies.

        We cannot predict other negative events that may have adverse effects on the global economy in general and the consumer electronics industry specifically. However, the factors described above and such unforeseen events could negatively affect our revenues and operating results.

  Natural or other disasters could disrupt our business and negatively impact our operating results and financial condition.

        Natural or other disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations, or the operations of our business partners and customers, or result in economic instability that may negatively impact our operating results and financial condition. Our corporate headquarters and many of our operations are located in California, a seismically active region, potentially exposing us to greater risk of natural disasters. Further, we have operations and assets in Japan and, while as of the date of this filing, we do not believe these operations and assets have been materially affected by the earthquake on March 11, 2011 and the resulting tsunami, we are still assessing the impact. However, the implications from ongoing events and widespread damage to the nation's infrastructure, consumer confidence and overall economy remain unclear. Although we cannot fully assess the financial impact of these ongoing events at this time, we believe that our future operating results could be negatively impacted. In addition, our operating results may be further negatively impacted by, among other things, the rolling electrical blackouts and certain industry wide shutdowns now occurring in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within Japan.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the three months ended March 31, 2011, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  •
  increase our research and development efforts to advance our existing technologies, products, and services and develop new technologies, products, and services;

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

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language, or XBRL, and the possibility that we would be required to adopt International Financial Reporting Standards, or IFRS. In order to comply with XBRL and IFRS requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs.

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

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to manufacturing activities from prior periods and we may incur expenditures related to enforcement activity. These royalty recoveries and expenditures, as applicable, may cause revenues to be higher than expected, or net profit to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

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

        Our capital requirements will depend on many factors, including:

  •
  acceptance of, and demand for, our products and technologies;

  •
  the costs of developing new products or technologies;

  •
  the extent to which we invest in new technologies and research and development projects;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended March 31, 2011 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2011 through
January 31, 2011	—	—		—	—
February 1, 2011 through
February 28, 2011	29,128	$47.39		—	—
March 1, 2011 through
March 31, 2011	1,102	$46.96		—	—

Total	30,230	$47.38	(2)	—	—

Notes:

(1)
Consists of shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended March 31, 2011.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)#
10.2	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)#
10.3	Employment Agreement, dated February 17, 2011, between DTS, Inc. and Jon Kirchner.(1)
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2011.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: May 9, 2011	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 9, 2011	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)#
10.2	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)#
10.3	Employment Agreement, dated February 17, 2011, between DTS, Inc. and Jon Kirchner.(1)
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*

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

(1)
Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2011.