Form 10-Q
period 2011-06-30
DTS, INC.
filed 2011-08-08
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

         As of July 29, 2011 a total of 17,186,244 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2011	As of December 31, 2010
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,342	$41,744
Short-term investments	54,857	54,387
Accounts receivable, net of allowance for doubtful accounts of $246 and $226 at June 30, 2011 and December 31, 2010, respectively	2,975	6,078
Deferred income taxes	5,481	5,551
Prepaid expenses and other current assets	1,489	1,666
Income taxes receivable, net	2,961	2,099

Total current assets	104,105	111,525
Property and equipment, net	33,391	33,638
Intangible assets, net	7,070	7,525
Goodwill	1,257	1,257
Deferred income taxes	12,412	12,192
Long-term investments	8,211	5,313
Other assets	1,462	845

Total assets	$167,908	$172,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$847	$774
Accrued expenses	5,862	9,659
Deferred revenue	3,079	5,698

Total current liabilities	9,788	16,131
Other long-term liabilities	8,490	8,596
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2011 and December 31, 2010; 20,461 and 20,325 shares issued at June 30, 2011 and December 31, 2010, respectively; 17,161 and 17,325 shares outstanding at June 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	186,831	180,708
Treasury stock, at cost—3,300 and 3,000 shares at June 30, 2011 and December 31, 2010, respectively	(87,346)	(74,923)
Accumulated other comprehensive income	563	491
Retained earnings	49,579	41,289

Total stockholders' equity	149,630	147,568

Total liabilities and stockholders' equity	$167,908	$172,295

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$20,585	$17,460	$47,364	$39,196
Cost of revenue	215	460	426	910

Gross profit	20,370	17,000	46,938	38,286
Operating expenses:
Selling, general and administrative	12,875	11,727	26,824	24,126
Research and development	3,143	2,842	6,395	5,315

Total operating expenses	16,018	14,569	33,219	29,441

Operating income	4,352	2,431	13,719	8,845
Interest and other income (expense), net	48	139	(26)	351

Income from continuing operations before income taxes	4,400	2,570	13,693	9,196
Provision for income taxes	1,799	1,014	5,403	3,720

Income from continuing operations	2,601	1,556	8,290	5,476
Income from discontinued operations, net of tax	—	1,173	—	1,003

Net income	$2,601	$2,729	$8,290	$6,479

Net income per common share:
Basic:
Continuing operations	$0.15	$0.09	$0.48	$0.32
Discontinued operations	—	0.07	—	0.06

Net income	$0.15	$0.16	$0.48	$0.38

Diluted:
Continuing operations	$0.14	$0.09	$0.46	$0.31
Discontinued operations	—	0.06	—	0.05

Net income	$0.14	$0.15	$0.46	$0.36

Weighted average shares used to compute net income per common share:
Basic	17,279	17,051	17,242	17,133

Diluted	17,972	17,776	17,938	17,863

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$8,290	$6,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,502	2,463
Gain on sale of assets from discontinued operations	—	(2,000)
Stock-based compensation charges	4,387	3,655
Deferred income taxes	(150)	(282)
Tax benefits from stock-based awards	215	613
Excess tax benefits from stock-based awards	(154)	(555)
Other	196	11
Changes in operating assets and liabilities:
Accounts receivable	3,086	505
Prepaid expenses and other assets	(477)	14
Accounts payable, accrued expenses and other liabilities	(2,933)	1,395
Deferred revenue	(3,579)	2,886
Income taxes receivable	(862)	(74)

Net cash provided by operating activities	10,521	15,110

Cash flows from investing activities:
Purchases of investments:
Held-to-maturity	(33,911)	(29,674)
Available-for-sale	(12,117)	—
Maturities of held-to-maturity investments	42,660	21,336
Sales of available-for-sale investments	—	2,250
Proceeds from the sale of assets from discontinued operations	—	1,000
Purchase of property and equipment	(1,534)	(1,993)
Purchase of intangible assets	(273)	(1,183)

Net cash used in investing activities	(5,175)	(8,264)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	3,001	4,128
Repurchase and retirement of common stock for restricted stock tax withholdings	(1,480)	(743)
Excess tax benefits from stock-based awards	154	555
Purchase of treasury stock	(12,423)	(22,593)

Net cash used in financing activities	(10,748)	(18,653)

Net decrease in cash and cash equivalents	(5,402)	(11,807)
Cash and cash equivalents, beginning of period	41,744	42,222

Cash and cash equivalents, end of period	$36,342	$30,415

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at June 30, 2011, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 3, 2011.

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

Note 2—Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncements (Continued)

will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of June 30, 2011	As of December 31, 2010
Cash and cash equivalents:
Cash	$12,710	$14,840
Money market accounts	17,633	17,846
U.S. government and agency securities	5,299	5,553
Municipal securities	700	3,505

Total cash and cash equivalents	$36,342	$41,744

Short-term investments:
Available-for-sale securities:
U.S. government and agency securities	$6,026	$—
Held-to-maturity securities:
Certificates of deposit	1,063	2,018
Commercial paper	3,478	5,648
U.S. government and agency securities	29,960	34,084
Municipal securities	14,330	12,637

Total short-term investments	$54,857	$54,387

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$6,091	$—
Held-to-maturity securities:
Certificates of deposit	—	104
U.S. government and agency securities	—	5,051
Municipal securities	2,120	158

Total long-term investments	$8,211	$5,313

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The contractual maturities of investments at June 30, 2011 are as follows:

Available-for-sale securities:
Due within one year	$6,026
Due after one year and through five years	6,091

12,117
Held-to-maturity securities:
Due within one year	48,831
Due after one year and through five years	2,120

50,951

Total investments	$63,068

        For additional information on investments classified as available-for-sale, refer to Footnote 4 of the consolidated financial statements, "Fair Value Measurements."

Note 4—Fair Value Measurements

        During the second quarter of 2011, the Company purchased and classified certain investments in U.S. government and agency securities as available-for-sale, and thus, these securities are required to be measured at fair value on a recurring basis. All other investments are classified as held-to-maturity and reported at amortized cost.

        The Company obtained the fair value of its available-for-sale securities, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g. large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and the fair value is determined.

        The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above.

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy as of June 30, 2011.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets measured at fair value on a recurring basis as of June 30, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
Available-for-sale securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency securities	$12,117	$—	$12,117	$—

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of June 30, 2011	As of December 31, 2010
Land	$6,600	$6,600
Building and improvements	21,128	21,057
Machinery and equipment	3,139	2,854
Office furniture and fixtures	5,289	5,045
Leasehold improvements	2,012	1,527
Software	5,861	5,647

	44,029	42,730
Less: Accumulated depreciation	(10,638)	(9,092)

Property and equipment, net	$33,391	$33,638

Note 6—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technologies, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technologies, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Commitments and Contingencies (Continued)

has not recorded a liability for these indemnities, commitments or guarantees in the accompanying consolidated balance sheets, as future payment is currently not probable.

Note 7—Income Taxes

        For the three months ended June 30, 2011, the Company recorded an income tax provision of $1,799 on pre-tax income from continuing operations of $4,400. For the six months ended June 30, 2011, the Company recorded an income tax provision of $5,403 on pre-tax income from continuing operations of $13,693, which resulted in an annualized effective tax rate of 39%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state tax audits, partially offset by the reversal of a reserve for a foreign transfer pricing issue that has been effectively settled and the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate.

        Other long-term liabilities at June 30, 2011 and December 31, 2010, included unrecognized tax benefits of $8,107 and $7,271, respectively, for both domestic and foreign issues. The net increase of $836 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiary and California franchise tax sourcing methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcomes and timing of such events are highly uncertain, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease between $1,200 and $1,800 in the next twelve months as a result of settlements with taxing authorities and the expiration of the statute of limitations. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company's current estimate to change materially in the future.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004. The Internal Revenue Service is examining the Company's 2005 through 2007 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board ("FTB") is conducting a state tax examination for the years 2004 and 2005. The Company disagrees with and has protested a certain FTB tax adjustment, and thus, has filed an appeal with the Appeals Office of the California State Board of Equalization.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2011 and 2010,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

withholding taxes were $1,103 and $989, respectively. For the six months ended June 30, 2011 and 2010, withholding taxes were $2,787 and $2,307, respectively.

Note 8—Stock-Based Compensation

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

        Assuming this vesting threshold is satisfied, the number of Units that vest will be determined by comparing the Company's performance to the performance of the NASDAQ for the performance period. If the Company's performance is 20% greater than the return for the NASDAQ, then the "baseline" number of Units will vest. If the Company's performance exceeds this baseline level of performance, then a greater number of Units will vest on a 2.5:1 basis for each percentage point that the Company's performance is above 20% greater than the performance of the NASDAQ. The maximum number of Units that may vest is equal to 200% of each individual's baseline number of Units.

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

        Since the vesting of these performance-based equity awards is subject to market conditions, these awards were measured on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Stock-Based Compensation (Continued)

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

Note 9—Comprehensive Income

        At June 30, 2011 and December 31, 2010, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended June 30, 2011 and 2010 was $2,635 and $2,746, respectively. Comprehensive income for the six months ended June 30, 2011 and 2010 was $8,362 and $6,479, respectively.

Note 10—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
United States	$2,887	$1,807	$5,750	$3,539
International	17,698	15,653	41,614	35,657

Total revenue	$20,585	$17,460	$47,364	$39,196

        The following table sets forth long-lived tangible assets by geographic area:

	As of June 30, 2011	As of December 31, 2010
United States	$31,361	$32,207
International	2,030	1,431

Total long-lived tangible assets	$33,391	$33,638

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations

        The following table presents expense and tax information for discontinued operations during the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010		2011	2010
Pre-tax income	$—	$1,902		$—	$1,627
Income tax provision	—	729		—	624

Income from discontinued operations, net of tax	$—	$1,173	(1)	$—	$1,003	(1)

(1)
The income from discontinued operations resulted primarily from a settlement of contingent purchase price consideration with the buyer of the Company's former digital cinema business.

Note 12—Net Income Per Common Share

        Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the "treasury stock" method.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income per common share:
Numerator:
Income from continuing operations	$2,601	$1,556	$8,290	$5,476
Loss from discontinued operations	—	1,173	—	1,003

Net income	$2,601	$2,729	$8,290	$6,479

Denominator:
Weighted average common shares outstanding	17,279	17,051	17,242	17,133

Continuing operations	$0.15	$0.09	$0.48	$0.32
Discontinued operations	—	0.07	—	0.06

Basic net income per common share	$0.15	$0.16	$0.48	$0.38

Diluted net income per common share:
Numerator:
Income from continuing operations	$2,601	$1,556	$8,290	$5,476
Loss from discontinued operations	—	1,173	—	1,003

Net income	$2,601	$2,729	$8,290	$6,479

Denominator:
Weighted average shares outstanding	17,279	17,051	17,242	17,133
Effect of dilutive securities:
Common stock options	602	592	588	596
Restricted stock	88	114	104	114
ESPP	3	19	4	20

Diluted shares outstanding	17,972	17,776	17,938	17,863

Continuing operations	$0.14	$0.09	$0.46	$0.31
Discontinued operations	—	0.06	—	0.05

Diluted net income per common share	$0.14	$0.15	$0.46	$0.36

        For the three months ended June 30, 2011 and 2010, 365 and 359 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, 248 and 303 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 13—Common Stock Repurchases

        In May 2011, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. During the three months ended June 30, 2011, the Company repurchased 300 shares of its common stock for an aggregate of $12,423 under this authorization.

        All shares repurchased under this authorization are accounted for as treasury stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans, expectations, and our objectives for future operations, including those relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different than those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

        Generally, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, trademarks or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

        Our cost of revenues consists primarily of amounts paid for products and materials, salaries and related benefits for operations personnel, amortization of acquired intangibles and payments to third parties for copyrighted material.

        Our selling, general and administrative expenses consist primarily of salaries and related benefits for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. Selling, general and administrative expenses also include professional fees, facility-related expenses and other general corporate expenses, including salaries and related benefits for personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development costs consist primarily of salaries and related benefits for research and development personnel, engineering consulting expenses associated with new product and technology development and quality assurance and testing costs. Research and development costs are expensed as incurred.

Executive Summary

Financial Highlights

  •
  Revenues increased $3.1 million and $8.2 million for the three and six months ended June 30, 2011, respectively, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $0.3 million for the three months ended June 30, 2011, compared to the same prior year period. Royalty recoveries from intellectual property compliance and enforcement activities decreased $0.5 million for the six months ended June 30, 2011, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets increased 34% and 49% for the three and six months ended June 30 2011, respectively, compared to the same prior year periods.

  •
  Royalties from network connected markets, which include televisions and digital media players, increased 18% and 35% for the three and six months ended June 30 2011, respectively, compared to the same prior year periods.

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

        Further, we currently face challenges regarding the impact of the ongoing global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 3, 2011.

Results of Continuing Operations

  Revenues

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended June 30,	$20,585	$17,460	$3,125	18%
Six months ended June 30,	$47,364	$39,196	$8,168	21%

        Revenues for the three and six months ended June 30, 2011, compared to the same prior year periods, included a $0.3 million increase and $0.5 million decrease, respectively, in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        The increase in revenues for the three months ended June 30, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties, an increase in royalties from the broadcast market and royalties from network connected markets, which include televisions and digital media players. Blu-ray related royalties comprised over 30% and 25% of revenue for the three months ended June 30, 2011 and 2010, respectively. In dollar terms, these royalties were up 34% for the three months ended June 30, 2011, compared to the same prior year period. Royalties from the broadcast market increased 115% for the three months ended June 30, 2011, compared to the same prior year period, due primarily to the recognition of deferred revenue upon the completion of our obligations under a certain agreement. Royalties from network connected markets comprised over 15% of revenue for the three months ended June 30, 2011 and 2010. The growth in these markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Royalties from the car market also increased for the three months ended June 30, 2011, compared to the same prior year period, due to improvement in the auto industry and continued expansion of our technology into additional new car models. Partially offsetting these increases were continuing declines in DVD related royalties. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network connected markets, as we expand our footprint in terms of both products and geographies served.

        The increase in revenues for the six months ended June 30, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties, royalties from network connected markets, which include televisions and digital media players, and increases in royalties from the broadcast and car markets. Blu-ray related royalties comprised over 35% and 30% of revenue for the six months ended June 30, 2011 and 2010, respectively. In dollar terms, these royalties were up 49% for the six months ended June 30, 2011, compared to the same prior year period. Royalties from network connected markets comprised over 15% and nearly 15% of revenue for the six months ended June 30, 2011 and 2010, respectively. The growth in these markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Royalties from the broadcast market increased 95% for the six months ended June 30, 2011, compared to the same prior year period, due primarily to the recognition of deferred revenue upon the completion of our obligations under a certain agreement. Royalties from the car market also increased for the six months ended June 30, 2011, compared to the same prior year period, due to improvement in the auto industry and continued expansion of our technology into additional new car models. Partially offsetting these increases were continuing declines in DVD related royalties.

  Gross Profit

	2011	%	2010	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended June 30,	$20,370	99%	$17,000	97%	2%
Six months ended June 30,	$46,938	99%	$38,286	98%	1%

        The increase in consolidated gross profit percentage for the three and six months ended June 30, 2011, compared to the same prior year periods, resulted from the increase in revenues and the completion of certain amortization.

        We expect consolidated gross margins to remain in this range for 2011.

  Selling, General and Administrative ("SG&A")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended June 30,	$12,875	$11,727	$1,148	10%
% of Revenue	63%	67%
Six months ended June 30,	$26,824	$24,126	$2,698	11%
% of Revenue	57%	62%

        The dollar increase in SG&A for the three months ended June 30, 2011, compared to the same prior year period, was primarily due to a $0.6 million increase in employee related costs, including expanded operations, increased headcount and stock-based compensation.

        The dollar increase in SG&A for the six months ended June 30, 2011, compared to the same prior year period, was primarily due to a $1.5 million increase in employee related costs, including expanded operations, increased headcount and stock-based compensation. Other increases include $0.5 million for advertising and travel related expenses for tradeshows and related activities.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended June 30,	$3,143	$2,842	$301	11%
% of Revenue	15%	16%
Six months ended June 30,	$6,395	$5,315	$1,080	20%
% of Revenue	14%	14%

        The dollar increase in R&D for the three and six months ended June 30, 2011, compared to the same prior year periods, was primarily due to an increase in employee related costs, including expanded operations, increased headcount and stock-based compensation.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended June 30,	$48	$139	$(91)	(65)%
Six months ended June 30,	$(26)	$351	$(377)	(107)%

        The decrease in interest and other income (expense), net, for the three and six months ended June 30, 2011, compared to the same prior year periods, was due to the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and lower interest income.

  Income Taxes

	2011	2010
	($ in thousands)
Three months ended June 30,	$1,799	$1,014
Effective tax rate	41%	39%
Six months ended June 30,	$5,403	$3,720
Effective tax rate	39%	40%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for federal and state audits, partially offset by the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate. Our effective tax rate for the six months ended June 30, 2011 was also partially offset by the reversal of a reserve for a foreign transfer pricing issue that has been effectively settled.

Liquidity and Capital Resources

        At June 30, 2011, we had cash, cash equivalents and short-term investments of $91.2 million, compared to $96.1 million at December 31, 2010. At June 30, 2011, $46.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $10.5 million and $15.1 million for the six months ended June 30, 2011 and 2010, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the six months ended June 30, 2011 and 2010, were largely impacted by income from operations, partially offset by certain non-cash items. The operating cash flows during the six months ended June 30, 2011, were also impacted by the recognition of deferred revenue and the timing of payment for certain liabilities. The operating cash flows during the six months ended June 30, 2010, were also impacted by increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $5.2 million and $8.3 million for the six months ended June 30, 2011 and 2010, respectively. Investing activities for the six months ended June 30, 2011 and 2010, were primarily impacted by investment purchases, net, and capital expenditures.

        Net cash used in financing activities totaled $10.7 million and $18.7 million for the six months ended June 30, 2011 and 2010, respectively, which resulted primarily from the purchase of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans.

  Common Stock Repurchases

        In May 2011, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. During the three months ended June 30, 2011, we repurchased 0.3 million shares of our common stock for an aggregate of $12.4 million under this authorization.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2010, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of June 30, 2011, our total amount of unrecognized tax benefits was $8.1 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. However, we believe that it is reasonably possible that our unrecognized tax benefits will decrease between $1.2 million and $1.8 million in the next twelve months as a result of settlements with taxing authorities and the expiration of the statute of limitations.

Recently Issued Accounting Standards

        Refer to the discussion at Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2011. The estimated average maturity of our investment portfolio is less than one year. As of June 30, 2011, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

        During the six months ended June 30, 2011, we derived nearly 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during the six months ended June 30, 2011. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $8.5 million for the six months ended June 3, 2011. Based upon the expenses for the six months ended June 30, 2011, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2011, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        Other than the inclusion of this new risk factor, we do not believe that the risk factors below have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in Part I, Item 1A of our most recent Annual Report on Form 10-K.

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

        Natural or other disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations, or the operations of our business partners and customers, or result in economic instability that may negatively impact our operating results and financial condition. Our corporate headquarters and many of our operations are located in California, a seismically active region, potentially exposing us to greater risk of natural disasters. Also, the implications from ongoing events and widespread damage to Japan's infrastructure, consumer confidence and overall economy resulting from the earthquake on March 11, 2011 and the associated tsunami remain unclear. Although we cannot fully assess the financial impact of these ongoing events at this time, we believe that our future operating results could be negatively impacted. In addition, our operating results may be further negatively impacted by, among other things, the rolling electrical blackouts and certain industry wide shutdowns now occurring in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within Japan.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2011, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2011 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2011 through April 30, 2011	—	—		—	—
May 1, 2011 through May 31, 2011	1,163	$43.27		—	1,000,000
June 1, 2011 through June 30, 2011	300,000	$41.41		300,000	700,000

Total	301,163	$41.42	(2)	300,000	700,000

Notes:

(1)
Consists of (i) shares repurchased in open-market transactions pursuant to a Board of Directors authorization for us to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors, and (ii) shares repurchased and retired from employees to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended June 30, 2011.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan.#
10.2	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson.#
10.3	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne.#
10.4	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher.#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Extension Definition‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

‡
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: August 8, 2011	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 8, 2011	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan.#
10.2	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson.#
10.3	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne.#
10.4	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher.#
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Extension Definition‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

‡
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.