Form 10-Q
period 2011-09-30
DTS, INC.
filed 2011-11-07
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

         As of October 28, 2011 a total of 16,703,150 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,945	$41,744
Short-term investments	50,850	54,387
Accounts receivable, net of allowance for doubtful accounts of $334 and $226 at September 30, 2011 and December 31, 2010, respectively	3,342	6,078
Deferred income taxes	5,447	5,551
Prepaid expenses and other current assets	1,640	1,666
Income taxes receivable, net	2,814	2,099

Total current assets	99,038	111,525
Property and equipment, net	33,258	33,638
Intangible assets, net	6,839	7,525
Goodwill	1,257	1,257
Deferred income taxes	11,826	12,192
Long-term investments	2,635	5,313
Other assets	1,643	845

Total assets	$156,496	$172,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,103	$774
Accrued expenses	4,350	9,659
Deferred revenue	2,015	5,698

Total current liabilities	7,468	16,131
Other long-term liabilities	8,038	8,596
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2011 and December 31, 2010; 20,503 and 20,325 shares issued at September 30, 2011 and December 31, 2010, respectively; 16,703 and 17,325 shares outstanding at September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	189,625	180,708
Treasury stock, at cost—3,800 and 3,000 shares at September 30, 2011 and December 31, 2010, respectively	(101,733)	(74,923)
Accumulated other comprehensive income	614	491
Retained earnings	52,481	41,289

Total stockholders' equity	140,990	147,568

Total liabilities and stockholders' equity	$156,496	$172,295

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$20,546	$21,041	$67,910	$60,237
Cost of revenue	217	321	643	1,231

Gross profit	20,329	20,720	67,267	59,006
Operating expenses:
Selling, general and administrative	12,784	12,238	39,608	36,364
Research and development	3,364	2,842	9,759	8,157

Total operating expenses	16,148	15,080	49,367	44,521

Operating income	4,181	5,640	17,900	14,485
Interest and other income, net	348	32	322	383

Income from continuing operations before income taxes	4,529	5,672	18,222	14,868
Provision for income taxes	1,627	2,255	7,030	5,975

Income from continuing operations	2,902	3,417	11,192	8,893
Income (loss) from discontinued operations, net of tax	—	(9)	—	994

Net income	$2,902	$3,408	$11,192	$9,887

Net income per common share:
Basic:
Continuing operations	$0.17	$0.20	$0.65	$0.52
Discontinued operations	—	—	—	0.06

Net income	$0.17	$0.20	$0.65	$0.58

Diluted:
Continuing operations	$0.17	$0.19	$0.63	$0.50
Discontinued operations	—	—	—	0.06

Net income	$0.17	$0.19	$0.63	$0.56

Weighted average shares used to compute net income per common share:
Basic	16,910	16,897	17,131	17,053

Diluted	17,434	17,655	17,768	17,793

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$11,192	$9,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,867	3,659
Gain on sale of assets from discontinued operations	—	(2,000)
Stock-based compensation charges	6,756	5,366
Deferred income taxes	470	128
Tax benefits from stock-based awards	76	768
Excess tax benefits from stock-based awards	(30)	(699)
Other	362	59
Changes in operating assets and liabilities:
Accounts receivable	2,633	(1,199)
Prepaid expenses and other assets	(809)	(136)
Accounts payable, accrued expenses and other liabilities	(4,622)	3,138
Deferred revenue	(4,643)	4,835
Income taxes receivable	(715)	(250)

Net cash provided by operating activities	14,537	23,556

Cash flows from investing activities:
Purchases of held-to-maturity investments	(36,583)	(42,637)
Purchases of available-for-sale investments	(12,888)	—
Maturities of held-to-maturity investments	55,686	30,877
Sales of available-for-sale investments	—	2,250
Proceeds from the sale of assets from discontinued operations	—	2,000
Purchase of property and equipment	(2,443)	(2,574)
Purchase of intangible assets	(413)	(2,296)

Net cash provided by (used in) investing activities	3,359	(12,380)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	3,596	8,425
Repurchase and retirement of common stock for restricted stock tax withholdings	(1,511)	(813)
Excess tax benefits from stock-based awards	30	699
Purchase of treasury stock	(26,810)	(28,358)

Net cash used in financing activities	(24,695)	(20,047)

Net decrease in cash and cash equivalents	(6,799)	(8,871)
Cash and cash equivalents, beginning of period	41,744	42,222

Cash and cash equivalents, end of period	$34,945	$33,351

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at September 30, 2011, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 3, 2011.

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

        In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of September 30, 2011	As of December 31, 2010
Cash and cash equivalents:
Cash	$13,775	$14,840
Money market accounts	17,265	17,846
U.S. government and agency securities	3,803	5,553
Municipal securities	102	3,505

Total cash and cash equivalents	$34,945	$41,744

Short-term investments:
Available-for-sale securities:
U.S. government and agency securities	$11,396	$—
Held-to-maturity securities:
Certificates of deposit	1,743	2,018
Commercial paper	2,573	5,648
U.S. government and agency securities	24,209	34,084
Municipal securities	10,929	12,637

Total short-term investments	$50,850	$54,387

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$1,492	$—
Held-to-maturity securities:
Certificates of deposit	—	104
U.S. government and agency securities	—	5,051
Municipal securities	1,143	158

Total long-term investments	$2,635	$5,313

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The contractual maturities of investments at September 30, 2011 are as follows:

Available-for-sale securities:
Due within one year	$11,396
Due after one year and through five years	1,492

12,888
Held-to-maturity securities:
Due within one year	39,454
Due after one year and through five years	1,143

40,597

Total investments	$53,485

        For additional information on investments classified as available-for-sale, refer to Footnote 4 of the consolidated financial statements, "Fair Value Measurements."

Note 4—Fair Value Measurements

        During the second quarter of 2011, the Company began purchasing and classifying certain investments in U.S. government and agency securities as available-for-sale, and thus, these securities are required to be measured at fair value on a recurring basis. All other investments are classified as held-to-maturity and reported at amortized cost.

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

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy as of September 30, 2011.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets, measured at fair value on a recurring basis as of September 30, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
Available-for-sale securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency securities	$12,888	$—	$12,888	$—

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of September 30, 2011	As of December 31, 2010
Land	$6,600	$6,600
Building and improvements	21,226	21,057
Machinery and equipment	3,269	2,854
Office furniture and fixtures	5,613	5,045
Leasehold improvements	2,218	1,527
Software	5,887	5,647

	44,813	42,730
Less: Accumulated depreciation	(11,555)	(9,092)

Property and equipment, net	$33,258	$33,638

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

Note 7—Income Taxes

        For the three months ended September 30, 2011, the Company recorded an income tax provision of $1,627 on pre-tax income from continuing operations of $4,529. For the nine months ended September 30, 2011, the Company recorded an income tax provision of $7,030 on pre-tax income from continuing operations of $18,222, which resulted in an annualized effective tax rate of 39%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for U.S. federal and state tax audits, partially offset by the reversal of reserves for U.S. federal and foreign audit issues that have been effectively settled and the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate.

        Other long-term liabilities at September 30, 2011 and December 31, 2010, included unrecognized tax benefits of $7,626 and $7,271, respectively, for both domestic and foreign issues. The net increase of $355 was due primarily for uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiary and California income apportionment methodology. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The Internal Revenue Service ("IRS") is examining the Company's 2007 federal income tax return, including certain prior period carryforwards. In addition, the California Franchise Tax Board ("FTB") is conducting a state tax examination for the years 2004 and 2005. The Company disagrees with and has protested certain adjustments proposed by the IRS and FTB, and thus, has filed separate appeals. The timing of the ultimate resolution of these matters cannot be reasonably estimated.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2011 and 2010, withholding taxes were $1,157 and $1,209, respectively. For the nine months ended September 30, 2011 and 2010, withholding taxes were $3,944 and $3,516, respectively.

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

Note 9—Comprehensive Income

        At September 30, 2011 and December 31, 2010, accumulated other comprehensive income was comprised mostly of foreign currency translation.

        Comprehensive income for the three months ended September 30, 2011 and 2010 was $2,953 and $3,438, respectively. Comprehensive income for the nine months ended September 30, 2011 and 2010 was $11,315 and $9,917, respectively.

Note 10—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$1,730	$2,367	$7,480	$5,906
International	18,816	18,674	60,430	54,331

Total revenue	$20,546	$21,041	$67,910	$60,237

        The following table sets forth net long-lived tangible assets by geographic area:

	As of September 30, 2011	As of December 31, 2010
United States	$30,949	$32,207
International	2,309	1,431

Total long-lived tangible assets, net	$33,258	$33,638

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Discontinued Operations

        The following table presents expense and tax information for discontinued operations during the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Pre-tax income (loss)	$—	$(15)	$—	$1,612
Income tax provision (benefit)	—	(6)	—	618

Income (loss) from discontinued operations, net of tax	$—	$(9)	$—	$994	(1)

(1)
This income from discontinued operations resulted primarily from a settlement of contingent purchase price consideration with the buyer of the Company's former digital cinema business.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per common share:
Numerator:
Income from continuing operations	$2,902	$3,417	$11,192	$8,893
Income (loss) from discontinued operations	—	(9)	—	994

Net income	$2,902	$3,408	$11,192	$9,887

Denominator:
Weighted average common shares outstanding	16,910	16,897	17,131	17,053

Continuing operations	$0.17	$0.20	$0.65	$0.52
Discontinued operations	—	—	—	0.06

Basic net income per common share	$0.17	$0.20	$0.65	$0.58

Diluted net income per common share:
Numerator:
Income from continuing operations	$2,902	$3,417	$11,192	$8,893
Income (loss) from discontinued operations	—	(9)	—	994

Net income	$2,902	$3,408	$11,192	$9,887

Denominator:
Weighted average shares outstanding	16,910	16,897	17,131	17,053
Effect of dilutive securities:
Common stock options	442	613	538	602
Restricted stock	81	129	97	119
ESPP	1	16	2	19

Diluted shares outstanding	17,434	17,655	17,768	17,793

Continuing operations	$0.17	$0.19	$0.63	$0.50
Discontinued operations	—	—	—	0.06

Diluted net income per common share	$0.17	$0.19	$0.63	$0.56

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Net Income Per Common Share (Continued)

        For the three months ended September 30, 2011 and 2010, 612 and 360 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, 371 and 322 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 13—Common Stock Repurchases

        In May 2011, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 2011, the Company has repurchased 800 shares of its common stock, for an aggregate of $26,810, under this authorization.

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

Overview

        We are a leading provider of high-quality branded entertainment technologies, which are incorporated into an array of entertainment products by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players, set-top-boxes or STBs, mobile phones, tablets and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in movies, sporting events, television shows and music content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience from products subject to physical limitations, such as TVs, PCs, smartphones and tablets.

        We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

        Generally, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, copyrights, trademarks or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenue from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

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

Executive Summary

Financial Highlights

  •
  Revenues decreased $0.5 million for the three months ended September 30, 2011, compared to the same prior year period. Revenues increased $7.7 million for the nine months ended September 30, 2011, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $1.1 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same prior year periods.

  •
  Royalties from Blu-ray product markets increased 21% and 40% for the three and nine months ended September 30, 2011, respectively, compared to the same prior year periods.

  •
  Royalties from network connected markets increased 45% and 39% for the three and nine months ended September 30, 2011, respectively, compared to the same prior year periods.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, online networked devices, broadcast, video game console, mobile handset and tablet markets, as well. We have seen the acceleration of the market for high-definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and approach DVD pricing, content availability increases and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3-D content.

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth from this market is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of digital media player, network connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products.

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

Results of Continuing Operations

  Revenues

	2011	2010	$	%
	($ in thousands)
Three months ended September 30,	$20,546	$21,041	$(495)	(2)%
Nine months ended September 30,	$67,910	$60,237	$7,673	13%

        Revenues for the three and nine months ended September 30, 2011, compared to the same prior year periods, included decreases of $1.1 million and $1.6 million, respectively, in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Excluding royalty recoveries, the increase in revenues for the three months ended September 30, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network connected markets. Blu-ray related royalties comprised over 30% and 25% of revenue for the three months ended September 30, 2011 and 2010, respectively. In dollar terms, these royalties were up 21% for the three months ended September 30, 2011, compared to the same prior year period. Royalties from network connected markets comprised over 15% and 10% of revenue for the three months ended September 30, 2011 and 2010, respectively. The growth in these markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Partially offsetting these increases in revenues were continuing declines in DVD related royalties. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network connected markets, as we expand our footprint in terms of both products and geographies served.

        The increase in revenues for the nine months ended September 30, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties, royalties from network connected markets and increases in royalties from the broadcast market. Blu-ray related royalties comprised over 35% and 25% of revenue for the nine months ended September 30, 2011 and 2010, respectively. In dollar terms, these royalties were up 40% for the nine months ended September 30, 2011, compared to the same prior year period. Royalties from network connected markets comprised over 15% and 10% of revenue for the nine months ended September 30, 2011 and 2010, respectively. The growth in these markets results from a growing consumer interest in network connected consumer electronic products that access on-line content. Royalties from the broadcast market increased 44% for the nine months ended September 30, 2011, compared to the same prior year period, due primarily to the recognition of deferred revenue upon the completion of our obligations under a certain agreement. Partially offsetting these increases were continuing declines in DVD related royalties.

  Gross Profit

	2011	%	2010	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended September 30,	$20,329	99%	$20,720	98%	1%
Nine months ended September 30,	$67,267	99%	$59,006	98%	1%

        The increase in consolidated gross profit percentage for the three and nine months ended September 30, 2011, compared to the same prior year periods, resulted from the completion of certain amortization.

        We expect consolidated gross margins to remain in this range for 2011.

  Selling, General and Administrative ("SG&A")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended September 30,	$12,784	$12,238	$546	4%
% of Revenue	62%	58%
Nine months ended September 30,	$39,608	$36,364	$3,244	9%
% of Revenue	58%	60%

        The dollar increase in SG&A for the three months ended September 30, 2011, compared to the same prior year period, was primarily due to increased advertising and travel related expenses for tradeshows and related activities. Employee related costs, including expanded operations, increased headcount and stock-based compensation, also increased, but these costs were offset by a change in our estimate for certain incentive compensation costs.

        The dollar increase in SG&A for the nine months ended September 30, 2011, compared to the same prior year period, was primarily due to an increase in employee related costs, including expanded operations, increased headcount and stock-based compensation, that was partially offset by the aforementioned change in estimate. Other increases include advertising and travel related expenses for tradeshows and related activities.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended September 30,	$3,364	$2,842	$522	18%
% of Revenue	16%	14%
Nine months ended September 30,	$9,759	$8,157	$1,602	20%
% of Revenue	14%	14%

        The dollar increase in R&D for the three and nine months ended September 30, 2011, compared to the same prior year periods, was primarily due to an increase in employee related costs, including expanded operations, increased headcount and stock-based compensation, that was partially offset by a change in our estimate for certain incentive compensation costs. Other increases include travel and consultant related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income, Net

			Change
	2011	2010	$	%
	($ in thousands)
Three months ended September 30,	$348	$32	$316	988%
Nine months ended September 30,	$322	$383	$(61)	(16)%

        The increase in interest and other income, net, for the three months ended September 30, 2011, compared to the same prior year period, was due to a write-off of certain accrued liabilities related to a terminated agreement.

        The decrease in interest and other income, net, for the nine months ended September 30, 2011, compared to the same prior year period, was due to the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and lower interest income, partially offset by the aforementioned write-off.

  Income Taxes

	2011	2010
	($ in thousands)
Three months ended September 30,	$1,627	$2,255
Effective tax rate	36%	40%
Nine months ended September 30,	$7,030	$5,975
Effective tax rate	39%	40%

        Our effective tax rate is based upon a projection of annual fiscal year results, and these rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for U.S. federal and state audits, partially offset by the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate. Our effective tax rate for the three and nine months ended September 30, 2011 was also partially offset by the reversal of reserves for U.S. federal and foreign audit issues that have been effectively settled.

Liquidity and Capital Resources

        At September 30, 2011, we had cash, cash equivalents and short-term investments of $85.8 million, compared to $96.1 million at December 31, 2010. At September 30, 2011, $44.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $14.5 million and $23.6 million for the nine months ended September 30, 2011 and 2010, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the nine months ended September 30, 2011 and 2010, were largely impacted by income from operations, partially offset by certain non-cash items. The operating cash flows during the nine months ended September 30, 2011, were also impacted by the recognition of deferred revenue and the timing of payment for certain liabilities. The operating cash flows during the nine months ended September 30, 2010, were also impacted by increases in deferred revenue arising primarily from payments for licensing audio technology received in advance of the culmination of the earnings process.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash provided by investing activities totaled $3.4 million for the nine months ended September 30, 2011. Net cash used in investing activities totaled $12.4 million for the nine months ended September 30, 2010, respectively. Investing activities for the nine months ended September 30, 2011 and 2010, were primarily impacted by investment maturities and purchases, respectively, partially offset by investment activities.

        Net cash used in financing activities totaled $24.7 million and $20.0 million for the nine months ended September 30, 2011 and 2010, respectively, which resulted primarily from the purchase of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans.

  Common Stock Repurchases

        In May 2011, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2011, we have repurchased 0.8 million shares of our common stock, for an aggregate of $26.8 million, under this authorization.

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

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2010, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of September 30, 2011, our total amount of unrecognized tax benefits was $7.6 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to the discussion at Footnote 2 of the consolidated financial statements, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2011. The estimated average maturity of our investment portfolio is less than one year. As of September 30, 2011, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes.

        During the nine months ended September 30, 2011, we derived nearly 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during the nine months ended September 30, 2011. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $12.8 million for the nine months ended September 30, 2011. Based upon the expenses for the nine months ended September 30, 2011, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2011, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        The market for our technologies, products, and services is characterized by:

  •
  rapid technological change;

  •
  new and improved product introductions;

  •
  changing customer demands;

  •
  evolving industry standards; and

  •
  product obsolescence.

        Our future success depends upon our ability to enhance our existing technologies, products, and services and to develop acceptable new technologies, products, and services on a timely basis. The development of enhanced and new technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our technologies, products and services becoming obsolete.

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

        Except for Blu-ray products, where our technology is mandatory, we are dependent upon our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for music, videos, and games—to incorporate our technologies into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technologies, trademarks or services. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future.

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

  Our business is highly dependent upon the growth in Blu-ray Disc products, and to the extent that consumer adoption of Blu-ray Disc products fails to materialize, our business will be adversely affected.

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

        As a result of a combination of internal growth and growth through acquisitions, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part upon the ability of our management team to manage any growth effectively. This will require our management to:

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

  Our business and prospects depend upon the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part upon our reputation for providing high-quality products, services and technologies to the consumer electronics products industry and the entertainment industry. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards.

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2007 federal income tax return, including certain prior period carryforwards, and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

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

  We are dependent upon our management team and technical talent.

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

        Most of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing agreements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part upon the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

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

        Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2011, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

  •
  unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

  •
  tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

  •
  difficulties in attracting and retaining qualified personnel and managing foreign operations;

  •
  competition from foreign companies;

  •
  dependence upon foreign distributors and their sales channels;

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Yen, Euro, CAD, RMB, KRW, HKD, TWD, SGD and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        Our capital requirements will depend upon many factors, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2011 through July 31, 2011	—	—		—	700,000
August 1, 2011 through August 31, 2011	349,451	$28.28		348,360	351,640
September 1, 2011 through September 30, 2011	151,640	$29.91		151,640	200,000

Total	501,091	$28.77	(2)	500,000	200,000

Notes:

(1)
Consists of (i) shares repurchased in open market transactions pursuant to a Board of Directors authorization for us to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors, and (ii) shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended September 30, 2011.

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

DTS, Inc.
Date: November 7, 2011	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 7, 2011	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer under Securities Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Extension Definition‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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