Form 10-K
period 2011-12-31
DTS, INC.
filed 2012-03-02
CIK 1226308

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2011 was approximately $691,020,660 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Stock Market LLC for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          As of February 24, 2012, 16,544,747 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant's proxy statement relating to the annual meeting of stockholders to be held on or about May 10, 2012.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2011
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

 PART I

Item 1.    Business

Company Overview

        Sound, long known to be a powerful driver of our emotional reaction to movies, music and games, is emerging as an important product differentiator, as consumers are watching and listening to more entertainment than ever before on a rapidly growing range of consumer electronic devices. After years of focus on video quality and usability features, industry professionals and consumers alike are realizing that sound is the next frontier in the technical advancement of the high-definition entertainment experience, and DTS has emerged as a premier audio solution provider for those experiences—anytime, anywhere, on any device.

        We are a leading provider of high-definition audio technologies that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of consumer electronics product applications, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones, tablets and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations in products, such as TVs, PCs and mobile electronics.

        The quality of our technology offerings, coupled with our reputation for delivering high-definition audio experiences to consumers, led the consumer electronics industry to mandate the use of DTS technology in all Blu-ray Disc players. We believe our mandatory position in this standard provides an important growth driver over the next several years. We also believe that cloud-based entertainment delivery will drive significant growth for us for many years to come. Our goal is to become an essential ingredient in high-definition entertainment experiences by incorporating our technology into every device that plays or delivers high-definition entertainment.

        We were founded in 1990 and received a key strategic investment in 1993 from a variety of investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets. In 1996, we launched our consumer technology licensing business, in which we license our technology to consumer electronics manufacturers. To date, we have entered into licensing agreements with substantially all of the world's major consumer electronics manufacturers. We also license our technology to many major semiconductor manufacturers. Our technology, trademarks, copyrights and know-how have been incorporated in hundreds of millions of consumer electronics products worldwide.

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

        DTS has significantly broadened its market reach with new customers in the TV, broadcast, PC, and mobile markets as the trend to network-connected devices and commercial digital download and streaming content gained momentum.

        We develop, market, license and sell our proprietary technology, copyrights, trademarks and services for the following consumer markets:

  •
  Home theater and consumer electronics devices, such as audio/video receivers, home-theater-in-a-box systems, soundbars, Blu-ray Disc and DVD players;

  •
  Home media network devices such as digital media players/adapters and network-enabled televisions;

  •
  Game consoles such as Sony's PlayStation 3, or PS3, which has an internal Blu-ray Disc drive;

  •
  Home digital broadcast receivers such as set-top boxes;

  •
  Personal media devices, such as mobile phones, tablets and other portable media devices;

  •
  Personal computers, including software applications, PC-based hardware products for home theaters, some of which may use Blu-ray Disc drives;

  •
  Car audio/video devices such as in-car infotainment systems, including navigation systems;

  •
  Audio signal processing software solutions for digital and high-definition audio radio services;

  •
  Professional audio products for encoding and decoding high-definition content in our proprietary format; and

  •
  Audio encoding and enhancement tools for live sports broadcasting in North America and Europe.

Industry Background

        Movie soundtracks were originally presented in mono, or one-channel, audio. In the mid-1970s, stereo was introduced. Stereo consists of two channels and presents sound through discrete left and right speakers. Stereo was followed by matrix technology that allowed an inexpensive two-track system to bring better sound to a large number of movie theaters. However, matrix technology allows only limited audio quality enhancement and channel separation over stereo. In the early 1990s, the listening experience of cinema audiences was significantly enhanced through the introduction of high-definition surround sound audio technology, typically with 5.1 discrete channels.

        Over the past 20 years, the entertainment industry has shifted to take advantage of many technical trends and innovations, including:

  •
  the transition from analog to digital content;

  •
  the transition from standard definition to high-definition content;

  •
  advancements in digital coding;

  •
  new modes of transmission and significant increases in bandwidth;

  •
  large increases in computing power, processing power and storage with corresponding reductions in cost;

  •
  growth in broadband speed and subscriber base;

  •
  an increase in the types of devices for content playback with matching reductions in cost;

  •
  the convergence of features and content into devices to create new ways of consuming digital entertainment content;

  •
  the conversion from optical media to network delivery, via streaming and downloading; and

  •
  the transition from physical to cloud-based storage.

        These trends and innovations helped create a technical foundation for the widespread adoption of digital and high-definition entertainment.

  Proliferation of Home Theater Systems

        Home theater systems generally consist of a display, a Blu-ray Disc or DVD player, an audio/video receiver with as many as seven discrete full-range audio channels, plus a channel dedicated to low frequency effects known as a subwoofer, as presented in the following diagram.

        Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for high-definition home theater systems has been fueled by:

  •
  the high-definition experience in movie theaters;

  •
  the general decline in prices for home theater equipment;

  •
  the widespread availability of Blu-ray Discs and DVD with high-definition soundtracks;

  •
  the proliferation of high-definition cable and satellite channels;

  •
  the wide availability of high-definition audio in advanced game consoles;

  •
  the growth of high-definition flat panel displays or televisions;

  •
  the growth of high-definition content streaming services; and

  •
  the growth in portable media devices with high-definition content.

  Proliferation of Blu-ray Disc Systems

        Blu-ray Disc players, including stand-alone players and game consoles, are a significant driver of our revenues and future growth. Based on information from the Digital Entertainment Group, IHS Screen Digest and other data sources, we estimate that over 120 million Blu-ray devices, including stand-alone players, PCs and game consoles, have been sold worldwide since their launch in November 2006. In the U.S. alone, Blu-ray household penetration reached 34% in 2011, up from 24% in 2010. According to the Consumer Electronics Association, or CEA, U.S. Blu-ray player unit shipments in the fourth quarter of 2011 are estimated to be up 15% compared to the same prior year period. Almost all Blu-ray players are now network-enabled and a number of models are 3D-capable. According to NPD, network-enabled Blu-ray players in the United States have grown in volume from 13% of units sold in 2008 to 99% in 2011. A growing number of network-enabled Blu-ray players are now being utilized to stream media. In a recent study by Parks Associates, a market research company, 50% of U.S. broadband Blu-ray households now connect their Blu-ray players to access on-line content. At retail, Blu-ray players are now mainstream and with promotional prices as low as $39.99 during the 2011 holiday season, they are now competitively priced for mass market accessibility.

        Aiding in the growth and adoption of Blu-ray is the decreasing cost of Blu-ray movies relative to DVD movies. According to Screen Digest, in 2009, the average price for a Blu-ray and DVD movie was $25 and $13, respectively, and in 2012, the average price for a Blu-ray and DVD movie is expected to be $20 and $11, respectively. At retail, shelf space for both hardware and content is rapidly shifting from DVD to Blu-ray.

        Blu-ray Disc annual sales in the U.S. have now reached $2 billion dollars, representing more than 11% of overall home entertainment sales, an increase of 20% compared to the previous year. Year-end numbers for 2011 show that Blu-ray movie sales in the U.S. grew by 67% with 127 million units sold to consumers. There are now more than 5,000 unique Blu-ray titles available in the U.S. market. According to Blu-ray.com, over 3,000 of the Blu-ray releases in North America include a DTS-HD Master Audio soundtrack. In fact, according to Nielsen, a market research company, 86% of the top 100 Blu-ray titles sold in 2011, including nine out of the top ten movies in 2011, were encoded with DTS-HD Master Audio.

        UltraViolet™ is the latest method for digital delivery of entertainment content and, since its launch in 2011, Blu-ray has been the primary entry point to authenticate access to UltraViolet™. Within the first three months of launch, there were 750,000 UltraViolet™ household accounts, which let consumers purchase Blu-ray movies, send content to a digital locker in the cloud, and then access that content on virtually any playback device. Together, the major Hollywood studios have released 19 UltraViolet™-enabled Blu-ray titles and plan to release hundreds more in 2012.

  Emergence of Robust New Markets for High-Definition Entertainment Technologies

        High-definition sound is further extending into a growing number of consumer electronics environments, including homes, cars, personal computers, video game consoles, mobile phones, portable media devices, digital media players, and various forms of broadcast television products. Content providers in the film, television, music and video game markets have recognized that a substantial market opportunity exists for high-definition audio entertainment content.

        Car audio, personal computer, and video game console manufacturers are increasingly incorporating high-quality audio capability into their products. Virtual surround sound technology, which allows listeners to enjoy a simulated surround sound experience using two speakers or headphones, is also being incorporated into stereo home audo/video, or Home AV, devices such as televisions, soundbars, portable device docking stations as well as portable media players, including mobile phones, tablets and laptop PCs. These markets represent significant growth opportunities as content providers and consumers become more familiar with the capability of high-definition audio to enhance the entertainment experience.

        Home networks, connected devices, cloud-based content and digital broadcast products/markets will also represent significant future opportunities for deployment of our technologies and the delivery of high-definition entertainment. Target markets include broadcast hardware, set-top-boxes, televisions and other network-connected devices.

        With a regulatory demand for broadcasters to adopt digital distribution around the globe, we see increasing demand for our broadcast technology solutions that allow operators to simultaneously interoperate and distribute audio on multiple media platforms. Furthermore, the proliferation of digital media distribution creates new demand for playback enhancement technologies for televisions, PCs, mobile phones and portable media players alike.

        Key technology trends that will support and enable the growth of these entertainment products and technologies include:

  •
  faster broadband speeds;

  •
  enhanced capacity for hard disk and flash memory storage;

  •
  growth in processor speeds;

  •
  increased wireless bandwidth;

  •
  cloud media services for on-line back-up protection; and

  •
  the ability to access cloud-based content on multiple devices and in multiple locations.

  Shift to Network-Based Content

        Movie and music content for the last 15 years has been primarily purchased and consumed via optical media, such as Blu-ray, DVD, and CD. Today, these are still the dominant way consumers acquire and watch or listen to their favorite content. However, with the growth of the internet and home computer usage over the last ten years, a shift to home network and cloud-based content acquisition has occurred, including the recent trend toward full movie and music downloading and streaming services becoming mainstream.

        Responding to consumer demand, consumer electronics products beyond the traditional PC have added networking features to support the shift to cloud-based content. This adoption of network support in mainstream consumer electronics products, such as Blu-ray players, TVs, game consoles, mobile phones, etc., has facilitated the consumer demand to be able to use content in multiple formats, on multiple devices, and in multiple locations. This requirement for broad content portability and support opens up many large, new markets to new media formats, such as high-definition audio, that had not been previously supported. The fundamental structure of the content ecosystem is changing to a focus on portability and ease-of-use combined with higher quality audio and video, and this significantly expands the market for digital media format technologies, such as those provided by DTS. According to DisplaySearch, in 2011 more than 27% of digital displays or TVs shipped worldwide were network-connected, a figure that is expected to rise to 55% by 2015.

        As the transition of digital delivery accelerates, a key focus of ours in 2011 was entering into strategic partnerships with top streaming technology companies in order to enable content delivery to as many connected devices as possible, thereby enabling growth in licensing opportunities. In response to this growing demand and in conjunction with Digital Rapids, we recently announced new tool offerings to support the Digital Entertainment Content Ecosystem's (DECE) UltraViolet™ standard. These tools serve the standard's goal to combine the benefits of cloud access with the power of an open, industry standard—empowering consumers to use multiple content services and device brands interchangeably, at home and on-the-go.

        In 2011, we also announced our collaboration with Adobe to bring the DTS premium audio experience to upcoming connected TVs and Blu-ray Players powered by Adobe® AIR® 3. This newest version of AIR will enable Flash®-based application experiences with high-definition video and up to 7.1 channels of best-in-class DTS surround sound. This collaboration further illustrates our strong commitment to creating high-quality audio experiences for consumers across any and every connected device.

DTS Technology Markets, Products and Services

        We provide technology that enables distribution of high-definition sound and audio processing for the following key markets: home AV, automotive, PC, broadcast, mobile electronics, professional content and other emerging consumer electronics markets. Importantly, DTS technology was selected by the consumer electronics industry as a mandatory audio format in the Blu-ray Disc optical media format. As a result, DTS decoding technology is being utilized, in at least two-channel form, in every product that incorporates a Blu-ray Disc drive. To date, our audio technologies have been embedded in hundreds of millions audio/video devices.

  Key Markets

  •
  Home AV.  The Home AV market includes audio/video receivers, televisions, soundbars, standalone Blu-ray disc and DVD players, including PS3, and other network-connected playback devices such as DMPs, that facilitate the home theater experience. This market represents our largest penetration into the consumer electronics industry, and it continues to present opportunities for continued growth. For example, our customer partnerships with Samsung, LG and Panasonic have helped enter us into the network-connected television market. This is one Home AV market example that presents growth opportunities for our high-definition sound compression and audio processing technologies.

  •
  Automotive.  The automotive market is comprised of in-car infotainment systems, which typically includes navigation systems. New vehicle production has grown from 60 million units in 2009 to 74 million units in 2010 and nearly 77 million units in 2011, and a growing percentage of consumers are purchasing new automobiles equipped with infotainment systems. As the trend toward network connectivity transitions into the automotive market, there is opportunity for us to benefit from the increase in demand for our technology beyond disc-based infotainment systems.

  •
  PC.  The PC market, composed of notebooks, netbooks, desktops, and All-In-One PCs, or AIOs, continues to grow, with notebooks leading the way. Consumers are increasingly using PCs as multi-media hubs, inclusive of Blu-ray Disc drives for high-definition playback, and DTS technology is found in all major software media players from vendors, such as CyberLink and Corel. With the launch of the first generation DTS encoder, now consumers can encode their own content into the DTS format and enjoy playback on DTS enabled devices. Furthermore, our audio processing technologies have been designed into and launched with key PC manufacturers, such as ASUS, Fujitsu, Onkyo and MSI to allow consumers to experience the best possible audio from a PC. In addition, PC manufacturers have adopted our PC programs across various platforms ranging from motherboards to AIOs to notebooks. With the new Ultrabook category, there are continuous opportunities to help our customers differentiate and improve audio experiences on a thin and light platform.

  •
  Broadcast.  The broadcast market is generally comprised of broadcast hardware and set-top-boxes, which bring digital and high-definition broadcasts into households. The comprehensive migration of national broadcasters to digital transmission, combined with growing interest in high-definition broadcast around the world has set the stage for increased demand for set-top-boxes and high-definition televisions over the next few years. We are actively working with broadcasters, operators, international standards organizations and set-top manufacturers to expand the penetration of our technology in this market in order to help them meet the increasing demand for high-definition audio delivery. During 2011, we announced a partnership with Free, a premier supplier of internet, telecom and television products and solutions in France, to integrate DTS high-definition sound technologies into Free's digital media player products, or Freebox devices. The launch of these products in 2011 into the French market provides an unparalleled home audio experience across multiple platforms.

  •
  Mobile Electronics.  The mobile market is the largest single consumer electronics device market in the world in terms of unit volume. We are currently focused on the high-value smartphone and tablet sub-segments of the mobile market. Also included within this market are other portable electronics, such as portable media players, or PMPs. Given the opportunities to improve the mobile audio experience through our audio solutions, we have recently licensed our audio technologies to key manufacturers, such as Pantech, LG and Huawei. Further, our audio processing technologies represent a large additional market opportunity, as the physical limitations of small-size and speaker location can be overcome through application of our advanced audio solutions.

  •
  Production Tools.  The production tools market consists primarily of motion picture studios, post production houses and authoring facilities that need customer centric service and tools. The availability of DTS formatted content drives consumer demand for the electronics that contain DTS technologies for playback. For example, in North America all major motion picture studios are now using the DTS-HD Master Audio Suite, which has resulted in us securing the primary audio tracks in the majority of Blu-ray titles. As cloud-based content delivery expands, we are focusing on growing streaming technologies and tools to enable DTS audio solutions in network-connected devices.

The DTS Solutions

        We provide a range of audio technologies focused around the reproduction and enhancement of high-definition audio. The company launched its surround sound format technology for the consumer market in 1996 and has continued to develop technology, providing solutions for Blu-ray, DVD, broadcast, and digital media delivery. In 2008, we moved into the audio processing market to provide technology and solutions for enhancing audio playback in a wide variety of devices and environments. Today, we have a complete range of audio playback solutions for media and consumer electronics providers, and we continue to expand through on-going research and development, as well as strategic partnerships with consumer electronics manufacturers and others within the digital media market.

  DTS Formats

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm, or codec, that is designed to capture, store, and reproduce audio signals. There are several technical considerations involved in this process, including sample frequencies, bit depth, and channel count. These factors affect the quality of audio presentation and are commonly managed through compression techniques.

        A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, bandwidth and economic challenges. We address these challenges by developing coding algorithms and products that reduce the amount of data required to store, transmit and reproduce the audio while maintaining the quality of the audio experience.

        The design, architecture, and implementation of our coding solutions are complex. Signal coding requires a thorough and combined understanding of the disciplines of electrical engineering, computer science, and psychoacoustics, coupled with significant practical experience. One of our key technical strengths has been our ability to develop a system that enables the transparent reproduction of an original audio signal, meaning that the reproduction sounds indistinguishable from its initial source.

        Using a core + extensions methodology, we designed the following attributes into the basic architecture of our Coherent Acoustics technology:

  •
  scalable, meaning that parameters such as data rate can be set over a very wide range, as applications require;

  •
  extensible, meaning that the structure itself accommodates additional data for enhancements both anticipated and unknown; and

  •
  backward compatible, meaning that extensions and enhancements do not preclude the ability of earlier decoders to play the core signal.

        DTS Digital Surround.    DTS Digital Surround was the first product based on the Coherent Acoustics technology specification. As the core of the Coherent Acoustics technology specification, DTS Digital Surround supports up to 5.1 channels of audio at up to 48kHz sampling rate and up to 1.5Mbps bit rate. From a content perspective, DTS Digital Surround is an optional format in the DVD standard. Utilizing the core + extension architecture of Coherent Acoustics, we expanded on the DTS Digital Surround offering to support 6.1 channels which adds a center back channel for added realism for discrete 6.1 surround sound on DVD. We also developed the only extended definition format for DVD that adds higher sampling rates (96 kHz) and greater bit resolution (24 bit) for even better sounding audio.

        DTS-HD.    DTS-HD is another extension to our DTS format technology and is made up of several format profiles and a transcoder. The main profile is the latest instantiation of the Coherent Acoustics technology specification that provides scalable audio formats with constant and variable bit rates as high as 24.5 Mbps for Blu-ray Disc, higher sampling frequencies up to 192 kHz, greater bit depths, additional channels (7.1 for Blu-ray, many more for other applications), and lossless audio capability, and is backward compatible with all existing DTS content. The transcoder consists of a DTS encoder which re-encodes audio data to DTS Digital Surround at 1.5 Mbps, ensuring content compatibility with the installed base of over 80 million AVRs deployed between 1997 and 2008 that have a Sony/Philips Digital Interconnect Format (SPDIF) input. DTS-HD Audio allows various levels of performance based on the capabilities of the home audio equipment used for playback:

        DTS Neural Surround.    DTS Neural Surround technology is an encoder/decoder technology that takes up to 7.1 channels of audio and using advanced techniques, including a feedback loop for optimal encoder performance, encodes the high-definition audio to stereo while maintaining the surround queues from the digital track. The two channel stereo audio can then be broadcast or carried on other media that is limited to stereo tracks. In the home, the DTS Neural Surround decoder then decodes the signal, up to 7.1 channels, providing a surround sound experience over a two channel distribution infrastructure. DTS Neural Surround is also widely deployed to enhance legacy stereo content for surround sound distribution for HDTV and as an effective method of surround audio encoding and decoding that seamlessly integrates surround sound in a stereo signal without use of a separate data stream.

        DTS Neo:X.    DTS Neo:X is our next generation matrix, or upmixing technology that can take various input configurations (2.0 up to 7.1) and produce a variety of flexible output channel configurations up to 11.1. DTS Neo:X can be used to create additional surround channels, extra width channels, or even height channels—all leading to a more immersive listening experience.

  Audio Processing

        Since the high-definition audio experience changed consumer listening habits and expectations, the consumer electronics marketplace has experienced a growing need for higher quality audio technology solutions. This has been magnified by the growth of HDTV, the use of personal computers as complete home entertainment devices, the proliferation of higher quality portable electronics, including smartphones and tablets, and shrinking form factors of many entertainment devices. We currently offer audio processing solutions that balance loudness levels between diverse multimedia sources, maximize acoustic power beyond the volume limits of small, thin consumer electronics products, enhance dialog clarity during playback, enhance low frequency content without distorting mid and high range frequencies, connect any audio stream from the PC to a home theater system, and deliver virtual surround sound effects from two speakers or headphones.

        Our newest generation of audio processing advances the technology across the audio chain—from input to output. This package is targeted for laptop PCs giving them full access to DTS content on Blu-ray or DVD with the matching audio processing designed to maximize the laptop entertainment experience. We currently offer audio processing solutions that provide adaptive dynamic enhancement to bring back the clarity in audio, improve low and high frequencies to maintain the desired natural timbre balance, improve microphone input in noisy environments by using beam forming, acoustic echo cancelation, and noise suppression, and environmental noise compensation that intelligently increases the volume output audio at specific frequencies to counteract noise detected in the listening environment.

  Complete Audio Solution Sets

        As we have developed more audio technologies, we now deliver complete audio solution packages to various markets. DTS Premium Suite and DTS UltraPC2 Plus are examples of these complete audio solutions. The DTS Premium Suite is part of a cooperative marketing agreement with Intel, signed in February of 2009, for the mobile PC platform. Through this arrangement, DTS and Intel bring a compelling set of audio enhancement technologies that improve audio performance while minimizing energy consumption in mobile PCs. For example, we partnered with Onkyo, ASUS and Fujitsu to include DTS Surround Sensation UltraPC into a wide range of their mobile and all-in-one PCs.

        The following table summarizes how each of our proprietary technologies and products relate to the various consumer markets that we serve.

Research and Development

        As demonstrated by our portfolio of industry-recognized, advanced technologies, we are centered on strong research and development abilities. We were founded with key research and development that solved customer problems with high-definition and differentiated solutions, and we continue to develop new technologies with that same goal in mind.

        As the company has grown, new technologies have not only been developed internally, but also acquired from outside sources. Our technologies, and the talent and knowledge that created it, are key elements of our research and development base and will continue to be a source of new solutions going forward.

        We have a group of 78 engineers and scientists, including 15 PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into existing and emerging products. We carry out research and development activities at our corporate headquarters in Calabasas, California and at our facilities in Los Gatos, California, Kirkland, Washington, Bangor, Northern Ireland, and Singapore.

        Our research and development expenses totaled approximately $13.5 million during 2011, $12.1 million during 2010 and $9.1 million during 2009. We expect that we will continue to commit significant resources to research and development applications engineering efforts in the future, particularly in support of our expansion across a wide variety of digital audio content and playback devices.

Intellectual Property

        We have developed and maintain a sizeable library of copyrighted software and other technical materials, both printed and digitized, as well as numerous trade secrets. We also have many individual patent families resulting in hundreds of individual patents and patent applications throughout the world.

        As a provider of high-definition audio technologies to markets worldwide, we believe it is extremely important to protect our technology through the use of copyrights, trademarks, patents, and trade secrets in many countries. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial markets of the world.

        Our audio technologies are embodied in the form of proprietary software to which we retain the copyrights. Accordingly, copyrights are an important component of our intellectual property.

        Our trademarks consist of many individual word marks, logos and slogans registered and in use throughout the world. The marks cover our various products, technology, improvements and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and, generally, are required to be used on licensed products to identify the technology in the device, to provide greater consumer awareness and to advance the sales of the licensed products bearing the trademarks. In addition to over one hundred trademark registrations, we also have numerous trademark applications pending worldwide, with additional marks in the pre-application phase.

        It is our general practice to file patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. A number of our patents have expiration dates ranging from 2015 to 2027. The patents that expire sooner primarily cover the process of producing media containing DTS and high-definition audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

Governmental and Industry Standards

        There are a variety of governmental and industry-related organizations that are responsible for adopting system and product standards. Standards are important in many technology-focused industries as they help to ensure compatibility of technologies across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring the existence of a particular technology or feature, or an optional basis, meaning that a particular technology or feature may be, but is not required to be, utilized.

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

        The majority of standards we actively participate in are produced by industry-related organizations. These bodies adopt standards based on industry evaluations and discussions across effected constituencies finalizing with consensus voting as to the best solution around which to standardize. The industry standards we participate in include the Alliance for Telecommunications Industry Solutions (ATIS), Advanced Television Systems Committee (ATSC), Telecommunications Technology Association

of Korea (TTA), Audio Engineering Society (AES), Blu-ray Disc Association (BDA), Consumer Electronics Association (CEA), Digital Entertainment Content Ecosystem (DECE), Digital Living Network Alliance (DLNA), Digital Video Broadcast (DVB), DVD Forum, The Khronos Group, GENIVI, High-Definition Multimedia Interface (HDMI), Open IPTV Forum (OIPF), Society of Cable Telecommunications Engineers (SCTE), and Society for Motion Picture and Television Engineers (SMPTE).

        Some standards bodies are now considering "open standards" that require all technologies included in the standard be included on non-proprietary and intellectual-property "free" technology platforms in which no company maintains ownership over the dominant technologies. We are actively engaging these bodies to determine how we may participate and the potential impact on our business model and future go to market strategies.

        We anticipate being involved in a number of other standards organizations as appropriate to facilitate the deployment of our technology.

Branding

        Since the first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993, content producers, consumer, electronic manufacturers and audio consumers have recognized the DTS trademark as a symbol of superior high-definition audio for motion pictures, home theaters, mobile phones, automobiles, PC's, televisions, and a wide variety of network-connected devices.

        A core part of our business strategy is to enhance and build strength in the DTS brand by encouraging use of our trademarks throughout the consumer electronics and entertainment industry so that professionals and consumers alike will know that they are delivering and enjoying a high-definition entertainment experience.

        We believe the strong adoption of DTS as a preferred audio format for Blu-ray and our further expansion into network-connected devices will continue to proliferate the DTS brand into expanding categories of consumer electronics and in turn grow the consumer appeal for the DTS brand. To accelerate this process, we work with content partners and consumer manufacturers to provide marketing programs that strengthen the brand by achieving greater consumer recognition that DTS is the audio solution provider for high-definition entertainment.

        The foundation of our marketing strategy is to broaden the awareness and reach of the DTS brand with consumers so that the DTS brand becomes a catalyst in expanding the use of our existing technologies in new markets and in commercializing new technologies to existing markets.

Licensing to Customers

        We have a licensing team headquartered in Limerick, Ireland that markets our technology directly to consumer electronics product manufacturers and to semiconductor manufacturers. We also have customer focused employees located in the United States, China, Hong Kong, Japan, the United Kingdom, South Korea, Taiwan and Singapore. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers, we can enhance our sales and business development efforts.

        We license our technology to consumer electronics product manufacturers primarily through a two step process:

  •
  Semiconductor Manufacturers.  First, we license to a substantial number of major semiconductor manufacturers the right to incorporate our technology in their semiconductors, or chips, and to sell these chips with DTS technology to our consumer electronics products manufacturer licensees.

  •
  Consumer Electronics Products Manufacturers.  Our business model typically provides for us to receive a per-unit royalty for products produced by the consumer manufacturer licensees that contain our technologies.

        As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for our product certification. Generally, we license on a non-exclusive, worldwide basis. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their records and quality standards. Licensees are generally required to display the appropriate DTS trademark on the products they manufacture.

        We have licensed our technologies and/or our trademarks to substantially all of the major consumer electronics products manufacturers worldwide. Collectively, these manufacturers have sold hundreds of millions of DTS-licensed consumer electronics products. Sony Corporation and Samsung Electronics Co., Ltd. accounted for 16% and 12%, respectively, of total revenues for the year ended December 31, 2011.

  Content Providers

        We have sold or provided our digital sound encoding software to many of the leading home video and music content providers and professional audio facilities enabling them to create high-definition DTS-enabled content. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronic products. To date, thousands of Blu-ray Disc and DVD titles have been produced with DTS high-definition audio tracks.

Seasonality of Business

        Generally, consumer electronics manufacturing activities are lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. The third and fourth quarters are typically the strongest in terms manufacturing output as our technology licensees increase their manufacturing output to prepare for the holiday buying season. Since recognition of revenues in our business generally lags manufacturing activity by one quarter due to the timing of licensee reporting to us, our revenues and earnings are generally lowest in the second quarter.

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

Competition

        We face strong competition in the consumer electronics market and expect competition to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets, among other things, high-definition audio products and services. Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships and inclusion in various industry standards provide it with a strong competitive position.

        In addition to Dolby, we compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Sony Corporation, Technicolor, SRS Labs, MPEG, open source solutions, such as Ogg Vorbis and Free Lossless Audio Codec, or FLAC, and various consumer electronics products manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, significantly greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free.

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

  •
  availability of encoding tools that deliver compatible high-definition audio content;

  •
  timeliness and relevance of new product introductions; and

  •
  relationships and distribution network for, production and post production operators providing content for digital broadcast.

        We have been successful in penetrating the consumer electronics markets and building and maintaining market share. A substantial portion of Blu-ray Disc titles includes DTS soundtracks. In fact, according to Nielsen, 86% of the top 100 Blu-ray titles sold in 2011, including nine out of the top ten movies in 2011, were encoded with DTS-HD Master Audio. Also, many top selling and premier edition DVDs contain high-definition soundtracks in our format, and a substantial majority of consumer electronics products with high-definition or surround sound audio capability incorporate our technology, trademarks or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.

        We believe there are significant barriers to entry in the consumer electronics products market, such as our mandatory status in the Blu-ray Disc format. Also, the standards relating to DVD are well established and support a limited number of technologies, including DTS Coherent Acoustics. Numerous other standards in which we participate support a limited number of technologies, including various DTS technologies.

Employees

        As of December 31, 2011, we had 258 employees, which includes 78 employees classified on our income statement as research and development and 180 classified as selling, general and administrative. Of the 258 total employees, 163 work in the United States and 95 work in our various international locations, including 60 in Asia and 35 in Europe. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain highly-qualified technical and management personnel. From time to time, we also employ independent contractors to support our product development, sales, marketing, business development, and information technology and administration organizations.

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

The on-line content delivery market could impact our ability to grow.

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

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service is examining our 2007 federal income tax return, including certain prior period carryforwards, and the State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of our foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2011, two customers accounted for 16% and 12%, respectively, of revenues from our continuing operations. Although we have agreements with many of our customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the year ended December 31, 2011, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their purchases from us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Yen, Euro, RMB, KRW, HKD, TWD, SGD and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

Our business and operations could suffer in the event of security breaches.

        Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and successful. These attempts can include introducing malware to computers and networks, impersonating authorized users, overloading systems and servers and data theft. While we seek to detect and investigate any security issue, in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal office is located in Calabasas, California, where we own real property, which includes an approximately 89,000 square foot building. We lease smaller facilities in other locations including the United States, Republic of Ireland, China, the United Kingdom, Japan, Korea, Taiwan and Singapore. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology and trademarks.

        We are not currently a party to any material legal proceedings. We may, however, become subject to lawsuits from time to time in the course of our business.

Item 4.    Mine Safety Disclosures

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the NASDAQ National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2010
First Quarter	$36.18	$25.95
Second Quarter	$35.59	$31.03
Third Quarter	$41.49	$31.48
Fourth Quarter	$49.96	$37.37
2011
First Quarter	$50.49	$44.05
Second Quarter	$48.15	$39.79
Third Quarter	$42.08	$20.93
Fourth Quarter	$32.58	$23.32

        As of January 31, 2012 there were approximately 4,055 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2011, we did not issue any securities that were not registered under the Securities Act of 1933.

 STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index for the five fiscal year period ending December 31, 2011, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2006 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 30, 2006	December 29, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 30, 2011
DTS, Inc.	$100.00	$105.70	$75.86	$141.42	$202.77	$112.61
NASDAQ Market Index	100.00	110.66	66.41	96.54	114.06	113.16
Russell 2000 Index	100.00	98.44	65.17	82.87	105.14	100.73

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

 ISSUER PURCHASES OF EQUITY SECURITIES

        Stock repurchase activity during the quarter ended December 31, 2011 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2011 through October 31, 2011	—		—		—	200,000
November 1, 2011 through November 30, 2011	142,329	(1)	$27.32		139,066	60,934
December 1, 2011 through December 31, 2011	65,776	(1)	$27.72		60,934	—

Total	208,105		$27.45	(2)	200,000	—

Notes:

(1)
Consists of (i) shares repurchased in open market transactions pursuant to a May 16, 2011 Board of Directors authorization for us to repurchase up to one million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors (through December 7, 2011, all shares of common stock under this authorization were repurchased, and are accounted for as treasury stock, for an aggregate cost of $32.3 million), and (ii) shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended December 31, 2011.

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

	For the Years Ended December 31,
	2011	2010		2009	2008		2007
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$96,922	$87,096		$77,722	$60,238		$53,073
Cost of revenue	860	1,583		1,766	1,179		1,276

Gross profit	96,062	85,513		75,956	59,059		51,797
Operating expenses:
Selling, general and administrative	52,904	49,035		48,717	36,794		33,116
Research and development	13,539	12,075		9,087	6,924		6,473
In-process research and development	—	—		—	1,090	(2)	—

Total operating expenses	66,443	61,110		57,804	44,808		39,589

Operating income	29,619	24,403		18,152	14,251		12,208
Interest and other income, net	311	418		1,063	2,418		2,704

Income from continuing operations before income taxes	29,930	24,821		19,215	16,669		14,912
Provision for income taxes	11,661	9,781		8,525	7,158		5,310

Income from continuing operations	18,269	15,040		10,690	9,511		9,602
Income (loss) from discontinued operations, net of tax	—	1,001	(1)	(88)	1,856	(3)	(30,041	)(4)

Net income (loss)	$18,269	$16,041		$10,602	$11,367		$(20,439)

Net income (loss) per common share:
Basic:
Continuing operations	$1.08	$0.88		$0.62	$0.54		$0.54
Discontinued operations	—	0.06		—	0.10		(1.69)

Net income (loss)	$1.08	$0.94		$0.62	$0.64		$(1.15)

Diluted:
Continuing operations	$1.04	$0.84		$0.60	$0.52		$0.52
Discontinued operations	—	0.06		—	0.11		(1.63)

Net income (loss)	$1.04	$0.90		$0.60	$0.63		$(1.11)

Weighted average shares used to compute net income (loss) per common share:
Basic	16,982	17,041		17,145	17,641		17,745

Diluted	17,575	17,805		17,689	18,145		18,418

(1)
Includes proceeds from a settlement and release agreement. For additional information regarding, refer to Footnote 10 of our consolidated financial statements, "Discontinued Operations."

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

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$85,641	$96,131	$75,351	$68,023	$85,402
Working capital	90,891	95,394	83,725	76,773	100,220
Total assets	159,470	172,295	154,218	137,678	138,217
Total long-term liabilities	7,886	8,596	5,862	3,783	2,716
Total stockholders' equity	145,802	147,568	141,824	125,289	120,812

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

Overview

        We are a leading provider of high-definition audio technologies that are incorporated into an array of consumer electonics devices by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones, tablets and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile electronics.

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

Executive Summary

Financial Highlights

  •
  Revenues for the quarter and year ended December 31, 2011 were $29.0 million and $96.9 million, respectively, which are all time quarterly and annual highs for us.

  •
  Revenues increased 11% for the year ended December 31, 2011, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $1.7 million for the year ended December 31, 2011, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets increased 31% for the year ended December 31, 2011, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 61% for the year ended December 31, 2011, compared to the same prior year period.

  •
  Gross profit percentage increased to 99% for the year ended December 31, 2011, compared to 98% for the same prior year period.

  •
  Operating income increased to 31% of revenues for the year ended December 31, 2011, compared to 28% of revenues for the same prior year period.

  •
  Diluted earnings per share from continuing operations increased to $1.04 for the year ended December 31, 2011, compared to $0.84 for the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand is extending into the car audio, personal computer, portable electronics, on-line networked devices, broadcast, video game console, mobile handset and tablet markets, as well. We have seen the acceleration of the market for high-definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers are more broadly embracing the Blu-ray technology as prices decline and approach DVD pricing, content availability increases and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3D content.

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

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether disk-based or on-line, which creates a substantial opportunity for our technologies to extend into network-connected products that may not have an optical drive. During the transition period, we expect that both optical media and on-line entertainment formats will continue to thrive.

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

    Other long-term liabilities, at December 31, 2011 and 2010, includes unrecognized tax benefits of $7.5 million and $7.3 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued each year.

Geographic Information

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
U.S.	$10,838	$9,805	$17,421
Japan	43,814	41,392	34,241
South Korea	22,549	21,148	14,414
Other international	19,721	14,751	11,646

Total international	86,084	77,291	60,301

Total revenues	$96,922	$87,096	$77,722

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region (in thousands):

	As of December 31,
	2011	2010	2009
U.S.	$30,496	$32,207	$32,494
International	2,304	1,431	1,391

Total long-lived tangible assets	$32,800	$33,638	$33,885

Results of Operations

Revenues

	Years Ended December 31,			2011 vs. 2010 Change		2010 vs. 2009 Change
	2011	2010	2009	$	%	$	%
	($ in thousands)
Revenues	$96,922	$87,096	$77,722	$9,826	11%	$9,374	12%

        Revenues for the year ended December 31, 2011, compared to the same prior year period, included a $1.7 million decrease in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the year ended December 31, 2010, compared to the same prior year period, included an $13.6 million decrease in royalty recoveries. This change in royalty recoveries related primarily to the settlement of legal matters with Zoran Corporation in 2009. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        The increase in revenues for the year ended December 31, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network-connected markets. Blu-ray related royalties comprised over 35% and 30% of revenue for the years ended December 31, 2011 and 2010, respectively. In dollar terms, these royalties were up 31% for the year ended December 31, 2011, compared to the same prior year period. Royalties from network-connected markets comprised over 15% and over 10% of revenue for the years ended December 31, 2011 and 2010, respectively. The growth in network-connected markets results from a growing consumer interest in consumer electronic products that access on-line content. Royalties from the car market also increased for the year ended December 31, 2011, compared to the same prior year period, due to some improvement in the auto industry and continued expansion of our technology into new car models. Partially offsetting these increases in revenues were continuing declines in DVD related royalties. We continue to be cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of the recent turmoil in the global economic environment. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

        The increase in revenues for the year ended December 31, 2010, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network-connected markets. Blu-ray related royalties comprised over 30% and 25% of revenue for the years ended December 31, 2010 and 2009, respectively. In dollar terms, these royalties were up 71% for the year ended December 31, 2010, compared to the same prior year period. Royalties from network-connected markets comprised over 10% and less than 5% of revenue for the years ended December 31, 2010 and 2009, respectively. The growth in network-connected markets results from a growing consumer interest in consumer electronic products that access on-line content. Royalties from the car market also increased for the year ended December 31, 2010, compared to the same prior year period, due to some improvement in the auto industry and continued expansion of our technology into new car models.

Gross Profit

	Years Ended December 31,
							Percentage point change in gross profit margin relative to prior year
	2011		2010		2009
	$	%	$	%	$	%	2011 vs. 2010	2010 vs. 2009
	($ in thousands)
Gross Profit	$96,062	99%	$85,513	98%	$75,956	98%	1%	0%

        Gross profit percentage for the years ended December 31, 2011, 2010 and 2009, remained fairly consistent.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2011	$52,904	55%	$3,869	8%
2010	$49,035	56%	$318	1%
2009	$48,717	63%

        The dollar increase in SG&A expenses for the year ended December 31, 2011, compared to the same prior year period, was primarily due to increases in professional services and employee related costs. Professional services increased due to audit and legal fees associated with the resolution of certain tax matters and increased media and public relations activities. Employee related costs increased due to expanded operations, increased headcount and stock-based compensation, but these increases were partially offset by a reduction in our accrual for certain incentive compensation costs. Also, travel related expenses increased due to increased sales and tradeshow activities.

        The dollar increase in SG&A expenses for the year ended December 31, 2010, compared to the same prior year period, was minor. However, this increase reflected several partially offsetting activities. The increase in employee related costs resulted primarily from expanded operations resulting from increased headcount as we expand to address a number of new markets and stock-based compensation. The increase in advertising and travel resulted primarily from increased tradeshow and sales activities. The increase in depreciation resulted primarily from our new corporate headquarters, as of November 2009. Partially offsetting these increases was a decrease in professional fees, which resulted largely from the Zoran litigation matters in the prior year period.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2011	$13,539	14%	$1,464	12%
2010	$12,075	14%	$2,988	33%
2009	$9,087	12%

        The dollar increase in R&D expenses for the year ended December 31, 2011, compared to the same prior year period, was primarily due to increases in consulting fees and employee related costs to support our expanded operations. The increase in employee related costs was primarily attributable to increased headcount, but this increase was partially offset by a reduction in our accrual for certain incentive compensation costs.

        The increase in R&D expenses for the year ended December 31, 2010, compared to the same prior year period, was primarily due to an increase in employee related costs resulting from expanded operations and severance costs for certain operations that were identified for wind down.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

Interest and Other Income, Net

	Years Ended December 31,			2011 vs. 2010 Change		2010 vs. 2009 Change
	2011	2010	2009	$	%	$	%
	($ in thousands)
Interest and other income, net	$311	$418	$1,063	$(107)	(26)%	$(645)	(61)%

        The decreases in interest and other income, net, for the years ended December 31, 2011 and 2010, compared to the same prior year periods, was primarily due to the decrease in interest income resulting from lower average interest rates and investment balances in 2011 and 2010. Given the uncertainty in the macro-economic environment and our significant cash outflows, we have been investing in shorter-term investments, which generally earn a lower yield. Also contributing to the decreases for the years ended December 31, 2010 and 2009, compared to the same prior year periods, were the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency. In 2011, we also wrote-off certain accrued liabilities related to a terminated agreement.

Income Taxes

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Provision for income taxes	$11,661	$9,781	$8,525
Effective tax rate	39%	39%	44%

        The effective tax rate for 2011 differed from the U.S. statutory rate of 35% primarily due to state income taxes, an increase in the reserve for uncertain tax positions, non-deductible stock-based compensation and the effect of different tax rates in foreign jurisdictions, partially offset by R&D credits.

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

        Our rates have historically differed from statutory rates due to varying foreign tax rates, tax exempt interest, and research and development credits.

Results of Discontinued Operations

	Years Ended December 31,			2011 vs. 2010 Change		2010 vs. 2009 Change
	2011	2010	2009	$	%	$	%
	($ in thousands)
Discontinued operations, net	$—	$1,001	$(88)	$(1,001)	(100)%	$1,089	(1238)%

        Our former digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively.

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

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2011, we had cash, cash equivalents, and short-term investments of $85.6 million, compared to $96.1 million at December 31, 2010. At December 31, 2011, $47.8 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $24.2 million, $39.0 million and $21.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the year ended December 31, 2011, 2010 and 2009, were largely impacted by income from operations, including certain adjustments for non-cash items. Partially offsetting the operating cash flows for the year ended December 31, 2011, were the recognition of certain deferred revenues, a reduction in our accrual for certain incentive compensation costs, the timing of payments for certain liabilities and other working capital activities. The operating cash flows for the year ended December 31, 2010, were also impacted by an increase in deferred revenues, the timing of payment for certain liabilities, including employee related costs, and an increase in our liabilities for uncertain tax positions. The operating cash flows for the year ended December 31, 2009, were also impacted by the timing of collection for certain receivables.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Cash provided by investing activities totaled $10.5 million for the year ended December 31, 2011, and were primarily impacted by investment maturities, net of purchases. Cash used in investing activities totaled $21.6 million and $5.8 million for the years ended December 31, 2010 and 2009, respectively. Cash used in investing activities for the year ended December 31, 2010, were primarily impacted by investment purchases, net of maturities and sales. Further, we are in the process of acquiring certain intangible assets, and a final payment of $1.2 million is due at the planned in service date for these assets in 2012. Cash used in investing activities for the year ended December 31, 2009, consisted primarily of capital expenditures associated with the purchase of certain real property and a building located thereon, which has been used as our new corporate headquarters since November 2009.

        For the years ended December 31, 2011 and 2010, cash used in financing activities was $29.5 million and $17.9 million, respectively, and primarily consisted of treasury stock purchases partially offset by proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits. For the year ended December 31, 2009, cash provided by financing activities was $0.4 million, and primarily consisted of proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits, partially offset by treasury stock purchases.

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

        In May 2011, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through December 7, 2011, all shares of common stock under this authorization were repurchased for an aggregate cost of $32.3 million.

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions.

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

Contractual Obligations and Commitments

        Future payments due under non-cancelable lease obligations and commitments at December 31, 2011 are described below (in thousands):

	Payments due by period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$1,207	$1,449	$596	$1,415	$4,667

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

        As of December 31, 2011, our total amount of unrecognized tax benefits was $7.5 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Recently Issued Accounting Standards

        Refer to the "Recent Accounting Pronouncements" discussion at Footnote 2 of the consolidated financial statements, "Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2011. The estimated average maturity of our investment portfolio is less than one year. As of December 31, 2011, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes.

        During the year ended December 31, 2011, we derived nearly 90% of our revenues from sales outside the U.S., and maintain research, sales, marketing, or business development offices in seven foreign countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during 2011. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $17.7 million in 2011. Based upon these expenses for 2011, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2011, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying consolidated balance sheets of DTS, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DTS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
DTS, Inc.

        We have audited DTS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DTS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on DTS, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, DTS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DTS, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 2, 2012

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,944	$41,744
Short-term investments	38,697	54,387
Accounts receivable, net of allowance for doubtful accounts of $251 and $226 at December 31, 2011 and 2010, respectively	5,322	6,078
Deferred income taxes	1,296	5,551
Prepaid expenses and other current assets	1,823	1,666
Income taxes receivable, net	2,591	2,099

Total current assets	96,673	111,525
Property and equipment, net	32,800	33,638
Intangible assets, net	6,549	7,525
Goodwill	1,257	1,257
Deferred income taxes	13,574	12,192
Long-term investments	6,922	5,313
Other assets	1,695	845

Total assets	$159,470	$172,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,056	$774
Accrued expenses	3,605	9,659
Deferred revenue	1,121	5,698

Total current liabilities	5,782	16,131
Other long-term liabilities	7,886	8,596
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2011 and 2010; 20,536 and 20,325 shares issued at December 31, 2011 and 2010, respectively; 16,536 and 17,325 shares outstanding at December 31, 2011 and 2010, respectively	3	3
Additional paid-in capital	192,819	180,708
Treasury stock, at cost—4,000 and 3,000 at December 31, 2011 and 2010, respectively	(107,222)	(74,923)
Accumulated other comprehensive income	644	491
Retained earnings	59,558	41,289

Total stockholders' equity	145,802	147,568

Total liabilities and stockholders' equity	$159,470	$172,295

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share amounts)
Revenue	$96,922	$87,096	$77,722
Cost of revenue	860	1,583	1,766

Gross profit	96,062	85,513	75,956
Operating expenses:
Selling, general and administrative	52,904	49,035	48,717
Research and development	13,539	12,075	9,087

Total operating expenses	66,443	61,110	57,804

Operating income	29,619	24,403	18,152
Interest and other income, net	311	418	1,063

Income from continuing operations before income taxes	29,930	24,821	19,215
Provision for income taxes	11,661	9,781	8,525

Income from continuing operations	18,269	15,040	10,690
Income (loss) from discontinued operations, net of tax	—	1,001	(88)

Net income	$18,269	$16,041	$10,602

Net income per common share:
Basic:
Continuing operations	$1.08	$0.88	$0.62
Discontinued operations	—	0.06	—

Net income	$1.08	$0.94	$0.62

Diluted:
Continuing operations	$1.04	$0.84	$0.60
Discontinued operations	—	0.06	—

Net income	$1.04	$0.90	$0.60

Weighted average shares used to compute net income per common share:
Basic	16,982	17,041	17,145

Diluted	17,575	17,805	17,689

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Amounts in thousands)
Balance at December 31, 2008	17,290	$2	$151,894	$(41,608)	$355	$14,646	$125,289
Exercise of options and related tax benefit of $491	184	—	3,578	—	—	—	3,578
Issuance of common stock under employee stock purchase plan	69	—	956	—	—	—	956
Restricted stock award grants, net of forfeitures and shares withheld for taxes	109	—	(368)	—	—	—	(368)
Stock-based compensation charge		—	5,650	—	—	—	5,650
Stock repurchases	(130)	—	—	(3,890)	—	—	(3,890)
Comprehensive income:
Net income	—	—	—	—	—	10,602	10,602
Other comprehensive income	—	—	—	—	7	—	7

Total comprehensive income	—	—	—	—	—	—	10,609

Balance at December 31, 2009	17,522	2	161,710	(45,498)	362	25,248	141,824
Exercise of options and related tax benefit of $628	628	—	11,607	—	—	—	11,607
Issuance of common stock under employee stock purchase plan	82	1	1,198	—	—	—	1,199
Restricted stock award grants, net of forfeitures and shares withheld for taxes	(39)	—	(1,132)	—	—	—	(1,132)
Restricted stock unit vesting	2	—	—	—	—	—	—
Stock-based compensation charge		—	7,325	—	—	—	7,325
Stock repurchases	(870)	—	—	(29,425)	—	—	(29,425)
Comprehensive income:
Net income	—	—	—	—	—	16,041	16,041
Other comprehensive income	—	—	—	—	129	—	129

Total comprehensive income	—	—	—	—	—	—	16,170

Balance at December 31, 2010	17,325	3	180,708	(74,923)	491	41,289	147,568
Exercise of options and related tax benefit of $314	161	—	3,096	—	—	—	3,096
Issuance of common stock under employee stock purchase plan	46	—	1,317	—	—	—	1,317
Restricted stock award forfeitures and shares withheld for taxes	(29)	—	(1,585)	—	—	—	(1,585)
Restricted stock unit vesting	33	—	—	—	—	—	—
Stock-based compensation charge		—	9,283	—	—	—	9,283
Stock repurchases	(1,000)	—	—	(32,299)	—	—	(32,299)
Comprehensive income:
Net income	—	—	—	—	—	18,269	18,269
Other comprehensive income	—	—	—	—	153	—	153

Total comprehensive income	—	—	—	—	—	—	18,422

Balance at December 31, 2011	16,536	$3	$192,819	$(107,222)	$644	$59,558	$145,802

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$18,269	$16,041	$10,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,337	4,881	3,828
Gain on sale of assets from discontinued operations	—	(2,000)	—
Stock-based compensation charges	9,283	7,325	5,650
Deferred income taxes	2,873	354	(308)
Tax benefits from stock-based awards	314	628	491
Excess tax benefits from stock-based awards	(275)	(508)	(640)
Other	454	163	214
Changes in operating assets and liabilities:
Accounts receivable	649	(347)	2,786
Prepaid expenses and other assets	(1,044)	(307)	(299)
Accounts payable, accrued expenses and other liabilities	(5,600)	5,646	(267)
Deferred revenue	(5,537)	6,615	(15)
Income taxes receivable	(492)	514	(146)

Net cash provided by operating activities	24,231	39,005	21,896

Cash flows from investing activities:
Purchases of held-to-maturity investments	(40,660)	(69,143)	(45,143)
Purchases of available-for-sale investments	(23,529)	—	—
Maturities of held-to-maturity investments	74,470	48,837	49,261
Maturities of available-for-sale investments	3,800	—	—
Sales of available-for-sale investments	—	2,250	2,950
Proceeds from the sale of assets from discontinued operations	—	2,000	—
Cash paid for business and technology acquisitions, net	—	—	(330)
Purchase of property and equipment	(3,057)	(3,172)	(12,173)
Purchase of intangible assets	(545)	(2,384)	(322)

Net cash provided by (used in) investing activities	10,479	(21,612)	(5,757)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	4,099	12,178	4,043
Repurchase of common stock for restricted stock withholdings	(1,585)	(1,132)	(368)
Excess tax benefits from stock-based awards	275	508	640
Purchase of treasury stock	(32,299)	(29,425)	(3,890)

Net cash provided by (used in) financing activities	(29,510)	(17,871)	425

Net increase (decrease) in cash and cash equivalents	5,200	(478)	16,564
Cash and cash equivalents, beginning of the year	41,744	42,222	25,658

Cash and cash equivalents, end of the year	$46,944	$41,744	$42,222

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,433	$1,903	$2,028

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high-definition audio technologies that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. The Company's audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, personal computers or PCs, car audio products, video game consoles, network capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones and home theater systems. In addition, the Company provides products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. The Company also provides a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile electronics.

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

        In January 2007, the Company combined its cinema and digital images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, personal computer, portable, broadcast, and other markets. During the second quarter of 2008, the Company sold its cinema and digital images businesses in two separate transactions. For additional information, refer to Footnotes 2 and 10 of the consolidated financial statements, "Significant Accounting Policies" and "Discontinued Operations", respectively.

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

        Two customers accounted for 16% and 12%, respectively, of revenues for the year ended December 31, 2011. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2010. Two customers accounted for 15% and 13%, respectively, of revenues for the year ended December 31, 2009. The revenue from the customer accounting for 13% of revenues for the year ended December 31, 2009 is the only activity within this discussion that resulted from a non-recurring intellectual property compliance or enforcement activity. For additional information, see the "Revenue Recognition" significant accounting policy below.

        Two customers accounted for 28% and 18%, respectively, of accounts receivable at December 31, 2011. Four customers accounted for 27%, 17%, 13% and 11%, respectively, of accounts receivable at December 31, 2010.

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

  Goodwill and Intangible Assets

        The Company accounts for goodwill in accordance with GAAP which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test, as it operates as a single reporting unit. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company's estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in its financial results before December 31 of each year. To date, there has been no impairment of goodwill.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2011, 2010 and 2009, withholding taxes were $5,537, $5,305 and $4,029, respectively.

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

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $2,957, $3,678 and $2,744 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  Subsequent Events

        The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. Based on this evaluation and except as noted in Footnote 17 of the consolidated financial statements, "Subsequent Event," there were no material subsequent events that required recognition or disclosure.

  Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of December 31,
	2011	2010
Cash and cash equivalents:
Cash	$11,330	$14,840
Money market accounts	35,383	17,846
U.S. government and agency securities	—	5,553
Municipal securities	231	3,505

Total cash and cash equivalents	$46,944	$41,744

Short-term investments:
Available-for-sale securities:
U.S. government and agency securities	$11,391	$—
Municipal securities	4,329	—
Held-to-maturity securities:
Certificates of deposit	1,543	2,018
Commercial paper	429	5,648
U.S. government and agency securities	11,628	34,084
Municipal securities	9,377	12,637

Total short-term investments	$38,697	$54,387

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$4,010	$—
Held-to-maturity securities:
Certificates of deposit	—	104
U.S. government and agency securities	—	5,051
Municipal securities	2,912	158

Total long-term investments	$6,922	$5,313

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the years ended December 31, 2011, 2010 and 2009.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The contractual maturities of investments at December 31, 2011 are as follows:

Available-for-sale securities:
Due within one year	$15,720
Due after one year and through five years	4,010

19,730
Held-to-maturity securities:
Due within one year	22,977
Due after one year and through five years	2,912

25,889

Total investments	$45,619

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

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy as of December 31, 2011.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets, measured at fair value on a recurring basis as of December 31, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
Available-for-sale securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency securities	$15,401	$—	$15,401	$—
Municipal securities	4,329	—	4,329	—

	$19,730	$—	$19,730	$—

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2011	2010
Land	$6,600	$6,600
Building and improvements	21,233	21,057
Machinery and equipment	3,481	2,854
Office furniture and fixtures	5,445	5,045
Leasehold improvements	2,386	1,527
Software	5,959	5,647

	45,104	42,730
Less: Accumulated depreciation	(12,304)	(9,092)

Property and equipment, net	$32,800	$33,638

        Depreciation expense was $3,965, $3,468 and $2,281 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6—Goodwill and Intangibles

        Included in cost of revenue were $731, $841 and $1,031 of amortization relating to existing technologies for the years ended December 31, 2011, 2010 and 2009, respectively. Included in operating expenses were $641, $572 and $516 of amortization relating to existing technologies, patents and trademarks for the years ended December 31, 2011, 2010 and 2009, respectively. The following table

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Goodwill and Intangibles (Continued)

summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2011			As of December 31, 2010
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets:
Existing technology	6	$6,277	$(4,034)	$2,243	$6,276	$(3,228)	$3,048
Contractual rights(1)	5	2,000	—	2,000	2,000	—	2,000
Customer relationships	7	1,050	(450)	600	1,050	(300)	750
Non-compete	3	515	(515)	—	515	(343)	172
Tradename	3	190	(190)	—	190	(127)	63

		$10,032	$(5,189)	$4,843	$10,031	$(3,998)	$6,033
Other intangible assets:
Patents	10	2,269	(868)	1,401	1,836	(684)	1,152
Trademarks	5	516	(211)	305	508	(168)	340

		2,785	(1,079)	1,706	2,344	(852)	1,492

Total intangible assets		$12,817	$(6,268)	$6,549	$12,375	$(4,850)	$7,525

(1)
Amortization will begin upon the in service date, which is expected to occur in 2012. A final payment of $1,200 is due at the in service date.

        The Company expects the future amortization of intangible assets held at December 31, 2011 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2012	$1,478
2013	1,446
2014	1,388
2015	1,370
2016	670
2017 and thereafter	197

Total	$6,549

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2011	2010
Accrued payroll and related benefits	$2,046	$7,264
Other	1,559	2,395

Total accrued expenses	$3,605	$9,659

Note 8—Commitments and Contingencies

        Office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, are as follows:

Years Ending December 31,
2012	$1,207
2013	988
2014	461
2015	309
2016	287
2017 and thereafter	1,415

$4,667

        Rent expense amounted to $1,359, $931 and $1,436 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Income Taxes

        U.S. and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
U.S.	$7,667	$1,385	$2,579
Foreign	22,263	23,436	16,636

Income before income taxes	$29,930	$24,821	$19,215

Current:
Federal	$610	$(152)	$999
State	179	1,753	1,268
Foreign	7,999	7,826	6,566

Total current	8,788	9,427	8,833

Deferred:
Federal	2,435	1,121	(48)
State	724	(251)	(26)
Foreign	(286)	(516)	(234)

Total deferred	2,873	354	(308)

Provision for income taxes	$11,661	$9,781	$8,525

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Accrued revenues	$868	$966
Net operating loss carryforwards	989	3,641
Capital loss carryforwards	202	536
Inventory	33	22
Credit carryforwards	5,723	5,599
Deferred Revenue	6	385
Stock-based compensation	5,245	4,147
Accruals, reserves and other	2,091	3,396
Acquired intangibles	795	746

Total gross deferred tax assets	15,952	19,438
Valuation allowance	(817)	(996)

Total deferred tax assets	15,135	18,442

Deferred tax liabilities:
Depreciation and amortization	265	699

Deferred tax assets, net	$14,870	$17,743

Current deferred tax assets	$1,296	$5,551
Non-current deferred tax assets, net	13,574	12,192

Deferred tax assets, net	$14,870	$17,743

        Other than the valuation allowances for a U.S. capital loss carryforward and a foreign net operating loss carryforward, there was no valuation allowance for deferred tax assets, net, of $14,870 and $17,743 at December 31, 2011 and 2010, respectively, based on management's assessment of the Company's ability to utilize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

        At December 31, 2011, the Company had approximately $35,790 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $24,808 and $10,982, respectively, and begin to expire in 2027 and 2017, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $9,070. The future income tax benefit, if realized, will be recorded to additional paid-in capital. The Company follows the with-and-without approach for determining when the stock-based compensation deductions are considered realized. At December 31, 2011, the Company had foreign tax credit carryforwards of $3,364, which begin to expire in 2015, and R&D and other credits of $2,359, which begin to expire in 2023.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Income Taxes (Continued)

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

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	1.8	3.3	3.1
Effect of varying foreign rates	0.5	(4.8)	(2.0)
Tax exempt interest	(0.1)	(0.1)	(0.7)
Equity based compensation expense	1.5	2.2	1.6
Research and development credits	(1.0)	(0.8)	(1.0)
Unrecognized tax benefits	0.9	4.8	9.4
Other	0.4	(0.2)	(1.0)

Effective tax rate	39.0%	39.4%	44.4%

        The Company had not provided for U.S. income taxes or foreign withholding taxes in its effective tax rate on approximately $68,648 of undistributed earnings from its foreign subsidiaries as of December 31, 2011. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S.

        At December 31, 2011 and 2010, the Company's liability for uncertain tax positions increased to $7,459 and $7,271, respectively, which was recorded in other long-term liabilities. This amount consists of $7,263 and $7,205, respectively, for unrecognized tax benefits and $196 and $66, respectively, for accruals related to the payment of interest. The increase in unrecognized tax benefits during the year ended December 31, 2011 was primarily attributable to uncertain tax positions relating to transfer pricing positions taken with respect to the Company's foreign subsidiaries and the California franchise tax sourcing methodology, partially offset by a reduction of tax reserves that were recorded as tax audits were favorably settled. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes that it has adequately provided for all tax positions based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. However, due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company's provision on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2011, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Income Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009, 2010 and 2011.

Unrecognized Tax Benefits
Balance at January 1, 2009	$3,468
Additions for tax positions of prior years	1,314
Additions for tax positions of the current year	741

Balance at December 31, 2009	5,523
Additions for tax positions of prior years	335
Additions for tax positions of the current year	1,347

Balance at December 31, 2010	7,205
Additions for tax positions of prior years	240
Additions for tax positions of the current year	1,277
Settlements	(1,459)

Balance at December 31, 2011	$7,263

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The Internal Revenue Service ("IRS") is examining the Company's 2007 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS and various state governments could differ materially from that which is reflected in the Consolidated Financial Statements.

Note 10—Discontinued Operations

        The Company's former digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from these sales were $7,500 and $3,250, respectively. The net assets held for sale of these businesses were eliminated from our balance sheet as of the respective sale dates.

        The Company entered into a Settlement Agreement and Release (the "Settlement and Release Agreement"), dated June 22, 2010, with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), providing that the Datasat Parties pay the Company $2,000 and pursuant to which the Datasat Parties are released from the obligation to pay the Company any further consideration associated with the purchase of its digital

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Discontinued Operations (Continued)

cinema business on May 9, 2008. The Settlement and Release Agreement requires that an initial payment of $1,000 be paid to the Company on June 25, 2010, and the final payment of $1,000 be paid to the Company on July 23, 2010. Both of these payments were received in accordance with the terms of the Settlement and Release Agreement.

        The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010		2009
Pre-tax income (loss)	$—	$1,623	(1)	$(141) (2)
Income tax provision (benefit)	—	622		(53)

Income (loss) from discontinued operations, net of tax	$—	$1,001		$(88)

(1)
Includes proceeds from the aforementioned Settlement and Release Agreement.

(2)
The loss from discontinued operations resulted primarily from legal fees associated with the Company's efforts to collect certain amounts due and contingent consideration from Beaufort.

Note 11—Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with GAAP and SEC guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors in the financial statements.

        The Company's stock-based compensation cost and related income tax benefit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Stock-based compensation cost:
Cost of revenue	$12	$10	$19
Selling, general and administrative	7,622	5,791	4,831
Research and development	1,649	1,524	800

Total stock-based compensation cost	$9,283	$7,325	$5,650

Income tax benefit	$3,783	$2,985	$2,302

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Stock-Based Compensation (Continued)

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

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk free interest rate	1.7%	1.9%	1.6%
Expected lives (years)	3.9	3.9	3.7
Dividend yield	0%	0%	0%
Expected volatility	49%	50%	50%

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

        There were 299, 457 and 510 options granted during the year ended December 31, 2011, 2010 and 2009, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2011, 2010 and 2009 was $17.68, $11.28 and $6.64, respectively. Compensation expense

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Stock-Based Compensation (Continued)

for stock options was $4,004, $3,498 and $2,859 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table summarizes information about stock option activity during the year ended December 31, 2011:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,817	$20.87
Granted	299	45.09
Exercised	(161)	17.26
Expired or cancelled	(27)	27.42

Options outstanding at December 31, 2011	1,928	$24.83	6.50	$10,595

Options exercisable at December 31, 2011	1,075	$20.54	5.27	$7,706

        The aggregate intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was $3,911, $13,689 and $2,510, respectively. As of December 31, 2011, total remaining unearned compensation related to unvested stock options was approximately $7,153, which will be amortized over the weighted-average remaining service period of 1.7 years.

        In accordance with the Evergreen Provision in the 2003 Plan and as approved by the Board of Directors, effective January 1, 2011, the number of shares reserved under the 2003 Plan was increased by 685 shares.

  Restricted Stock

        Compensation expense on shares of restricted stock, awards and units, was $3,272, $3,242 and $2,350 for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes information about restricted stock activity during the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2010	308	$24.06
Granted	89	44.12
Vested	(122)	24.01
Forfeited	(14)	26.49

Unvested stock at December 31, 2011	261	$30.66

        As of December 31, 2011, total remaining unearned compensation related to restricted stock was $5,153, which will be amortized over the weighted-average remaining service period of 1.7 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Stock-Based Compensation (Continued)

  Market Stock Units

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Stock-Based Compensation (Continued)

        The Company granted 199 Units on February 27, 2011, which have an aggregate grant-date fair value of $5,287. The aggregate grant-date fair value for these awards shall be recognized as compensation expense on a straight-line basis over the requisite service period, which began on the date of grant and ends on December 31, 2013. Compensation expense on shares of market stock units was $1,509, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Years Ended December 31,
	2011	2010	2009
Risk free interest rate	0.1%	0.8%	1.0%
Expected lives (years)	0.7	1.5	1.2
Dividend yield	0%	0%	0%
Expected volatility	45%	47%	64%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. The expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        Compensation expense under the ESPP was $498, $585 and $441 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 12—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the IRC. Prior to 2010, the Company allowed eligible employees to allocate up to 50% of the participant's eligible compensation, or up to 20% of the participant's eligible compensation, if defined as a Highly Compensated Participant under Section 401(k) of the IRC through payroll deductions. Effective 2010, the Company allows eligible employees to allocate up to 100% of the participant's eligible compensation, or 20% of the participant's eligible compensation if defined as a Highly Compensated Participant under Section 401(k) of the IRC through payroll deductions. All regular full-time employees on the U.S. payroll of the Company are eligible to participate in the plans. Prior to 2010 the Company matched 50% of the first 4% of salary

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Defined Contribution Plan (Continued)

contributed to the plan and may match up to 50% of the first 6% of salary contributed to the plan if certain financial targets are met. Effective 2010, the Company matches up to 100% of the first 4% of salary contributed to the plan and may match up to 6% of salary if certain financial targets are met. Effective 2010, the Company adopted a Roth 401(k) option. For the years ended December 31, 2011, 2010 and 2009, the costs of these matching contributions were $577, $493 and $206, respectively.

Note 13—Stock Repurchase Plans

        In November 2009, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Through the fourth quarter of 2010, the Company repurchased all shares of common stock under this authorization for an aggregate of $33,315.

        In May 2011, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 1,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Through the fourth quarter of 2011, the Company repurchased all shares of common stock under this authorization for an aggregate of $32,299.

        All shares repurchased under these authorizations are accounted for as treasury stock.

Note 14—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, for the years ended December 31, 2011, 2010 and 2009 was as follows:

	For the Years Ended December 31,
	2011	2010	2009
U.S.	$10,838	$9,805	$17,421
Japan	43,814	41,392	34,241
South Korea	22,549	21,148	14,414
Other international	19,721	14,751	11,646

Total international	86,084	77,291	60,301

Total revenues	$96,922	$87,096	$77,722

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region:

	As of December 31,
	2011	2010
U.S.	$30,496	$32,207
International	2,304	1,431

Total long-lived tangible assets	$32,800	$33,638

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 15—Net Income Per Share

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

        The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2011	2010	2009
Basic net income per common share:
Numerator:
Income from continuing operations	$18,269	$15,040	$10,690
Income (loss) from discontinued operations	—	1,001	(88)

Net income	$18,269	$16,041	$10,602

Denominator:
Weighted average common shares outstanding	16,982	17,041	17,145

Continuing operations	$1.08	$0.88	$0.62
Discontinued operations	—	0.06	—

Basic net income per common share	$1.08	$0.94	$0.62

Diluted net income per common share:
Numerator:
Income from continuing operations	$18,269	$15,040	$10,690
Income (loss) from discontinued operations	—	1,001	(88)

Net income	$18,269	$16,041	$10,602

Denominator:
Weighted average shares outstanding	16,982	17,041	17,145
Effect of dilutive securities:
Common stock options	494	620	448
Restricted stock	97	128	88
ESPP	2	16	8

Diluted shares outstanding	17,575	17,805	17,689

Continuing operations	$1.04	$0.84	$0.60
Discontinued operations	—	0.06	—

Diluted net income per common share	$1.04	$0.90	$0.60

        For the years ended December 31, 2011, 2010 and 2009, 442, 260 and 631 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,		Sep. 30,	Dec. 31,
2011
Revenues	$26,779	$20,585		$20,546	$29,012
Gross profit	$26,568	$20,370		$20,329	$28,795
Income from continuing operations	$5,689	$2,601		$2,902	$7,077
Income from discontinued operations, net of tax	—	—		—	—

Net income	$5,689	$2,601		$2,902	$7,077

Net income per common share:
Basic:
Continuing operations	$0.33	$0.15		$0.17	$0.43
Discontinued operations	—	—		—	—

Net income	$0.33	$0.15		$0.17	$0.43

Diluted:
Continuing operations	$0.32	$0.14		$0.17	$0.42
Discontinued operations	—	—		—	—

Net income	$0.32	$0.14		$0.17	$0.42

2010
Revenues	$21,736	$17,460		$21,041	$26,859
Gross profit	$21,286	$17,000		$20,720	$26,507
Income from continuing operations	$3,920	$1,556		$3,417	$6,147
Income (loss) from discontinued operations, net of tax	(170)	1,173	(1)	(9)	7

Net income	$3,750	$2,729		$3,408	$6,154

Net income per common share:
Basic:
Continuing operations	$0.23	$0.09		$0.20	$0.36
Discontinued operations	(0.01)	0.07		—	—

Net income	$0.22	$0.16		$0.20	$0.36

Diluted:
Continuing operations	$0.22	$0.09		$0.19	$0.34
Discontinued operations	(0.01)	0.06		—	—

Net income	$0.21	$0.15		$0.19	$0.34

(1)
Includes proceeds from the aforementioned Settlement and Release Agreement. For additional information regarding, refer to Footnote 10 of our consolidated financial statements, "Discontinued Operations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Subsequent Event

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2011	$226	$107	$82	$251
2010	229	—	3	226
2009	64	170	5	229

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as stated in their report which appears herein in Item 8.

Changes in Internal Control Over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2012 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2011 (the "Proxy Statement") is incorporated herein by reference.

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

(a)(3) Exhibits

        See Item 15 (b) below.

(b) Exhibits:

DTS, INC.
EXHIBIT INDEX

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
2.1	Stock Purchase Agreement among the Registrant, DTS Digital Images, Inc., and Reliance Big Entertainment Private Limited, dated April 4, 2008		8-K	000-50335-08750521	4/10/2008
2.2	Asset Purchase Agreement among the Registrant, Beaufort California, Inc., and Beaufort International Group, Inc., dated May 9, 2008		8-K	000-50335-08836240	5/15/2008
2.3†
	Asset Purchase Agreement among the Registrant, DTS Washington LLC, DTS (BVI) Limited, Neural Audio Corporation, Robert W. Reams, Paul T. Hubert, Robert D. Golden and Robert A. Koester, dated December 31, 2008		10-K	000-50335-09662980	12/31/08
3.1	Restated Bylaws		8-K	000-50335-081200177	11/19/08
3.2	Restated Certificate of Incorporation, as amended by Amendment dated May 20, 2005		10-Q	000-50335-051003863	6/30/05
3.3	Amendment to Restated Bylaws, dated May 12, 2011		8-K	000-50335-11847230	5/16/11
4.1	Specimen Common Stock Certificate		S-1/A-1	333-104761-03734287	6/5/03
10.1*	1997 Stock Option Plan		S-1	333-104761-03665001	4/25/03

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
10.2*	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/03
10.3*	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/03
10.4*	2002 Stock Option Plan		S-1	333-104761-03665001	4/25/03
10.5*	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/03
10.6	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/03
10.7*	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010		10-Q	000-50335-101172804	11/8/10
10.8*	Form of Grant of Stock Option under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/03
10.9*	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/03
10.10*	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/03
10.11*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)		10-Q	000-50335-061017963	8/9/06
10.12*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)		10-Q	000-50335-061017963	8/9/06

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
10.13*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan		10-Q	000-50335-10816984	5/10/10
10.14*	2003 Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/03
10.15*	2003 Foreign Subsidiary Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/03
10.16*	Description of acceleration of vesting of certain unvested stock options		8-K	000-50335-051222387	11/23/05
10.17*	Executive Employment Agreement by and between the Registrant and Jon Kirchner, dated February 17, 2011		8-K	000-50335-11631546	2/23/11
10.18*	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002		S-1	333-104761-03665001	4/25/03
10.19*	Second Amendment to Service Agreement between the Registrant and William Paul Smith, dated June 3, 2005		10-Q	000-50335-051003863	6/30/05
10.20*	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006*		10-K	000-50335-07700129	12/31/06
10.21*	Amendment to Employment Agreement by and between the Registrant and Sharon Faltemier, effective as of December 17, 2008		10-K	000-50335-09662980	12/31/08
10.22*	Employment Agreement between the Registrant and Daniel E. Slusser, executed as of January 22, 2008, effective May 31, 2007		8-K	000-50335-08546816	1/24/08
10.23*	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of December 17, 2008		10-K	000-50335-09662980	12/31/08

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
10.24*	Employment Agreement by and between the Registrant and Daniel E. Slusser, executed March 23, 2009, effective as of January 1, 2009		10-Q	000-50335-09815716	5/11/09
10.25*	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of February 9, 2010		10-K	000-50335-10653577	12/31/09
10.26	Form of Indemnification Agreement between the Registrant and its directors		S-1	333-104761-03665001	4/25/03
10.27	Form of Indemnification Agreement between the Registrant and its officers		S-1	333-104761-03665001	4/25/03
10.28*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)		10-Q	000-50335-11823912	3/31/11
10.29*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)		10-Q	000-50335-11823912	3/31/11
10.30*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan		10-Q	000-50335-111017706	6/30/11
10.31*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson		10-Q	000-50335-111017706	6/30/11
10.32*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-111017706	6/30/11
10.33*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher		10-Q	000-50335-111017706	6/30/11
10.34	Form of Director Confidentiality Agreement		8-K	000-50335-11847230	5/16/11

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
10.35*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson	X
21.1	List of all subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

**
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2012.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 2, 2012
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 2, 2012
/s/ JOERG D. AGIN Joerg D. Agin	Lead Independent Director	March 2, 2012
/s/ CRAIG S. ANDREWS Craig S. Andrews	Director	March 2, 2012
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 2, 2012
/s/ BRADFORD D. DUEA Bradford D. Duea	Director	March 2, 2012
/s/ V. SUE MOLINA V. Sue Molina	Director	March 2, 2012
/s/ RONALD N. STONE Ronald N. Stone	Director	March 2, 2012