Form 10-Q
period 2012-03-31
DTS, INC.
filed 2012-05-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

         As of April 27, 2012 a total of 16,505,484 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(Unaudited) (Amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,564	$46,944
Short-term investments	41,508	38,697
Accounts receivable, net of allowance for doubtful accounts of $252 and $251 at March 31, 2012 and December 31, 2011, respectively	6,744	5,322
Deferred income taxes	1,290	1,296
Prepaid expenses and other current assets	1,909	1,823
Income taxes receivable, net	2,320	2,591

Total current assets	91,335	96,673
Property and equipment, net	32,082	32,800
Intangible assets, net	6,377	6,549
Goodwill	1,257	1,257
Deferred income taxes	14,232	13,574
Long-term investments	18,531	6,922
Other assets	2,291	1,695

Total assets	$166,105	$159,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,735	$1,056
Accrued expenses	4,724	3,605
Deferred revenue	485	1,121

Total current liabilities	6,944	5,782
Other long-term liabilities	8,169	7,886
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2012 and December 31, 2011; 20,571 and 20,536 shares issued at March 31, 2012 and December 31, 2011, respectively; 16,500 and 16,536 shares outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	195,962	192,819
Treasury stock, at cost—4,072 and 4,000 shares at March 31, 2012 and December 31, 2011, respectively	(109,257)	(107,222)
Accumulated other comprehensive income	681	644
Retained earnings	63,603	59,558

Total stockholders' equity	150,992	145,802

Total liabilities and stockholders' equity	$166,105	$159,470

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited) (Amounts in thousands, except per share amounts)
Revenue	$26,885	$26,779
Cost of revenue	194	211

Gross profit	26,691	26,568
Operating expenses:
Selling, general and administrative	15,283	13,949
Research and development	4,510	3,252

Total operating expenses	19,793	17,201

Operating income	6,898	9,367
Interest and other income (expense), net	(88)	(74)

Income before provision for income taxes	6,810	9,293
Provision for income taxes	2,765	3,604

Net income	$4,045	$5,689

Net income per common share:
Basic	$0.25	$0.33

Diluted	$0.24	$0.32

Weighted average shares used to compute net income per common share:
Basic	16,465	17,205

Diluted	16,933	17,903

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited) (Amounts in thousands)
Net income	$4,045	$5,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	39	38
Other, net	(2)	—

Total comprehensive income	$4,082	$5,727

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited) (Amounts in thousands)
Cash flows from operating activities:
Net income	$4,045	$5,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,333	1,263
Stock-based compensation charges	2,598	1,972
Deferred income taxes	(652)	507
Tax benefits from stock-based awards	1,010	182
Excess tax benefits from stock-based awards	(1,136)	(138)
Other	56	150
Changes in operating assets and liabilities:
Accounts receivable	(2,022)	(1,737)
Prepaid expenses and other assets	(82)	(698)
Accounts payable, accrued expenses and other liabilities	2,032	(1,992)
Deferred revenue	(636)	(1,027)
Income taxes receivable	271	(307)

Net cash provided by operating activities	6,817	3,864

Cash flows from investing activities:
Purchases of held-to-maturity investments	(3,335)	(21,159)
Purchases of available-for-sale investments	(31,105)	—
Maturities of held-to-maturity investments	12,720	18,995
Maturities of available-for-sale investments	7,300	—
Purchase of property and equipment	(311)	(355)
Purchase of intangible assets	(102)	(140)

Net cash used in investing activities	(14,833)	(2,659)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	456	1,478
Repurchase and retirement of common stock for restricted stock tax withholdings	(921)	(1,430)
Excess tax benefits from stock-based awards	1,136	138
Purchase of treasury stock	(2,035)	—

Net cash provided by (used in) financing activities	(1,364)	186

Net increase (decrease) in cash and cash equivalents	(9,380)	1,391
Cash and cash equivalents, beginning of period	46,944	41,744

Cash and cash equivalents, end of period	$37,564	$43,135

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position at March 31, 2012, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 2, 2012.

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

Pending Acquisition of SRS Lab, Inc.

        On April 16, 2012, the Company, DTS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member Delaware limited liability company and a wholly owned subsidiary of the Company ("Merger LLC"), and SRS Labs, Inc., a Delaware corporation ("SRS") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into SRS, with SRS surviving as a wholly owned subsidiary of the Company, and immediately thereafter, SRS will merge with and into Merger LLC, with Merger LLC surviving as a wholly owned subsidiary of the Company (together, the "Merger"). For additional information, refer to Footnote 10 of the consolidated financial statements, "Subsequent Events."

        All discussions and amounts in the consolidated financial statements and related notes exclude the financial condition and results of operations of SRS.

Note 2—Cash and Investments

        Cash and investments consist of the following:

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Cash and Investments (Continued)

        The contractual maturities of investments at March 31, 2012 are as follows:

	As of March 31, 2012	As of December 31, 2011
Cash and cash equivalents:
Cash	$13,372	$11,330
Money market accounts	24,192	35,383
Municipal securities	—	231

Total cash and cash equivalents	$37,564	$46,944

Short-term investments:
Available-for-sale securities:
Commercial paper	$2,036	$—
U.S. government and agency securities	19,109	11,391
Municipal securities	7,883	4,329
Held-to-maturity securities:
Certificates of deposit	724	1,543
Commercial paper	430	429
U.S. government and agency securities	2,010	11,628
Municipal securities	9,316	9,377

Total short-term investments	$41,508	$38,697

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$14,506	$4,010
Held-to-maturity securities:
Certificates of deposit	391	—
Municipal securities	3,634	2,912

Total long-term investments	$18,531	$6,922

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Cash and Investments (Continued)

        The contractual maturities of investments at March 31, 2012 are as follows:

Available-for-sale securities:
Due within one year	$29,028
Due after one year and through five years	14,506

43,534
Held-to-maturity securities:
Due within one year	12,480
Due after one year and through five years	4,025

16,505

Total investments	$60,039

        For additional information on investments classified as available-for-sale, refer to Footnote 3 of the consolidated financial statements, "Fair Value Measurements."

Note 3—Fair Value Measurements

        The Company purchased and classified certain investments as available-for-sale, and thus, these securities are required to be measured at fair value on a recurring basis. All other investments are classified as held-to-maturity and reported at amortized cost.

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

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy as of March 31, 2012 and December 31, 2011.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The Company's financial assets, measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
Available-for-sale securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Commercial paper	$2,036	$—	$2,036	$—
U.S. government and agency securities	33,615	—	33,615	—
Municipal securities	7,883	—	7,883	—

	$43,534	$—	$43,534	$—

As of December 31, 2011
U.S. government and agency securities	$15,401	$—	$15,401	$—
Municipal securities	4,329	—	4,329	—

	$19,730	$—	$19,730	$—

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of March 31, 2012	As of December 31, 2011
Land	$6,600	$6,600
Building and improvements	21,233	21,233
Machinery and equipment	3,687	3,481
Office furniture and fixtures	5,541	5,445
Leasehold improvements	2,393	2,386
Software	5,922	5,959

	45,376	45,104
Less: Accumulated depreciation	(13,294)	(12,304)

Property and equipment, net	$32,082	$32,800

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

Note 6—Income Taxes

        For the three months ended March 31, 2012, the Company recorded an income tax provision of $2,765 on pre-tax income of $6,810, which resulted in an annualized effective tax rate of 41%. This rate differed from the U.S. statutory rate of 35% primarily due to state income taxes, reserves for U.S. federal and state tax audits and certain non-deductible transaction costs associated with our pending acquisition of SRS, partially offset by the effects of foreign operations, as the tax rates for the Company's foreign operations are generally lower than the U.S. statutory rate.

        Other long-term liabilities at March 31, 2012 and December 31, 2011, included unrecognized tax benefits of $7,735 and $7,459, respectively, which was recorded in other long-term liabilities. The net increase of $276 was primarily due to uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiary and California income apportionment methodology, partially offset by the reversal of reserves for a U.S. federal audit issue that has been effectively settled. The Company believes that its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2012 and 2011, withholding taxes were $1,250 and $1,684, respectively.

Note 7—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended March 31,
	2012	2011
United States	$4,246	$2,863
International	22,639	23,916

Total revenue	$26,885	$26,779

        The following table sets forth net long-lived tangible assets by geographic area:

	As of March 31, 2012	As of December 31, 2011
United States	$29,930	$30,496
International	2,152	2,304

Total long-lived tangible assets, net	$32,082	$32,800

Note 8—Net Income Per Common Share

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Net Income Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2012	2011
Basic net income per common share:
Numerator:
Net income	$4,045	$5,689

Denominator:
Weighted average common shares outstanding	16,465	17,205

Basic net income per common share	$0.25	$0.33

Diluted net income per common share:
Numerator:
Net income	$4,045	$5,689

Denominator:
Weighted average shares outstanding	16,465	17,205
Effect of dilutive securities:
Common stock options	387	572
Restricted stock	80	121
ESPP	1	5

Diluted shares outstanding	16,933	17,903

Diluted net income per common share	$0.24	$0.32

        For the three months ended March 31, 2012 and 2011, 1,001 and 130 shares, respectively, of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 9—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 2012, the Company has repurchased 72 shares of its common stock, for an aggregate of $2,035, under this authorization.

        All shares repurchased under this authorization are accounted for as treasury stock.

Note 10—Subsequent Events

The Merger Agreement

        On April 16, 2012, the Company, DTS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, DTS LLC, a single member Delaware limited liability company and

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Subsequent Events (Continued)

a wholly owned subsidiary of the Company, and SRS Labs, Inc., a Delaware corporation entered into an Agreement and Plan of Merger and Reorganization. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into SRS, with SRS surviving as a wholly owned subsidiary of the Company, and immediately thereafter, SRS will merge with and into Merger LLC, with Merger LLC surviving as a wholly owned subsidiary of the Company.

        At the effective time of the Merger, each outstanding share of SRS common stock will be converted into the right to receive (i) $9.50 in cash (the "Cash Consideration"), (ii) 0.31127 shares of the Company's common stock (the "Stock Consideration") or (iii) a combination of both cash and shares of common stock in certain circumstances. In total, the combination of cash and shares is expected to be approximately $148,000 (including payout to holders of SRS options and restricted stock units). SRS stockholders may elect to receive their payment in cash or stock, subject to the requirement that the Cash Consideration and the Stock Consideration will each equal 50% of the aggregate consideration paid for the SRS common stock, with shares of the Company's common stock valued at $30.52 per share for purposes of this calculation. No fractional shares of the Company's common stock will be issued in the Merger, with holders receiving cash (without interest) in lieu of fractional shares. At the effective time of the Merger, each outstanding stock option to acquire SRS common stock will fully vest and become exercisable, and to the extent not exercised prior to the effective time, will be canceled in exchange for the right to receive a cash payment equal to the product of (i) the excess, if any, of the Cash Consideration over the exercise price of each such option and (ii) the number of shares of SRS common stock underlying such option. Outstanding SRS restricted stock units will fully vest and be canceled in exchange for a cash payment equal to the product of (i) the Cash Consideration and (ii) the number of shares of SRS common stock subject to such cancelled restricted stock units.

        Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by SRS' stockholders, (ii) the absence of any applicable law or order prohibiting the closing, (iii) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and receipt of certain other regulatory approvals, (iv) the effectiveness of a registration statement on Form S-4 relating to the Company's common stock to be issued in the Merger and (v) certain other customary closing conditions.

        The Merger Agreement includes customary representations, warranties and covenants of the Company, Merger Sub, Merger LLC and SRS. Among other things, SRS has agreed (i) subject to limited exceptions, to cause a stockholder meeting to be held to consider adoption of the Merger Agreement and approval of the Merger, (ii) subject to certain exceptions, that its board of directors will recommend adoption of the Merger Agreement by SRS' stockholders and approval of the Merger by SRS stockholders, (iii) not to solicit proposals relating to alternative business combination transactions and (iv) subject to limited exceptions, not to enter into discussions concerning or provide information to third parties in connection with alternative business combination transactions. Consummation of the Merger is not subject to a financing condition.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Subsequent Events (Continued)

        The Merger Agreement contains certain termination rights for both the Company and SRS, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by December 31, 2012, subject to each party's right to extend the Merger Agreement for an additional 180 days if all closing conditions other than receipt of antitrust approvals have been satisfied by December 31, 2012. If the Merger Agreement is terminated under certain circumstances, including a determination by the board of directors of SRS to enter into a definitive agreement with respect to a Superior Proposal, SRS is required to pay the Company a termination fee of $7,495,000.

        The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed herewith as Exhibit 2.1 and incorporated herein by reference.

The Voting Agreement

        On April 16, 2012, as an inducement for the Company and Merger Sub to enter into the Merger Agreement, SRS' Chairman of the Board, Chief Executive Officer and President, Thomas C.K. Yuen, who has the power to vote, or direct the vote, of approximately 20% of the outstanding shares of SRS common stock, entered into a Voting Agreement with the Company. The Voting Agreement provides that, subject to certain exceptions, Mr. Yuen, Misako Yuen, Mr. Yuen's family trust and family foundation will vote (or cause to be voted) all of the shares of SRS common stock beneficially owned by them (i) in favor of, among other things, the adoption of the Merger Agreement and (ii) against, among other things, any alternative business combination transaction involving SRS. The Voting Agreement will terminate upon the earlier of (i) consummation of the Merger and (ii) the termination of the Merger Agreement in accordance with its terms.

        The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Voting Agreement, as amended pursuant to Amendment No. 1 to Voting Agreement, dated April 26, 2012, copies of which are filed herewith as Exhibit 2.2 and Exhibit 2.3, respectively, and incorporated herein by reference.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward- looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans, expectations, and our objectives for future operations, including those relating to our products and services, as well as statements about the benefits of the transaction involving us and SRS Labs, Inc., including future financial and operating results and the combined company's plans, objectives, expectations and intentions. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different than those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

  Pending Acquisition of SRS Labs, Inc.

        On April 16, 2012, we, DTS Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), DTS LLC, our wholly owned subsidiary, and SRS Labs, Inc., entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement provides that, after receipt of all required regulatory approvals, stockholder approval and satisfaction of the other closing conditions set forth in the Merger Agreement, Merger Sub will merge with and into SRS, with SRS surviving as our wholly owned subsidiary, and immediately thereafter, SRS will merge with and into Merger LLC, with Merger LLC surviving as our wholly owned subsidiary (together, the "Merger"). Subject to the terms and conditions of the Merger Agreement, the stockholders of SRS will receive aggregate consideration valued at $9.50 per share (based on the closing price per share of our common stock of $30.52), or approximately $148 million (including payout to holders of SRS options and restricted stock units). Each outstanding share of SRS common stock will be exchanged for (i) $9.50 in cash (the "Cash Consideration"), (ii) 0.31127 shares of our common stock (the "Stock Consideration") or (iii) a combination of both cash and shares of common stock in certain circumstances. SRS stockholders may elect to receive their payment in cash or stock, subject to the requirement that the Cash Consideration and the Stock Consideration will each equal 50% of the aggregate consideration paid for the SRS common stock. In addition, at the effective time of the Merger, each outstanding stock option to acquire SRS common stock will fully vest and become exercisable, and to the extent not exercised prior to the effective time, will be canceled in exchange for the right to receive a cash payment equal to the product of (i) the excess, if any, of the Cash Consideration over the exercise price of each such option and (ii) the number of shares of SRS common stock underlying such option. Outstanding SRS restricted stock units will fully vest and be canceled in exchange for a cash payment equal to the product of (i) the Cash Consideration and (ii) the number of shares of SRS common stock subject to such cancelled restricted stock units.

        Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by SRS' stockholders, (ii) the absence of any applicable law or order prohibiting the closing, (iii) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and receipt of certain other regulatory approvals, (iv) the effectiveness of a registration statement on Form S-4 relating to the Company's common stock to be issued in the Merger and (v) certain other customary closing conditions. For additional information relating to the Merger, refer to Note 10 of the condensed consolidated financial statements, "Subsequent Events."

        SRS is an industry leader in audio signal processing for consumer electronics across the four screens: TV; PCs; Mobile Phones; and Automotive Entertainment Systems. SRS holds approximately 150 worldwide registered and pending patents and is recognized by the industry as an authority in research and application of audio post processing technologies based on the human auditory principles. Through partnerships with leading global consumer electronics companies, semiconductor manufacturers, software developers, and content aggregators, SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming, and voice processing technologies.

        All discussions and amounts in Management's Discussion and Analysis exclude the financial condition and results of operations of SRS.

Executive Summary

Financial Highlights

  •
  Revenues increased $0.1 million for the three months ended March 31, 2012, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $2.3 million for the three months ended March 31, 2012, respectively, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets comprised over 40% of revenue for the three months ended March 31, 2012 and 2011.

  •
  Royalties from network connected markets increased 13% for the three months ended March 31, 2012, compared to the same prior year period.

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

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth from this market is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of digital media player, network-connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products. Also, we recently joined forces with Deluxe Digital Distribution to enhance audio experiences across the digital entertainment marketplace.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 2, 2012.

Results of Operations

  Revenues

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended March 31,	$26,885	$26,779	$106	0%

        Revenues for the three months ended March 31, 2012, compared to the same prior year period, included an increase of $2.3 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Excluding royalty recoveries, the decrease in revenues for the three months ended March 31, 2012, compared to the same prior year period, was largely attributable to declines in royalties from the broadcast, DVD and Blu-ray markets. The decline in royalties from the broadcast market relates to the termination of an arrangement with a certain customer. These royalties comprised about five percent or less of revenue for the three months ended March 31, 2012 and 2011. DVD related royalties continue to decline as Blu-ray and network connected devices become more mainstream. In dollar terms, DVD related royalties declined 13% for the three months ended March 31, 2012, compared to the same prior year period. In dollar terms, Blu-ray related royalties declined 6% for the three months ended

March 31, 2012, compared to the same prior year period as a result of supply chain disruptions caused by the flooding in Thailand last year. In total, Blu-ray related royalties comprised over 40% of revenue for the three months ended March 31, 2012 and 2011. Partially offsetting these declines was an increase in royalties from network connected markets. In dollar terms, these royalties increased 13% for the three months ended March 31, 2012, compared to the same prior year period. Also, these royalties comprised nearly 20% and 15% of revenue for the three months ended March 31, 2012 and 2011, respectively. The growth in network connected markets was primarily driven by increased royalties from connected TVs and mobile devices. We remain cautious regarding the outlook for the consumer electronics industry as a whole and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as we expect to see continued growth from the network connected markets as we expand our footprint in terms of type of products, quantity of products and geographies served, and as Blu-ray adoption continues to expand globally.

  Gross Profit

	2012	%	2011	%	Percentage point change in gross profit margin relative to prior period
	($ in thousands)
Three months ended March 31,	$26,691	99%	$26,568	99%	0%

        Gross profit percentage for the three months ended March 31, 2012 and 2011, remained consistent.

        We expect consolidated gross margins to remain in this range for 2012.

  Selling, General and Administrative ("SG&A")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended March 31,	$15,283	$13,949	$1,334	10%
% of Revenue	57%	52%

        The dollar increase in SG&A for the three months ended March 31, 2012, compared to the same prior year period, was primarily due to an increase in advertising and related activities, which resulted from a 2012 brand marketing campaign and tradeshow related activities. Also included in SG&A for the three months ended March 31, 2012 were costs associated with our pending acquisition of SRS. Employee related costs were relatively flat, which resulted from increases in headcount and stock-based compensation, partially offset by a decrease in our accrual for certain incentive compensation costs.

        We expect SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended March 31,	$4,510	$3,252	$1,258	39%
% of Revenue	17%	12%

        The dollar increase in R&D for the three months ended March 31, 2012, compared to the same prior year period, was primarily due to an increase in employee related costs. The increase in employee related costs was primarily due to an increase in headcount to support our expanded operations and stock-based compensation. Other increases include travel and consultant related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see sequential growth through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended March 31,	$(88)	$(74)	$(14)	(19)%

        Interest and other income (expense), net, for the three months ended March 31, 2012 and 2011 is comprised mostly of the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency, partially offset by interest income.

  Income Taxes

	2012	2011
	($ in thousands)
Three months ended March 31,	$2,765	$3,604
Effective tax rate	41%	39%

        Our effective tax rate is based upon a projection of annual fiscal year results. These rates differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for U.S. federal and state audits, partially offset by the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate. Our effective tax rate for the three months ended March 31, 2012 was also higher due to certain non-deductible transaction costs associated with our pending acquisition of SRS. Our effective tax rate for the three months ended March 31, 2011 was also partially offset by the reversal of a reserve for a foreign transfer pricing issue that has been effectively settled.

Liquidity and Capital Resources

        At March 31, 2012, we had cash, cash equivalents and short-term investments of $79.1 million, compared to $85.6 million at December 31, 2011. At March 31, 2012, $43.2 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $6.8 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the three months ended March 31, 2012 and 2011, were largely impacted by income from operations, partially offset by certain non-cash items. These cash flows were also impacted by the cash flows from accounts receivable due to the timing of collections and the timing of payment for certain liabilities.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $14.8 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively, and these cash flows were primarily impacted by investment purchases, partially offset by investment maturities.

        Net cash used in financing activities totaled $1.4 million for the three months ended March 31, 2012, which resulted primarily from the purchase of treasury stock, partially offset by the net effect of other financing activities. Net cash provided by financing activities totaled $0.2 million for the three months ended March 31, 2011, which resulted from the proceeds from the exercise of equity awards, including the related tax benefits, partially offset by amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock.

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. As of March 31, 2012, we have repurchased 0.1 million shares of our common stock, for an aggregate of $2.0 million, under this authorization.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, in anticipation of our planned acquisition of SRS, we expect to enter into a new credit facility during the second quarter of 2012. We expect this credit facility to be in the range of $30.0 million to $50.0 million. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisition of companies, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        There have been no material changes to our contractual obligations since December 31, 2011, with the exception of the increased obligations associated with our gross unrecognized tax benefits. As of March 31, 2012, our total amount of unrecognized tax benefits was $7.7 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2012. The estimated average maturity of our investment portfolio is less than one year. As of March 31, 2012, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

        During the three months ended March 31, 2012, we derived nearly 85% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 7% of total revenues during the three months ended March 31, 2012. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $4.5 million for the three months ended March 31, 2012. Based upon the expenses for the three months ended March 31, 2012, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2012, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except as set forth below under "Risks Relating to our Potential Merger with SRS," there have been no material changes to our risk factors during the three-month period ended March 31, 2012.

Risks Relating to our Potential Merger with SRS

  Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete the Merger could have material and adverse effects on our business and the trading price of shares of our common stock.

        The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others (i) adoption of the Merger Agreement by the affirmative vote of the holders representing a majority of the outstanding shares of SRS common stock entitled to vote thereon at the special meeting, (ii) the expiration or termination of any waiting period applicable to the Merger under the HSR Act, (iii) the effectiveness of the registration statement on Form S-4 to be filed by us for purposes of registering our common stock to be issued in connection with the Merger and (iv) the absence of any law or order, writ, injunction, judgment, decree or ruling in effect, or pending or threatened by the DOJ or the FTC, which prohibits, renders illegal or enjoins or threatens to prohibit, render illegal or enjoin, the consummation of the transactions contemplated by the Merger Agreement. In addition, each party's obligation to consummate the Merger is subject to certain other conditions, including, among others, (w) the accuracy of the other party's representations and warranties in the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions), (x) the other party's compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the absence of any event arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or is reasonably likely to have a material adverse effect on the other party and (z) the receipt of an opinion of counsel to the effect that the transactions effected pursuant to the Merger Agreement will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. SRS' obligation to consummate the Merger is also subject to the approval for listing on The NASDAQ Global Select Market of our common stock to be issued as consideration to SRS' stockholders in the Merger.

        In addition, the Merger Agreement contains certain termination rights for both us and SRS, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by December 31, 2012, subject to each party's right to extend such date for an additional 180 days if, among other things, all closing conditions other than receipt of antitrust approvals under the HSR Act have been satisfied by December 31, 2012. In some circumstances, upon termination of the Merger Agreement, SRS will be required to pay to us a termination fee of $7,495,000.

        If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the Merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Merger, including (i) the payment of certain fees and costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, (ii) the potential decline in the market price of our common stock and (iii) the loss of time and resources.

  Although we and SRS expect to realize certain benefits as a result of the Merger, there is the possibility that we following the completion of the Merger may be unable to integrate successfully the businesses of us and SRS in order to realize the anticipated benefits of the Merger or do so within the intended timeframe.

        The Merger involves SRS being operated as a wholly owned subsidiary of ours. We will be required to devote significant management attention and resources to integrating the business practices and operations of SRS with ours. Due to legal restrictions, we and SRS have been able to conduct limited planning regarding the integration of SRS into us after completion of the Merger and have not yet determined the exact nature of how the businesses and operations of SRS will be run following the completion of the Merger. Potential difficulties we may encounter as part of the integration process include the following:

  •
  any delay in the integration of management teams, strategies, operations, products and services;

  •
  loss in sales and customers as a result of certain of our or SRS' customers deciding not to do business with us after the merger;

  •
  diversion of the attention of each company's management as a result of the Merger;

  •
  differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

  •
  the ability to retain key employees;

  •
  the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

  •
  complexities associated with managing SRS as our subsidiary, including the challenge of integrating complex systems, technology, networks and other assets of SRS into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

  •
  potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including one-time cash costs to integrate SRS beyond current estimates; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or our and SRS' ability to achieve the anticipated benefits of the Merger or could reduce each company's earnings or otherwise adversely affect our business and financial results following the completion of the Merger.

  The Merger may not be accretive and may cause dilution to our earnings per share following the completion of the Merger, which may negatively affect the price of our common stock following the completion of the Merger.

        We currently anticipate that the Merger will be accretive on a GAAP basis by 2013. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by us following the completion of the Merger. Such estimates and assumptions could materially change due to additional transaction-related costs, the failure to realize any or all of the benefits expected in the Merger or other factors beyond our control or the control of SRS. All of these factors could delay, decrease or eliminate the expected accretive effect of the Merger and cause resulting dilution to our earnings per share or a reduction in the price of our common stock following the completion of the Merger.

  Our results following the completion of the Merger may suffer if we do not effectively manage our expanded operations.

        Following the Merger, the size of our business will increase significantly beyond the current size of either our or SRS' existing businesses. Our future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management. There can be no assurances that we will be successful after completion of the Merger or that we will realize the expected benefits currently anticipated from the Merger.

  Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our stock price, future business, operations and financial results following the completion of the Merger.

        We and SRS are dependent on the experience and industry knowledge of our repspective senior management and other key employees to execute our respective business plans. Our success after the Merger will depend in part upon our and SRS' ability to retain key management personnel and other key employees. Current and prospective employees of ours and SRS may experience uncertainty about their roles within our company following the completion of the Merger, which may have an adverse effect on the ability of each of us and SRS to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees of ours and SRS to the same extent that such each of us and SRS have previously been able to attract or retain employees. In addition, following the completion of the Merger, we might not be able to locate suitable replacements for any such key employees who leave our company within the timeframe required to avoid a negative impact on the combined business. These matters could adversely affect our stock price, future business, operations and financial results following the completion of the Merger.

  We will incur a significant amount of indebtedness to pay the cash consideration to SRS stockholders and to pay related fees and expenses. Our anticipated level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        While there is no financing contingency related to the completion of the Merger, we expect to finance the cash consideration of the Merger through a combination of existing cash balances and a new credit facility, which we expect to enter into during the second quarter of 2012. We expect this credit facility to be in the range of $30.0 million to $50.0 million.

        Our increased indebtedness following consummation of the Merger could adversely affect our operations and liquidity. Our anticipated level of indebtedness could, among other things:

  •
  make it more difficult for us to pay or refinance its debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make its scheduled debt payments;

  •
  cause us to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital and capital expenditures and other business activities;

  •
  make it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

  •
  cause us to be more vulnerable to adverse economic and industry conditions;

  •
  cause us to be disadvantaged compared to competitors with less leverage;

  •
  result in a downgrade in our credit rating or any of our indebtedness or our subsidiaries which could increase the cost of further borrowings; and

  •
  limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.

        The terms of our indebtedness following the completion of the Merger may include covenants that, among other things, restrict our ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) incur guarantee obligations, (iv) prepay certain other indebtedness or amend other financing arrangements, (v) pay dividends, (vi) create liens on assets, (vii) enter into sale and leaseback transactions, (viii) make investments, loans or advances, (ix) make acquisitions, (x) engage in mergers or consolidations, (xi) change the business conducted and (xii) engage in certain transactions with affiliates.

  We are expected to incur substantial expenses related to the Merger.

        We are expected to incur substantial expenses in connection with the Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Merger is completed. While we and SRS have assumed that a certain level of expenses would be incurred, there are many factors beyond the control of either us or SRS that could affect the total amount or the timing of the expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.

        There may also be additional unanticipated significant costs in connection with the Merger that we may not recoup. These costs and expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, other efficiencies and cost savings. Although we expect that these savings will offset these integration and implementation costs over time, this net benefit may not be achieved in the near term or at all.

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

  Our business is partially dependent upon the growth in Blu-ray Disc products, and to the extent that consumer adoption of Blu-ray Disc products fails to materialize, our business will be adversely affected.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the three months ended March 31, 2012, nearly 85% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended March 31, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2012 through January 31, 2012	—	—		—	—
February 1, 2012 through February 29, 2012	32,495	$27.55		—	2,000,000
March 1, 2012 through March 31, 2012	72,458	$28.44		71,600	1,928,400

Total	104,953	$28.17	(2)	71,600	1,928,400

Notes:

(1)
Consists of (i) shares repurchased in open market transactions pursuant to a Board of Directors authorization, which we announced on February 22, 2012, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors, and (ii) shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
Represents weighted average price paid per share during the quarter ended March 31, 2012.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Filed with this Form 10-Q
Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/12
2.2	Voting Agreement, dated as of April 16, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		8-K	000-50335-12764511	4/17/12
2.3	Amendment No. 1 to Voting Agreement, dated April 26, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		13D	005-49103-12784432	4/26/12
10.1*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson		10-K	000-50335-12662201	3/2/12
10.2*	Employment Agreement, dated March 26, 2012, between DTS, Inc. and Kris M. Graves	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

Filed with this Form 10-Q
Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

DTS, Inc.
Date: May 9, 2012	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 9, 2012	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/12
2.2	Voting Agreement, dated as of April 16, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		8-K	000-50335-12764511	4/17/12
2.3	Amendment No. 1 to Voting Agreement, dated April 26, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		13D	005-49103-12784432	4/26/12
10.1*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson		10-K	000-50335-12662201	3/2/12
10.2*	Employment Agreement, dated March 26, 2012, between DTS, Inc. and Kris M. Graves	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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