Form 10-Q
period 2012-06-30
DTS, INC.
filed 2012-08-06
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

         As of July 30, 2012 a total of 18,890,554 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,579	$46,944
Short-term investments	52,166	38,697
Accounts receivable, net of allowance for doubtful accounts of $299 and $251 at June 30, 2012 and December 31, 2011, respectively	3,848	5,322
Deferred income taxes	1,267	1,296
Prepaid expenses and other current assets	1,912	1,823
Income taxes receivable, net	2,299	2,591

Total current assets	110,071	96,673
Property and equipment, net	32,230	32,800
Intangible assets, net	6,103	6,549
Goodwill	1,257	1,257
Deferred income taxes	17,576	13,574
Long-term investments	2,497	6,922
Other assets	2,127	1,695

Total assets	$171,861	$159,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,623	$1,056
Accrued expenses	3,950	3,605
Deferred revenue	1,593	1,121

Total current liabilities	7,166	5,782
Other long-term liabilities	8,587	7,886
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2012 and December 31, 2011; 20,654 and 20,536 shares issued at June 30, 2012 and December 31, 2011, respectively; 16,582 and 16,536 shares outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	201,830	192,819
Treasury stock, at cost—4,072 and 4,000 shares at June 30, 2012 and December 31, 2011	(109,257)	(107,222)
Accumulated other comprehensive income	684	644
Retained earnings	62,848	59,558

Total stockholders' equity	156,108	145,802

Total liabilities and stockholders' equity	$171,861	$159,470

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$21,754	$20,585	$48,639	$47,364
Cost of revenue	194	215	388	426

Gross profit	21,560	20,370	48,251	46,938
Operating expenses:
Selling, general and administrative	16,706	12,875	31,989	26,824
Research and development	4,780	3,143	9,290	6,395

Total operating expenses	21,486	16,018	41,279	33,219

Operating income	74	4,352	6,972	13,719
Interest and other income (expense), net	2	48	(86)	(26)

Income before provision for income taxes	76	4,400	6,886	13,693
Provision for income taxes	831	1,799	3,596	5,403

Net income (loss)	$(755)	$2,601	$3,290	$8,290

Net income (loss) per common share:
Basic	$(0.05)	$0.15	$0.20	$0.48

Diluted:	$(0.05)	$0.14	$0.19	$0.46

Weighted average shares outstanding:
Basic	16,503	17,279	16,484	17,242

Diluted	16,503	17,972	16,938	17,938

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(755)	$2,601	$3,290	$8,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	38	43	76
Other	(1)	(4)	(3)	(4)

Total comprehensive income (loss)	$(752)	$2,635	$3,330	$8,362

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,290	$8,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,714	2,502
Stock-based compensation charges	5,516	4,387
Deferred income taxes	(3,973)	(150)
Tax benefits from stock-based awards	3,075	215
Excess tax benefits from stock-based awards	(3,278)	(154)
Other	140	196
Changes in operating assets and liabilities:
Accounts receivable	1,074	3,086
Prepaid expenses and other assets	(121)	(477)
Accounts payable, accrued expenses and other liabilities	1,438	(2,933)
Deferred revenue	472	(3,579)
Income taxes receivable	292	(862)

Net cash provided by operating activities	10,639	10,521

Cash flows from investing activities:
Purchases of held-to-maturity investments	(3,450)	(33,911)
Purchases of available-for-sale investments	(42,074)	(12,117)
Maturities of held-to-maturity investments	17,535	42,660
Maturities of available-for-sale investments	18,945	—
Purchases of property and equipment	(1,443)	(1,534)
Purchases of intangible assets	(180)	(273)

Net cash used in investing activities	(10,667)	(5,175)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,375	3,001
Repurchases and retirement of common stock for restricted stock tax withholdings	(955)	(1,480)
Excess tax benefits from stock-based awards	3,278	154
Purchases of treasury stock	(2,035)	(12,423)

Net cash provided by (used in) financing activities	1,663	(10,748)

Net change in cash and cash equivalents	1,635	(5,402)
Cash and cash equivalents, beginning of period	46,944	41,744

Cash and cash equivalents, end of period	$48,579	$36,342

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2012, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 2, 2012.

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its previously announced acquisition of SRS Labs, Inc., a Delaware corporation ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among the Company, DTS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member limited liability company and a wholly owned subsidiary of the Company ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company. For additional information, refer to Footnote 10 of the consolidated financial statements, "Subsequent Events."

        As this acquisition was completed subsequent to June 30, 2012, all discussions and amounts in the consolidated financial statements and related notes exclude SRS, unless otherwise noted.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Cash and Investments

        Cash and investments consist of the following:

	As of June 30, 2012	As of December 31, 2011
Cash and cash equivalents:
Cash	$18,147	$11,330
Money market accounts	30,432	35,383
Municipal securities	—	231

Total cash and cash equivalents	$48,579	$46,944

Short-term investments:
Available-for-sale securities:
Commercial paper	$2,017	$—
U.S. government and agency securities	32,119	11,391
Municipal securities	6,226	4,329
Held-to-maturity securities:
Certificates of deposit	632	1,543
Commercial paper	—	429
U.S. government and agency securities	—	11,628
Municipal securities	11,172	9,377

Total short-term investments	$52,166	$38,697

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$2,497	$4,010
Held-to-maturity securities:
Municipal securities	—	2,912

Total long-term investments	$2,497	$6,922

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented.

        The contractual maturities of investments at June 30, 2012 were as follows:

Available-for-sale securities:
Due within one year	$40,362
Due after one year and through five years	2,497

42,859
Held-to-maturity securities:
Due within one year	11,804

Total investments	$54,663

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

        The Company obtained the fair value of its available-for-sale securities, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g., large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and the fair value is determined.

        The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above.

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy as of June 30, 2012 and December 31, 2011.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

        The Company's financial assets, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Available-for-sale securities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Commercial paper	$2,017	$—	$2,017	$—
U.S. government and agency securities	34,616	—	34,616	—
Municipal securities	6,226	—	6,226	—

	$42,859	$—	$42,859	$—

As of December 31, 2011
U.S. government and agency securities	$15,401	$—	$15,401	$—
Municipal securities	4,329	—	4,329	—

	$19,730	$—	$19,730	$—

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of June 30, 2012	As of December 31, 2011
Land	$6,600	$6,600
Building and improvements	21,337	21,233
Machinery and equipment	3,878	3,481
Office furniture and fixtures	5,806	5,445
Leasehold improvements	2,942	2,386
Software	6,015	5,959

	46,578	45,104
Less: Accumulated depreciation	(14,348)	(12,304)

Property and equipment, net	$32,230	$32,800

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

Note 6—Income Taxes

        For the three months ended June 30, 2012, the Company recorded an income tax provision of $831 on pre-tax income of $76. For the six months ended June 30, 2012, the Company recorded an income tax provision of $3,596 on pre-tax income of $6,886, which resulted in an annualized effective tax rate of 52%. This rate differed from the U.S. statutory rate of 35% primarily due to reserves for U.S. federal and state tax audits, certain non-deductible transaction costs associated with the acquisition of SRS and the effects of non-creditable foreign withholding taxes, partially offset by the reversal of reserves for U.S. federal and foreign audit issues that have been effectively settled and state research and development tax credits.

        Tax loss carryforwards, consisting of stock-based compensation deductions, are expected to be utilized during the year and reduce cash income taxes. As a result, the Company recorded a benefit of $2,970 to additional paid-in capital during the six months ended June 30, 2012. The Company follows the with-and-without approach for determining when stock-based compensation deductions are considered realized.

        Other long-term liabilities at June 30, 2012 and December 31, 2011, included unrecognized tax benefits of $8,121 and $7,459, respectively, for both domestic and foreign issues. The net increase of $662 was primarily due to uncertainties relating to the Company's transfer pricing with its foreign licensing subsidiary and California income apportionment methodology, partially offset by the reversal of reserves for a U.S. federal audit issue that has been effectively settled. The Company believes that it is reasonably possible that a decrease of up to $4,000 in unrecognized tax benefits related to certain transfer pricing adjustment may be necessary within the next twelve months due to a proposed settlement of an Internal Revenue Service ("IRS") audit. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Income Taxes (Continued)

financial statements. In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The IRS is examining the Company's 2007 federal income tax return, including certain prior period carryforwards. In addition, the California Franchise Tax Board ("FTB") is conducting a state tax examination for the years 2004 and 2005. The Company disagrees with and has protested certain adjustments proposed by the IRS and FTB, and thus, has filed separate appeals. The timing of the ultimate resolution of these matters cannot be reasonably estimated.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2012 and 2011, withholding taxes were $1,001 and $1,103, respectively. For the six months ended June 30, 2012 and 2011, withholding taxes were $2,251 and $2,787, respectively.

Note 7—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
United States	$1,991	$2,887	$6,237	$5,750
International	19,763	17,698	42,402	41,614

Total revenue	$21,754	$20,585	$48,639	$47,364

        The following table sets forth net long-lived tangible assets by geographic area:

	As of June 30, 2012	As of December 31, 2011
United States	$30,144	$30,496
International	2,086	2,304

Total long-lived tangible assets, net	$32,230	$32,800

Note 8—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the treasury stock method. Due to the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Net Income (Loss) Per Common Share (Continued)

net loss for the three months ended June 30, 2012, all potential common shares are excluded from the diluted shares outstanding for that period.

        The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income (loss) per common share:
Net income (loss)	$(755)	$2,601	$3,290	$8,290

Weighted average common shares outstanding	16,503	17,279	16,484	17,242

Basic net income (loss) per common share	$(0.05)	$0.15	$0.20	$0.48

Diluted net income (loss) per common share:
Net income (loss)	$(755)	$2,601	$3,290	$8,290

Weighted average shares outstanding	16,503	17,279	16,484	17,242
Effect of dilutive securities:
Common stock options	—	602	386	588
Restricted stock	—	88	67	104
ESPP	—	3	1	4

Weighted average diluted shares outstanding	16,503	17,972	16,938	17,938

Diluted net income (loss) per common share	$(0.05)	$0.14	$0.19	$0.46

Anti-dilutive shares excluded from the determination of diluted earnings per share	3,201	365	1,193	248

Note 9—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of June 30, 2012, the Company has repurchased 72 shares of its common stock, for an aggregate of $2,035, under this authorization.

        All shares repurchased under this authorization are accounted for as treasury

Note 10—Subsequent Events

Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its previously announced acquisition of SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company. Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Subsequent Events (Continued)

        Pursuant to the Merger Agreement, at the effective time of the Merger, each share of SRS common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in treasury or held by SRS, the Company or any of their wholly owned subsidiaries or dissenting shares in accordance with Delaware law) was converted into the right to receive, at the election of the holder but subject to proration, consideration in the form of (i) $9.50 in cash, without interest and less any applicable withholding taxes (the "Per Share Cash Consideration") or (ii) 0.31127 of a share of the Company's common stock (the "Per Share Stock Consideration"). In addition, at the effective time of the Merger, each (i) stock option to purchase SRS common stock that was outstanding automatically became fully vested and exercisable and was canceled in exchange for the right to receive a cash payment in an amount equal to the product of (a) the number of shares of SRS common stock subject to the stock option and (b) the excess, if any, of (x) the Per Share Cash Consideration over (y) the exercise price per share subject to the stock option, without interest and less any applicable withholding taxes, and (ii) SRS restricted stock unit that was outstanding automatically became fully vested and was canceled in exchange for the right to receive a cash payment equal to the product of (a) the Per Share Cash Consideration and (b) the number of shares of SRS common stock subject to such restricted stock unit, without interest and less any applicable withholding taxes.

        In connection with the Merger, the Company issued 2,307 shares of its common stock, paid $66,869 in cash to former SRS stockholders and paid $13,335 in cash to former SRS equity award holders. Aggregate consideration for this acquisition was valued at $124,784. The purchase price was funded with the Company's existing cash and investment resources, borrowings of $30,000 under a new credit facility described below and the issuance of common stock from treasury.

        This business combination will be accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet.

        Due to the significant limitations on access to SRS information prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for accounts receivables, pre-acquisition contingencies and goodwill. The Company is also unable to provide the pro forma revenues and earnings of the combined entity. These items will be included in the Company's Report on Form 10-Q for the period ended September 30, 2012.

        The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed herewith as Exhibit 2.1 and incorporated herein by reference.

New Credit Facility

        On July 18, 2012, in connection with the consummation of the Merger, the Company entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between the Company and

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Subsequent Events (Continued)

Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides the Company with a $30,000 revolving line of credit (the "Revolver"), with a $5,000 sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. The Company may increase the Revolver by up to $20,000 subject to certain conditions. Proceeds from the Revolver were used to finance $30,000 of the cash portion of the Merger consideration as mentioned above.

        Amounts borrowed under the Revolver will bear interest, at the option of the Company, at either (i) LIBOR (as defined in the Loan Agreement) plus 1.0% or (ii) the higher of (a) the rate of interest most recently announced by Union Bank as its prime rate or (b) the Federal Funds Rate plus 0.50%. Pursuant to the Loan Agreement, the Company is required to pay an annual commitment fee of 0.25% on the unused portion of the Revolver.

        The Company's ability to borrow amounts under the Revolver is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that require the Company to maintain a (i) minimum rolling four quarter adjusted EBITDA of $32,000, (ii) maximum leverage ratio, defined as funded debt divided by adjusted EBITDA, not to exceed 1.50 to 1.00 and (iii) minimum liquidity amount of $30,000. In addition, the Loan Agreement contains covenants that restrict, among other things, the Company's ability to dispose of property, enter into mergers, acquisitions or other business combination transactions, grant liens, pay dividends and make certain other restricted payments.

        The Loan Agreement contains customary events of default. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts under the Revolver immediately due and payable, and may terminate commitments to make any additional advances thereunder.

        Union Bank and its affiliates may in the future perform, for the Company and its affiliates, various commercial banking, investment banking, financial advisory or other services, for which they may in the future receive customary compensation and expense reimbursement.

        In connection with the Loan Agreement, DTS and all of its U.S. subsidiaries, entered into a security agreement (the "Security Agreement") dated as of July 18, 2012 with Union Bank as agent for the Lenders pursuant to which DTS and its U.S. subsidiaries granted the Lenders a first priority perfected security interest in (i) all their respective current and later acquired tangible and intangible assets in current and future domestic subsidiaries and (ii) up to 65% of the stock of the Company's current and future foreign subsidiaries to secure amounts borrowed under the Revolver.

        The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement and the Security Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Subsequent Events (Continued)

Other

        On July 5, 2012, the Company completed its acquisition of a technology business' assets pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, the Company paid initial cash consideration of $3,000 upon the closing of the acquisition, and it may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain milestones over a three and a half year period from the date of acquisition.

        This transaction will be accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development, if any, be recorded on the balance sheet. Also, contingent consideration will be measured at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans, expectations, and our objectives for future operations, including those relating to our products and services, as well as statements about the benefits of the transaction involving us and SRS Labs, Inc., including future financial and operating results and the combined company's plans, objectives, expectations and intentions. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different than those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, we completed our previously announced acquisition of SRS Labs, Inc., a Delaware corporation ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among us, DTS Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), DTS LLC, a single member limited liability company and our wholly owned subsidiary ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as our wholly owned subsidiary (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and our wholly owned subsidiary.

        In connection with the Merger, the Company issued 2.31 million shares of its common stock and paid $66.87 million in cash to former SRS stockholders and paid $13.33 million in cash to former SRS equity award holders. Aggregate consideration for this acquisition was valued at $124.78 million.

        For additional information relating to the Merger, refer to Note 10 of the consolidated financial statements, "Subsequent Events."

        Prior to the aforementioned Merger, SRS was an industry leader in audio signal processing for consumer electronics across the four screens: TVs, PCs, mobile phones and automotive entertainment systems. SRS held approximately 150 worldwide registered and pending patents and was recognized by the industry as an authority in research and application of audio post processing technologies based on the human auditory principles. Through partnerships with leading global consumer electronics companies, semiconductor manufacturers, software developers, and content aggregators, SRS was recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming, and voice processing technologies. We plan to leverage from SRS' technologies, accomplishments, and relationships to accelerate the growth of our business.

        All discussions and amounts in Management's Discussion and Analysis exclude SRS, unless otherwise noted.

Executive Summary

Financial Highlights

  •
  Revenues increased $1.2 million for the three months ended June 30, 2012, compared to the same prior year period. Revenues increased $1.3 million for the six months ended June 30, 2012, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $0.2 million for the three months ended June 30, 2012, compared to the same prior year period. Royalty recoveries increased $2.0 million for the six months ended June 30, 2012, compared to the same prior year period.

  •
  Royalties from network connected markets increased 81% and 46% for the three and six months ended June 30, 2012, respectively, compared to the same prior year periods.

  •
  Royalties from Blu-ray product markets decreased 11% and 8% for the three and six months ended June 30, 2012, respectively, compared to the same prior year periods.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD based home theater market. The success of DVD based systems and products has fueled a demand for higher quality entertainment in the home, and this demand has extended into the car audio, PC, portable electronics, on-line networked devices, broadcast, video game console, mobile handset and tablet markets, as well. We have seen the acceleration of the market for high-definition televisions drive demand for Blu-ray Disc players and advanced home theater systems. Consumers have more broadly embraced the Blu-ray technology as prices decline and approach DVD pricing, content availability increases and as customers realize the value of the advanced features that Blu-ray provides, such as the ability to connect to the internet and ultimately playback 3D content.

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue growth from this market is closely tracking the growth in sales of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of DMP, network-connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products. Also, we recently joined forces with Deluxe Digital Distribution to enhance audio experiences across the digital entertainment marketplace.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 2, 2012.

Results of Operations

  Revenues

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended June 30,	$21,754	$20,585	$1,169	6%
Six months ended June 30,	$48,639	$47,364	$1,275	3%

        Revenues for the three months ended June 30, 2012, compared to the same prior year period, included a decrease of $0.2 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the six months ended June 30, 2012, compared to the same prior year period, included an increase of $2.0 million in royalty recoveries. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Excluding royalty recoveries, the increase in revenues for the three months ended June 30, 2012, compared to the same prior year period, was largely attributable to continued growth in royalties from network connected markets. In dollar terms, these royalties were up 81% for the three months ended June 30, 2012, compared to the same prior year period. Also, these royalties comprised over 30% and 15% of revenue for the three months ended June 30, 2012 and 2011, respectively. The growth in network connected markets was primarily driven by increased royalties from connected TVs. Partially offsetting the increase in network connected markets were declines in the broadcast and Blu-ray markets. The decline in royalties from the broadcast market primarily relates to the termination of an arrangement with a certain customer. The decline in royalties from the Blu-ray market was largely the result of supply chain disruptions caused by the flooding in Thailand last year and other macroeconomic factors impacting certain segments of the consumer electronics industry. Blu-ray related royalties comprised over 25% and 30% of revenue for the three months ended June 30, 2012 and 2011, respectively. In dollar terms, these royalties were down 11% for the three months ended June 30, 2012, compared to the same prior year period. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network connected markets, as we expand our footprint in terms of both products and geographies served.

        Excluding royalty recoveries, the decrease in revenues for the six months ended June 30, 2012, compared to the same prior year period, was largely attributable to declines in royalties from the broadcast, Blu-ray and DVD markets. Due to the aforementioned arrangement termination, royalties from the broadcast market fell to below 5% of revenue for the six months ended June 30, 2012, compared to over 5% of revenue for the same prior year period. For the reasons mentioned above, royalties from the Blu-ray market fell below 35% of revenue for the six months ended June 30, 2012, compared to over 35% of revenue for the same prior year period. In dollar terms, these royalties were down 8% for the six months ended June 30, 2012, compared to the same prior year period. DVD related royalties continued to decline as Blu-ray and network connected devices become more mainstream. In dollar terms, DVD related royalties declined 9% for the six months ended June 30, 2012, compared to the same prior year period. Partially offsetting these declines was an increase in royalties from network connected markets. In dollar terms, these royalties increased 46% for the six months ended June 30, 2012, compared to the same prior year period. Also, these royalties comprised over 20% and 15% of revenue for the six months ended June 30, 2012 and 2011, respectively. The growth in network connected markets was primarily driven by increased royalties from connected TVs and mobile devices.

  Gross Profit

	2012	%	2011	%
	($ in thousands)
Three months ended June 30,	$21,560	99%	$20,370	99%
Six months ended June 30,	$48,251	99%	$46,938	99%

        The recently completed acquisition of SRS will significantly increase our acquired intangibles, and therefore, we expect that the increase in the associated amortization expense will negatively affect our gross margins.

  Selling, General and Administrative ("SG&A")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended June 30,	$16,706	$12,875	$3,831	30%
% of Revenue	77%	63%
Six months ended June 30,	$31,989	$26,824	$5,165	19%
% of Revenue	66%	57%

        The dollar increase in SG&A for the three months ended June 30, 2012, compared to the same prior year period, was primarily due to costs associated with our acquisition of SRS. Also, we experienced an increase in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth.

        The dollar increase in SG&A for the six months ended June 30, 2012, compared to the same prior year period, was primarily due to costs associated with our acquisition of SRS and increases in advertising related activities. Advertising related expenses increased primarily due to a 2012 brand marketing campaign and tradeshow related activities. Also, employee related costs increased due to the reasons mentioned above.

        We expect to incur more SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement. Also, the recently completed acquisition of SRS will result in additional SG&A expenses.

  Research and Development ("R&D")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended June 30,	$4,780	$3,143	$1,637	52%
% of Revenue	22%	15%
Six months ended June 30,	$9,290	$6,395	$2,895	45%
% of Revenue	19%	14%

        The dollar increase in R&D for the three and six months ended June 30, 2012, compared to the same prior year periods, was primarily due to an increase in employee related costs. These costs increased primarily due to an increase in headcount and stock-based compensation to support our expanded operations. Other increases include consultant and travel related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to incur more R&D expenses through the remainder of the year. Also, the recently completed acquisition of SRS will result in additional R&D expenses.

  Interest and Other Income (Expense), Net

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended June 30,	$2	$48	$(46)	(96)%
Six months ended June 30,	$(86)	$(26)	$(60)	(231)%

        Interest and other income (expense), net, for the three months ended June 30, 2012 and 2011 is comprised mostly of interest income, partially offset by the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency.

        Interest and other income (expense), net, for the six months ended June 30, 2012 and 2011 is comprised mostly of the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency, partially offset by interest income.

        We will incur interest expense associated with a new credit facility that we obtained to fund a portion of the consideration paid to acquire SRS.

  Income Taxes

	2012	2011
	($ in thousands)
Three months ended June 30,	$831	$1,799
Effective tax rate	1093%	41%
Six months ended June 30,	$3,596	$5,403
Effective tax rate	52%	39%

        Our effective tax rates are based upon a projection of annual fiscal year results. These rates differed from the U.S. statutory rate of 35% primarily due to reserves for U.S. federal and state audits, partially offset by the reversal of reserves for U.S. federal and foreign audit issues that have been effectively settled. Our effective tax rate for the six months ended June 30, 2012 was also higher due to certain non-deductible transaction costs associated with our acquisition of SRS and the effects of non-creditable foreign withholding taxes, partially offset by state research and development tax credits. Our effective tax rate for the six months ended June 30, 2011 was also partially offset by the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate.

Liquidity and Capital Resources

        At June 30, 2012, we had cash, cash equivalents and short-term investments of $100.7 million, compared to $85.6 million at December 31, 2011. At June 30, 2012, $50.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $10.6 million and $10.5 million for the six months ended June 30, 2012 and 2011, respectively. Cash flows from operating activities consisted of net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the six months ended June 30, 2012 and 2011, were largely impacted by income from operations, partially offset by certain non-cash items. These cash flows were also impacted by the cash flows from accounts receivable due to the timing of collections and the timing of payment for certain liabilities. The operating cash flows during the six months ended June 30, 2011, were also impacted by the recognition of deferred revenue.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $10.7 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively, and these cash flows were primarily impacted by investment purchases, partially offset by investment maturities.

        Net cash provided by financing activities totaled $1.7 million for the six months ended June 30, 2012, which resulted primarily from the proceeds from the issuance of common stock under stock-based compensation plans, including the related tax benefits, partially offset by the purchases of treasury stock. Net cash used in financing activities totaled $10.7 million for the six months ended June 30, 2011, which resulted primarily from the purchase of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans, including the related tax benefits.

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, we completed our previously announced acquisition of SRS for an aggregate of $80.2 million in cash and 2.3 million shares of our common stock. Refer to Note 10 of the consolidated financial statements, "Subsequent Events." The purchase price was funded with our existing cash, investment resources, borrowings of $30.0 million under a new credit facility described below and the issuance of common stock from treasury.

  New Credit Facility

        On July 18, 2012, in connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance $30.0 million of the cash portion of the Merger consideration as mentioned above.

        For additional information relating to the Loan Agreement, refer to Note 10 of the consolidated financial statements, "Subsequent Events."

  Other

        On July 5, 2012, we completed our acquisition of a technology business' assets pursuant to an Asset Purchase Agreement dated as of July 5, 2012. Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones over a three and a half year period from the date of acquisition. This contingent consideration will be measured at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2012, we have repurchased 0.1 million shares of our common stock, for an aggregate of $2.0 million, under this authorization.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. In anticipation of our planned acquisition of SRS, we entered into a new credit facility during the third quarter of 2012 as noted above. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual Obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits and our recent business combinations in July 2012, there have been no material changes to our contractual obligations since December 31, 2011. As of June 30, 2012, our total amount of unrecognized tax benefits was $8.1 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. However, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by up to $4.0 million in the next twelve months as a result of a proposed settlement of an Internal Revenue Service audit.

        More information regarding our contractual obligations associated with our recent business combinations will follow in our next quarterly report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2012. The estimated average maturity of our investment portfolio is less than one year. As of June 30, 2012, a one percentage point change in interest rates throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes.

        During the six months ended June 30, 2012, we derived nearly 90% of our revenues from sales outside the United States and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 7% of total revenues during the six months ended June 30, 2012. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $9.8 million for the six months ended June 30, 2012. Based upon the expenses for the six months ended June 30, 2012, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2012, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the period ended March 31, 2012.

Risks Relating to our Merger with SRS

  Although we and SRS expect to realize certain benefits as a result of the Merger, there is the possibility that we may be unable to integrate successfully the businesses of us and SRS in order to realize the anticipated benefits of the Merger or do so within the intended timeframe.

        The Merger involves SRS being operated as a wholly owned subsidiary of ours. We will be required to devote significant management attention and resources to integrating the business practices and operations of SRS with ours. Due to legal restrictions, we and SRS have been able to conduct limited planning regarding the integration of SRS into us after completion of the Merger and have not yet determined the exact nature of how the businesses and operations of SRS will be run. Potential difficulties we may encounter as part of the integration process include the following:

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

  The Merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the price of our common stock.

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

  Our results following the Merger may suffer if we do not effectively manage our expanded operations.

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

        We and SRS are dependent on the experience and industry knowledge of our respective senior management and other key employees to execute our respective business plans. Our success after the Merger will depend in part upon our and SRS' ability to retain key management personnel and other key employees. Current and prospective employees of ours and SRS may experience uncertainty about their roles within our company following the completion of the Merger, which may have an adverse effect on the ability of each of us and SRS to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees of ours and SRS to the same extent that such each of us and SRS have previously been able to attract or retain employees. In addition, following the completion of the Merger, we might not be able to locate suitable replacements for any such key employees who leave our company within the timeframe required to avoid a negative impact on the combined business. These matters could adversely affect our stock price, future business, operations and financial results following the completion of the Merger.

  *We have incurred a significant amount of indebtedness to pay a portion of the cash consideration to SRS stockholders and to pay related fees and expenses. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        While there was no financing contingency related to the Merger, we financed the cash consideration of the Merger through a combination of existing cash balances and a new credit facility, which we entered into on July 18, 2012. This credit facility provides us with a $30.0 million revolving line of credit, with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes.

        Our increased indebtedness could adversely affect our operations and liquidity, by, among other things:

  •
  making it more difficult for us to pay or refinance its debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make its scheduled debt payments;

  •
  causing us to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital and capital expenditures and other business activities;

  •
  making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

  •
  causing us to be more vulnerable to adverse economic and industry conditions;

  •
  causing us to be disadvantaged compared to competitors with less leverage;

  •
  resulting in a downgrade in our credit rating or any of our indebtedness or our subsidiaries which could increase the cost of further borrowings; and

  •
  limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.

        The terms of our indebtedness include covenants that, among other things, restrict our ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) incur guarantee obligations, (iv) prepay certain other indebtedness or amend other financing arrangements, (v) pay dividends, (vi) create liens on assets, (vii) enter into sale and leaseback transactions, (viii) make investments, loans or advances, (ix) make acquisitions, (x) engage in mergers or consolidations, (xi) change the business conducted and (xii) engage in certain transactions with affiliates.

  We have incurred substantial expenses related to the Merger.

        We have incurred substantial expenses in connection with the Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. While we and SRS have assumed that a certain level of expenses would be incurred, there are many factors beyond the control of either us or SRS that could affect the total amount or the timing of the expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.

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

        The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering digital audio technology incorporated into consumer electronics product and entertainment mediums, including Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V. (Philips), Microsoft Corporation, Sony Corporation and Thomson.

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

        Our technologies have only recently been incorporated into certain markets, such as digital media players, televisions, personal computers, digital satellite and cable broadcast products, portable electronics devices and mobile handsets. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as companies such as Dolby Laboratories, Inc. and BBE Sound, Inc. As a result, the demand for our technologies, products, and services and the income potential of these businesses is unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2012, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 1, 2012 through April 30, 2012	—	—		—	1,928,400
May 1, 2012 through May 31, 2012	1,186	$28.29		—	1,928,400
June 1, 2012 through June 30, 2012	—	—		—	1,928,400

Total	1,186	$28.29	(3)	—	1,928,400

Notes:

(1)
Consists of shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
On February 22, 2012, we announced a Board of Directors authorization for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

(3)
Represents weighted average price paid per share during the quarter ended June 30, 2012.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        Refer to the "Exhibit Index" immediately following the signature page.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: August 6, 2012	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 6, 2012	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/12
2.2	Voting Agreement, dated as of April 16, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		8-K	000-50335-12764511	4/17/12
2.3	Amendment No. 1 to Voting Agreement, dated April 26, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		13D	005-49103-12784432	4/26/12
10.1	Loan Agreement, dated as of July 18, 2012, by and between DTS, Inc. and Union Bank, N.A., together with any other lender thereunder from time to time.		8-K	000-50335-12977271	7/24/12
10.2	Security Agreement, dated July 18, 2012, by and among DTS, Inc., and each other guarantor thereunder and Union Bank, N.A.		8-K	000-50335-12977271	7/24/12
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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