Form 10-Q
period 2012-09-30
DTS, INC.
filed 2012-11-08
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

         As of October 31, 2012 a total of 18,728,827 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,823	$46,944
Short-term investments	23,840	38,697
Accounts receivable, net of allowance for doubtful accounts of $541 and $251 at September 30, 2012 and December 31, 2011, respectively	4,592	5,322
Deferred income taxes	1,263	1,296
Prepaid expenses and other current assets	2,987	1,823
Income taxes receivable, net	2,442	2,591

Total current assets	91,947	96,673
Property and equipment, net	33,193	32,800
Intangible assets, net	79,277	6,549
Goodwill	52,431	1,257
Deferred income taxes	14,830	13,574
Long-term investments	—	6,922
Other assets	2,432	1,695

Total assets	$274,110	$159,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,184	$1,056
Accrued expenses	13,759	3,605
Deferred revenue	4,017	1,121

Total current liabilities	19,960	5,782
Long-term debt	30,000	—
Deferred income taxes	24,760	—
Other long-term liabilities	21,744	7,886
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2012 and December 31, 2011; 20,666 and 20,536 shares issued at September 30, 2012 and December 31, 2011, respectively; 18,729 and 16,536 shares outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	201,730	192,819
Treasury stock, at cost—1,938 and 4,000 shares at September 30, 2012 and December 31, 2011	(51,194)	(107,222)
Accumulated other comprehensive income	680	644
Retained earnings	26,427	59,558

Total stockholders' equity	177,646	145,802

Total liabilities and stockholders' equity	$274,110	$159,470

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$22,235	$20,546	$70,874	$67,910
Cost of revenue	2,105	217	2,493	643

Gross profit	20,130	20,329	68,381	67,267
Operating expenses:
Selling, general and administrative	25,322	12,784	57,311	39,608
Research and development	7,625	3,364	16,915	9,759

Total operating expenses	32,947	16,148	74,226	49,367

Operating income (loss)	(12,817)	4,181	(5,845)	17,900
Interest and other income (expense), net	19	348	(67)	322

Income (loss) before provision for income taxes	(12,798)	4,529	(5,912)	18,222
Provision for income taxes	6,288	1,627	9,884	7,030

Net income (loss)	$(19,086)	$2,902	$(15,796)	$11,192

Net income (loss) per common share:
Basic	$(1.04)	$0.17	$(0.92)	$0.65

Diluted:	$(1.04)	$0.17	$(0.92)	$0.63

Weighted average shares outstanding:
Basic	18,329	16,910	17,104	17,131

Diluted	18,329	17,434	17,104	17,768

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(19,086)	$2,902	$(15,796)	$11,192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	50	27	126
Other	12	1	9	(3)

Total comprehensive income (loss)	$(19,090)	$2,953	$(15,760)	$11,315

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(15,796)	$11,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,292	3,867
Stock-based compensation charges	8,358	6,756
Deferred income taxes	3,185	470
Tax benefits from stock-based awards	108	76
Excess tax benefits from stock-based awards	(312)	(30)
Other	381	362
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	6,366	2,633
Prepaid expenses and other assets	(325)	(809)
Accounts payable, accrued expenses and other liabilities	6,301	(4,622)
Deferred revenue	2,390	(4,643)
Income taxes receivable	349	(715)

Net cash provided by operating activities	17,297	14,537

Cash flows from investing activities:
Purchases of held-to-maturity investments	(3,450)	(36,583)
Purchases of available-for-sale investments	(42,074)	(12,888)
Maturities of held-to-maturity investments	20,120	55,686
Maturities of available-for-sale investments	22,092	—
Sales of held-to-maturity investments	9,109	—
Sales of available-for-sale investments	24,760	—
Cash paid for business acquisitions, net	(59,616)	—
Purchases of property and equipment	(2,813)	(2,443)
Purchases of intangible assets	(422)	(413)

Net cash provided by (used in) investing activities	(32,294)	3,359

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,411	3,596
Repurchases and retirement of common stock for restricted stock tax withholdings	(966)	(1,511)
Excess tax benefits from stock-based awards	312	30
Proceeds from long-term borrowings	30,000	—
Purchases of treasury stock	(5,881)	(26,810)

Net cash provided by (used in) financing activities	24,876	(24,695)

Net change in cash and cash equivalents	9,879	(6,799)
Cash and cash equivalents, beginning of period	46,944	41,744

Cash and cash equivalents, end of period	$56,823	$34,945

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2012, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 2, 2012.

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

Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its previously announced acquisition of SRS Labs, Inc., a Delaware corporation ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among the Company, DTS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member limited liability company and a wholly owned subsidiary of the Company ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company. For additional information, refer to Notes 2 and 6 of the consolidated financial statements, "Significant Accounting Policies" and "Business Combinations", respectively.

Acquisition of Phorus' Assets

        On July 5, 2012, the Company completed its acquisition of assets from Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). For additional information, refer to Notes 2, 4 and 6 of the consolidated financial statements, "Significant Accounting Policies", "Fair Value Measurements" and "Business Combinations", respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies

  Business Combinations

        The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition. However, as noted below in the revenue recognition policy, the Company will not begin to recognize revenue from per-unit licensing agreements acquired with SRS until the fourth quarter of 2012.

        The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company records a charge for the value of the related intangible asset in its consolidated statements of operations in the period it is abandoned. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured.

        Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics product manufacturers that pay a per-unit license fee for products manufactured (or upon shipment for those licensing agreements acquired with SRS) under those license agreements. Licensees generally report manufacturing or shipping information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture or shipment, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

        Cash collections from per-unit licensing agreements acquired with SRS during the three months ended September 30, 2012 were the result of product shipments during the three months ended June 30, 2012 or prior to the Company's acquisition of SRS. Therefore, the Company has not yet recognized revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the three months ended September 30, 2012. The Company will begin to recognize revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the fourth quarter of 2012.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2012 and 2011, withholding taxes were $1,288 and $1,157, respectively. For the nine months ended September 30, 2012 and 2011, withholding taxes were $3,539 and $3,944, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of September 30, 2012(1)	As of December 31, 2011
Cash and cash equivalents:
Cash	$12,582	$11,330
Money market accounts	44,241	35,383
Municipal securities	—	231

Total cash and cash equivalents	$56,823	$46,944

Short-term investments:
Available-for-sale securities:
U.S. government and agency securities	$17,549	$11,391
Certificates of deposit	6,291	—
Municipal securities	—	4,329
Held-to-maturity securities:
Certificates of deposit	—	1,543
Commercial paper	—	429
U.S. government and agency securities	—	11,628
Municipal securities	—	9,377

Total short-term investments	$23,840	$38,697

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$—	$4,010
Held-to-maturity securities:
Municipal securities	—	2,912

Total long-term investments	$—	$6,922

(1)
During July 2012, the Company liquidated certain investments classified as held-to-maturity to fund the acquisition of SRS. Accordingly, all investments are now classified as available-for-sale.

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented. The contractual maturities of investments at September 30, 2012 were due within one year.

        For additional information on investments classified as available-for-sale, refer to Note 4 of the consolidated financial statements, "Fair Value Measurements."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements

        The Company's investments classified as available-for-sale are required to be measured and recorded at fair value on a recurring basis. All other investments are classified as held-to-maturity and reported at amortized cost. The Company's contingent consideration related to its acquisition of assets from Phorus is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

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

        As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company has classified its available-for-sale securities within Level 2 of the fair value hierarchy.

        The preliminary fair value of contingent consideration was determined based on the valuation work of independent consultants, and it is subject to the achievement of certain revenue milestones over a three and a half year period from the date of the asset acquisition from Phorus. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. As of September 30, 2012, there have been no material changes to the fair value of contingent consideration or assumptions used since the acquisition of Phorus. For additional information on contingent consideration, refer to Note 6 of the consolidated financial statements, "Business Combinations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
U.S. government and agency securities	$17,549	$—	$17,549	$—
Certificates of deposit	$6,291	$—	$6,291	$—
Contingent consideration(1)	$(7,500)	$—	$—	$(7,500)
As of December 31, 2011
U.S. government and agency securities	$15,401	$—	$15,401	$—
Municipal securities	$4,329	$—	$4,329	$—

(1)
As of September 30, 2012, $2,673 and $4,827 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of September 30, 2012	As of December 31, 2011
Land	$6,600	$6,600
Building and improvements	21,347	21,233
Machinery and equipment	4,296	3,481
Office furniture and fixtures	6,333	5,445
Leasehold improvements	3,895	2,386
Software	6,393	5,959

	48,864	45,104
Less: Accumulated depreciation	(15,671)	(12,304)

Property and equipment, net	$33,193	$32,800

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations

Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its previously announced acquisition of SRS. SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming and voice processing technologies. In connection with the Merger, DTS issued 2,307 shares of its common stock, paid $66,876 in cash to former SRS stockholders and paid $13,338 in cash to former SRS equity award holders. Aggregate consideration for this Merger was valued at $124,785. The purchase price was funded with the Company's existing cash, liquidated investments, borrowings of $30,000 under a new credit facility and the issuance of common stock from treasury. The following table presents the purchase price for accounting purposes based on the Company's closing common stock price of $19.32 per share on July 20, 2012 and 14,452 outstanding SRS shares as of July 20, 2012:

Cash consideration
SRS common shares outstanding at closing	14,452
Cash per share	$9.50

Preliminary cash consideration	$137,294
Split between cash and common stock(1)	48.71%

Total cash consideration for outstanding shares		$66,876
Equivalent SRS shares issued pursuant to the intrinsic value of outstanding and accelerated SRS stock options at closing	1,306
SRS shares issued pursuant to the acceleration of outstanding SRS restricted stock units at closing	98

Total share equivalents prior to transaction	1,404
Cash per share	$9.50

Total cash consideration for share equivalents prior to transaction		$13,338

Total cash consideration		$80,214
Stock consideration
SRS common shares outstanding at closing	14,452
Exchange ratio for each SRS share	0.31127

Equivalent DTS shares	4,498
Split between cash and common stock(1)	51.29%

DTS treasury shares used for consideration	2,307
DTS closing common stock price on July 20, 2012	$19.32

Total stock consideration(2)		$44,571

Total consideration		$124,785

(1)
As a result of the decline in the stock price of the Company's common stock leading up to the closing of the Merger, the Company and SRS were required to adjust the proration to the minimum extent necessary to ensure that the Merger qualified as a tax reorganization

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

  pursuant to the tax savings clause in Section 2.6(e) of the Merger Agreement, which resulted in (i) an immaterial decrease in the maximum amount of cash the Company was permitted to pay to former SRS stockholders as consideration under the terms of the Merger Agreement and (ii) a related immaterial increase in the number of shares of common stock to be issued by the Company to former SRS stockholders as consideration under the terms of the Merger Agreement.

(2)
The Company recorded a $17,335 loss in retained earnings, which represents the aggregate difference between the average price per treasury share and the closing price on July 20, 2012, multiplied by the quantity of treasury shares used for consideration.

        The preliminary allocation of the purchase price was based on preliminary estimates and valuations of independent consultants and the Company. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The preliminary allocation of the purchase price may have material adjustments when the valuations have been completed. The following table presents the preliminary purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$23,298
Short-term investments			8,529
Accounts receivable			6,048
Prepaid expenses and other current assets			1,359
Income taxes receivable			200
Property and equipment			1,033
Goodwill			45,721
Identifiable intangible assets:
Customer relationships	8	39,170
Developed technology	6	23,440
Trademarks/tradenames	5	2,690
IPR&D		4,920

Total identifiable intangible assets			70,220
Deferred tax assets			4,408
Long-term investments			249
Accounts payable			(401)
Accrued expenses			(2,610)
Deferred revenue			(506)
Deferred tax liabilities			(24,760)
Other long-term liabilities			(8,003)

Total preliminary purchase price			$124,785

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        Customer relationships represent existing contracted relationships with consumer electronics manufacturers and others. Developed technology relates to SRS' technology across all of their markets that have reached technological feasibility. Trademarks/tradenames are primarily related to the SRS brand name. Amortization of finite-lived identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. IPR&D assets will be tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets will either be amortized over their estimated useful lives or written-off.

        The estimated fair values of the customer relationships, developed technology and trademarks/tradenames were primarily determined using either the relief-from-royalty or excess earnings methods. The discount rate utilized for these intangible assets was 22% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair value of IPR&D was determined using the excess earnings method and considers the remaining costs to complete and the expected cash flows to be generated from these IPR&D projects. The discount rate utilized for IPR&D was 26%, which reflects the riskier profile of uncompleted R&D projects relative to that of existing assets.

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. None of the goodwill recognized upon the acquisition is deductible for tax purposes.

        Revenues from licensing agreements acquired with SRS amounted to $891 for the three and nine months ended September 30, 2012. Acquisition and integration related costs for this acquisition included severance costs, change in control costs, banker fees, legal fees, other professional fees, contract termination costs and other administrative costs. The following table presents the acquisition and integration related costs for this acquisition that have been included in the Company's results of operations:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Selling, general and administrative	$7,153	$9,864
Research and development	882	894

Total acquisition and integration related costs	$8,035	$10,758

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        The following table presents the pro forma operating results as if SRS had been included in the Company's consolidated statements of operations as of the beginning of 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$27,264	$28,813	$92,707	$91,631
Net income (loss)	$(17,560)	$2,070	$(16,280)	$7,180
Net income (loss) per common share—basic	$(0.93)	$0.11	$(0.87)	$0.37
Net income (loss) per common share—diluted	$(0.93)	$0.10	$(0.87)	$0.36

        The pro forma financial information assumes the companies were combined as of January 1, 2011 and include business combination accounting effects from the acquisition, including amortization charges from acquired intangible assets and an increase in interest expense for the debt obtained to help finance the acquisition. Acquisition and integration related costs have not been included in the pro forma financial information. Also, the tax effects of adjustments have been included in the pro forma financial information. The pro forma information as presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011, nor is it necessarily indicative of future results.

Acquisition of Phorus' Assets

        On July 5, 2012, the Company completed its acquisition of assets from Phorus pursuant to an Asset Purchase Agreement dated as of July 5, 2012. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking. Pursuant to the terms of the Asset Purchase Agreement, the Company paid initial cash consideration of $3,000 upon the closing of the acquisition, and it may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of acquisition. Contingent consideration of $3,000 could be due and payable at the end of both the first and second anniversaries, and $4,000 could be due and payable at the end of the third anniversary. The final six months of the three and a half year period allows for a catch-up of any unpaid contingent consideration. The following table presents the preliminary purchase price as of the acquisition date:

Cash(1)	$3,000
Fair value of contingent consideration	7,500

$10,500

(1)
Includes a $300 holdback for potential indemnification matters, which is expected to be fully released and delivered to Phorus by July 5, 2014.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        The preliminary allocation of the purchase price was based on preliminary estimates and valuations of independent consultants and the Company. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The preliminary allocation of the purchase price may have material adjustments when the valuations have been completed. The following table presents the preliminary purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Goodwill			$5,453
Identifiable intangible assets:
Developed technology	5	3,060
Non-compete	2	540
IPR&D		1,360

Total identifiable intangible assets			4,960
Other assets			87

Total preliminary purchase price			$10,500

        Developed technology relates to Phorus' technology across all of their markets that have reached technological feasibility. Non-compete relates to certain agreements that the Company entered into with certain members of Phorus' management team. Amortization of finite-lived identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. IPR&D assets will be tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets will either be amortized over their estimated useful lives or written-off.

        The estimated fair value of the developed technology was primarily determined using the excess earnings method. The fair value of the non-compete was established using the profit differential method, which is an income approach on estimated financial projections for the acquired business using market participant assumptions and various non-compete scenarios. The discount rate utilized for this intangible asset was 58% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair value of IPR&D was determined using the excess earnings method and considers the remaining costs to complete and the expected cash flows to be generated from these IPR&D projects. The discount rate utilized for IPR&D was 62%, which reflects the riskier profile of uncompleted R&D projects relative to that of existing assets.

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. Goodwill recognized upon this acquisition is deductible for tax purposes.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        The fair value of the contingent consideration is based on Level 3 inputs, and with the exception of measurement period adjustments, further changes in the fair value of the contingent consideration will be recognized in the consolidated statement of operations. The Company used the income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 13%. For additional information on contingent consideration, refer to Note 4 of the consolidated financial statements, "Fair Value Measurements."

        Acquisition and integration related costs for this acquisition totaled $133 and $193 for the three and nine months ended September 30, 2012, respectively, and have been included in the Company's results of operations within selling, general and administrative expenses. These costs included legal fees, other professional fees and other administrative costs.

        If this business combination took place on January 1 of the previous year, the consolidated revenues and net income (loss) would not have been significantly different from reported amounts.

Note 7—Goodwill and Intangibles

        During the nine months ended September 30, 2012, the Company added $51,174 to goodwill in connection with the acquisitions of SRS and Phorus. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations."

        The following table summarizes amortization of intangibles included in the Company's results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$2,037	$184	$2,400	$549
Operating expenses	210	161	387	456

Total amortization of intangible assets	$2,247	$345	$2,787	$1,005

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Intangibles (Continued)

        The following table summarizes the weighted average lives and the carrying values of the Company's intangible assets by category:

		As of September 30, 2012(1)			As of December 31, 2011
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$32,777	$(5,459)	$27,318	$6,277	$(4,034)	$2,243
Contractual rights(2)	5	2,000	—	2,000	2,000	—	2,000
Customer relationships	8	40,220	(1,515)	38,705	1,050	(450)	600
Non-compete	2	540	(64)	476	515	(515)	—
Tradename	5	2,880	(295)	2,585	190	(190)	—
Patents	10	2,566	(967)	1,599	2,269	(868)	1,401
Trademarks	5	554	(240)	314	516	(211)	305

Total amortizable intangible assets		81,537	(8,540)	72,997	12,817	(6,268)	6,549
IPR&D		6,280	—	6,280	—	—	—

Total intangible assets		$87,817	$(8,540)	$79,277	$12,817	$(6,268)	$6,549

(1)
Includes intangible assets acquired during July 2012. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations."

(2)
Amortization will begin upon the in-service date, which is expected to occur later in 2012. Further, under existing arrangements, the Company may acquire additional rights, and as a result, it could make payments up to $8,250 over the next three years if certain milestones are achieved.

        The Company expects the future amortization of intangible assets held at September 30, 2012 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2012 (remaining 3 months)	$2,841
2013	11,732
2014	11,542
2015	11,386
2016	10,683
2017 and thereafter	24,813

Total	$72,997

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Long-term Debt

        In connection with the consummation of the Merger, the Company entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between the Company and Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides the Company with a $30,000 revolving line of credit (the "Revolver"), with a $5,000 sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. The Company may increase the Revolver by up to $20,000 subject to certain conditions. Proceeds from the Revolver were used to finance $30,000 of the cash portion of the Merger consideration as mentioned above.

        Amounts borrowed under the Revolver will bear interest, at the option of the Company, at either (i) LIBOR (as defined in the Loan Agreement) plus 1.0% or (ii) the higher of (a) the rate of interest most recently announced by Union Bank as its prime rate or (b) the Federal Funds Rate plus 0.50%. Through September 30, 2012, the Company elected LIBOR plus 1.0%. Pursuant to the Loan Agreement, the Company is required to pay an annual commitment fee of 0.25% on the unused portion of the Revolver.

        The Company's ability to borrow amounts under the Revolver is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that require the Company to maintain a (i) minimum rolling four quarter adjusted EBITDA of $32,000, (ii) maximum leverage ratio, defined as funded debt divided by adjusted EBITDA, not to exceed 1.50 to 1.00 and (iii) minimum liquidity amount of $30,000. In addition, the Loan Agreement contains covenants that restrict, among other things, the Company's ability to dispose of property, enter into mergers, acquisitions or other business combination transactions, grant liens, pay dividends and make certain other restricted payments. As of and for the three months ended September 30, 2012, the Company was in compliance with all loan covenants.

        The Loan Agreement contains customary events of default. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. Accordingly, the Revolver has been classified as a long-term liability on the consolidated balance sheet. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts under the Revolver immediately due and payable, and may terminate commitments to make any additional advances thereunder.

        Union Bank and its affiliates may in the future perform, for the Company and its affiliates, various commercial banking, investment banking, financial advisory or other services, for which they may in the future receive customary compensation and expense reimbursement.

        In connection with the Loan Agreement, the Company and all of its U.S. subsidiaries, entered into a security agreement (the "Security Agreement") dated as of July 18, 2012 with Union Bank as agent for the Lenders pursuant to which the Company and its U.S. subsidiaries granted the Lenders a first priority perfected security interest in (i) all their respective current and later acquired tangible and intangible assets in current and future domestic subsidiaries and (ii) up to 65% of the stock of the Company's current and future foreign subsidiaries to secure amounts borrowed under the Revolver.

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

Note 10—Income Taxes

        For the three months ended September 30, 2012, the Company recorded an income tax provision of $6,288 on pre-tax loss of $12,798. For the nine months ended September 30, 2012, the Company recorded an income tax provision of $9,884 on pre-tax loss of $5,912, which resulted in an annualized effective tax rate of (167)%. This negative effective tax rate differed from the U.S. statutory rate of 35% primarily due to the effects of foreign operations, as the Company's tax rates on those operations are generally lower than the U.S. statutory rate, non-creditable foreign withholding taxes, certain non-deductible transaction costs associated with its acquisition of SRS and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits.

        Other long-term liabilities at September 30, 2012 and December 31, 2011, included unrecognized tax benefits of $15,739 and $7,459, respectively, for both domestic and foreign matters. The net increase of $8,280 was primarily due to uncertain tax positions relating to the foreign tax credits and research and development tax credits acquired from SRS, the Company's transfer pricing with its foreign licensing subsidiary and California income apportionment methodology, partially offset by the reversal of reserves for a U.S. federal audit issue that has been effectively settled. The Company believes that it is reasonably possible that a decrease of up to $4,390 in unrecognized tax benefits related to certain transfer pricing adjustments may be necessary within the coming year due to a favorable settlement of the 2007 Internal Revenue Service ("IRS") audit. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Income Taxes (Continued)

financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

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

Note 11—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$1,884	$1,730	$8,121	$7,480
International	20,351	18,816	62,753	60,430

Total revenue	$22,235	$20,546	$70,874	$67,910

        The following table sets forth net long-lived tangible assets by geographic area:

	As of September 30, 2012	As of December 31, 2011
United States	$31,105	$30,496
International	2,088	2,304

Total long-lived tangible assets, net	$33,193	$32,800

Note 12—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the treasury stock method. Due to the net losses for the three and nine months ended September 30, 2012, all potential common shares are excluded from the diluted shares outstanding for those periods.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income (loss) per common share:
Net income (loss)	$(19,086)	$2,902	$(15,796)	$11,192

Weighted average common shares outstanding	18,329	16,910	17,104	17,131

Basic net income (loss) per common share	$(1.04)	$0.17	$(0.92)	$0.65

Diluted net income (loss) per common share:
Net income (loss)	$(19,086)	$2,902	$(15,796)	$11,192

Weighted average shares outstanding	18,329	16,910	17,104	17,131
Effect of dilutive securities:
Common stock options	—	442	—	538
Restricted stock	—	81	—	97
ESPP	—	1	—	2

Weighted average diluted shares outstanding	18,329	17,434	17,104	17,768

Diluted net income (loss) per common share	$(1.04)	$0.17	$(0.92)	$0.63

Anti-dilutive shares excluded from the determination of diluted earnings (loss) per share	3,282	612	2,498	371

Note 13—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 2012, the Company repurchased 245 shares of its common stock, for an aggregate of $5,881, under this authorization.

        All shares repurchased under this authorization are accounted for as treasury.

Note 14—Related Party Transaction

        The Company continues to lease the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. These offices are leased under two separate lease agreements that expire in April 2017, and rent expense for these offices was $68 from July 20, 2012 to September 30, 2012. The Company believes the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, our business strategy, plans, expectations, and our objectives for future operations, including those relating to our products and services, as well as statements about the benefits of the transaction involving us, SRS Labs, Inc. ("SRS"), Phorus, Inc. and Phorus, LLC (collectively "Phorus"), including future financial and operating results and the combined company's plans, objectives, expectations and intentions. Although forward-looking statements in this report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different than those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part II Item 1A and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC. We cannot guarantee future results, levels of activity, performance or achievements. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. You are urged not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date of this report. We do not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of high-definition audio technologies that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. Our audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, PCs, car audio products, video game consoles, network capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones, tablets and home theater systems. In addition, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. We also provide a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile electronics.

        We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

        Generally, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, copyrights, trademarks or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenues from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a regular part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

        Our cost of revenues consists primarily of amortization of acquired intangibles, and also includes costs for products and materials, salaries and related benefits for operations personnel, and payments to third parties for copyrighted material.

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

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, we completed our previously announced acquisition of SRS Labs, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among us, DTS Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), DTS LLC, a single member limited liability company and our wholly owned subsidiary ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as our wholly owned subsidiary (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and our wholly owned subsidiary. As used herein, "SRS" refers to SRS prior to the closing of the Merger and after the closing of the Merger, as the context requires.

        In connection with the Merger, we issued 2.3 million shares of our common stock and paid $66.9 million in cash to former SRS stockholders and paid $13.3 million in cash to former SRS equity award holders. Aggregate consideration for this acquisition was valued at $124.8 million, based on a $19.32 per share closing price of our common stock on July 20, 2012.

        For additional information relating to the Merger, refer to Note 6 of the consolidated financial statements, "Business Combinations."

        SRS is an industry leader in audio signal processing for consumer electronics across the four screens: TVs, PCs, mobile phones and automotive entertainment systems. SRS holds approximately 150 worldwide registered and pending patents and is recognized by the industry as an authority in research and application of audio post processing technologies based on the human auditory principles. Through partnerships with leading global consumer electronics companies, semiconductor manufacturers, software developers, and content aggregators, SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming and voice processing technologies. We plan to leverage from SRS' technologies, accomplishments, and relationships to accelerate the growth of our business.

  Acquisition of Phorus' Assets

        On July 5, 2012, we completed our acquisition of assets from Phorus pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking.

        All discussions and amounts in Management's Discussion and Analysis include SRS and Phorus from their respective dates of acquisition.

Executive Summary

Financial Highlights

  •
  Revenues increased $1.7 million for the three months ended September 30, 2012, compared to the same prior year period. Revenues increased $3.0 million for the nine months ended September 30, 2012, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $2.0 million for the nine months ended September 30, 2012, compared to the same prior year period. Royalty recoveries were zero for the three months ended September 30, 2012 and 2011.

  •
  Royalties from network connected markets increased 41% and 42% for the three and nine months ended September 30, 2012, respectively, compared to the same prior year periods.

  •
  Royalties from Blu-ray product markets decreased 3% and 7% for the three and nine months ended September 30, 2012, respectively, compared to the same prior year periods.

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

        Because we are a mandatory technology in the Blu-ray Disc standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. Further, we believe that this mandatory position in the Blu-ray Disc standard will give us the ability to extend the reach of a broad array of our technologies in several large markets, such as applications beyond optical media. For example, we have signed agreements with a number of DMP, network-connected digital television and mobile handset manufacturers to incorporate DTS decoders into their products. Also, we recently joined forces with Deluxe Digital Distribution to enhance audio experiences across the digital entertainment marketplace. Partnerships such as these will enable content delivery to as many connected devices as possible, thereby enabling growth in licensing opportunities.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, estimates and judgments are evaluated, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, stock-based compensation and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from these estimates. With the exception of our critical accounting policies and estimates related to our recent business combinations, there has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K filed on March 2, 2012.

  Business Combinations

        We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent consultants to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent consideration.

        Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

        Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Notes 2 and 6 of the consolidated financial statements, "Significant Accounting Policies" and "Business Combinations", respectively.

  Revenue Recognition

        Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

        We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors, including past transaction history with licensees and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our consolidated financial statements.

        Revenues from licensing audio technology, trademarks, and know-how are generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured (or upon shipment for those licensing agreements acquired with SRS) under those license agreements. Licensees generally report manufacturing or shipping information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture or shipment, provided amounts are fixed or determinable and collection is reasonably assured, since we cannot reliably estimate the amount of revenue earned prior to our receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

        Cash collections from per-unit licensing agreements acquired with SRS during the three months ended September 30, 2012 were the result of product shipments during the three months ended June 30, 2012, or prior to our acquisition of SRS. Therefore, we have not recognized revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the three months ended September 30, 2012. We will begin to recognize revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the fourth quarter of 2012.

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

Results of Operations

  Revenues

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended September 30,	$22,235	$20,546	$1,689	8%
Nine months ended September 30,	$70,874	$67,910	$2,964	4%

        Revenues for the nine months ended September 30, 2012, compared to the same prior year period, included an increase of $2.0 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Revenues from licensing agreements acquired with SRS amounted to $0.9 million for the three and nine months ended September 30, 2012, however as noted above, we will begin to recognize revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS in the fourth quarter of 2012.

        Excluding royalty recoveries, the increase in revenues for the three months ended September 30, 2012, compared to the same prior year period, was largely attributable to continued growth in royalties from network connected markets and royalties from licensing agreements acquired with SRS. In dollar terms, these royalties were up 41% for the three months ended September 30, 2012, compared to the same prior year period. Also, these royalties comprised over 25% and 20% of revenues for the three months ended September 30, 2012 and 2011, respectively. The growth in network connected markets was primarily driven by increased royalties from connected TVs. Royalties from the car market also increased for the three months ended September 30, 2012, compared to the same prior year period, due to continued expansion of our technology into new car models. Partially offsetting the increase in network connected markets were declines in the DVD, broadcast and Blu-ray markets. DVD related royalties continue to decline as Blu-ray and network connected devices become more mainstream. In dollar terms, DVD related royalties declined 8% for the three months ended September 30, 2012, compared to the same prior year period. The decline in royalties from the broadcast market primarily relates to the termination of an arrangement with a certain customer. These royalties comprised less than 5% percent of revenues for the three months ended September 30, 2012 and 2011. The decline in royalties from the Blu-ray market was largely the result of supply chain disruptions caused by the flooding in Thailand last year and other macroeconomic factors impacting certain segments of the consumer electronics industry. Blu-ray related royalties comprised over 30% of revenues for the three months ended September 30, 2012 and 2011. In dollar terms, these royalties were down 3% for the three months ended September 30, 2012, compared to the same prior year period. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network connected markets, as we expand our footprint in terms of both products and geographies served.

        Excluding royalty recoveries, the increase in revenues for the nine months ended September 30, 2012, compared to the same prior year period, was largely attributable to continued growth in royalties from network connected markets and royalties from licensing agreements acquired with SRS. In dollar terms, these royalties were up 42% for the nine months ended September 30, 2012, compared to the same prior year period. Also, these royalties comprised over 25% and 15% of revenues for the nine months ended September 30, 2012 and 2011, respectively. The growth in network connected markets was primarily driven by increased royalties from connected TVs and mobile devices. Royalties from the car market also increased for the nine months ended September 30, 2012, compared to the same prior year period, due to continued expansion of our technology into new car models. Partially offsetting the increase in network connected markets were declines in the broadcast, Blu-ray and DVD markets. Due to the aforementioned arrangement termination, royalties from the broadcast market were below 5% of revenues for the nine months ended September 30, 2012, compared to over 5% of revenues for the same prior year period. For the reasons mentioned above, royalties from the Blu-ray market were below 35% of revenues for the nine months ended September 30, 2012, compared to over 35% of revenues for the same prior year period. In dollar terms, these royalties were down 7% for the nine months ended September 30, 2012, compared to the same prior year period. DVD related royalties continued to decline as Blu-ray and network connected devices become more mainstream. In dollar terms, DVD related royalties declined 9% for the nine months ended September 30, 2012, compared to the same prior year period.

  Gross Profit

	2012	%	2011	%
	($ in thousands)
Three months ended September 30,	$20,130	91%	$20,329	99%
Nine months ended September 30,	$68,381	96%	$67,267	99%

        Our gross margins for the three and nine months ended September 30, 2012, compared to the same prior year period, have been affected by the additional amortization of intangibles from the SRS and Phorus acquisitions.

  Selling, General and Administrative ("SG&A")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended September 30,	$25,322	$12,784	$12,538	98%
% of Revenue	114%	62%
Nine months ended September 30,	$57,311	$39,608	$17,703	45%
% of Revenue	81%	58%

        The dollar increase in SG&A for the three and nine months ended September 30, 2012, compared to the same prior year periods, was primarily due to costs associated with our acquisition of SRS. Total acquisition and integration related costs included in SG&A were $7.3 million and $10.1 million for the three and nine months ended September 30, 2012, respectively. We continue to experience increases in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth. The dollar increase in SG&A for the nine months ended September 30, 2012, compared to the same prior year period, was also due to a 2012 brand marketing campaign and tradeshow related activities.

        We expect dollars spent on SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended September 30,	$7,625	$3,364	$4,261	127%
% of Revenue	34%	16%
Nine months ended September 30,	$16,915	$9,759	$7,156	73%
% of Revenue	24%	14%

        The dollar increase in R&D for the three and nine months ended September 30, 2012, compared to the same prior year periods, was primarily due to employee related costs associated with our recent acquisitions of SRS and Phorus. We continue to experience increases in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth. Other increases include consultant and travel related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see growth in dollars spent through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2012	2011	$	%
	($ in thousands)
Three months ended September 30,	$19	$348	$(329)	(95)%
Nine months ended September 30,	$(67)	$322	$(389)	121%

        Interest and other income (expense), net, for the three months ended September 30, 2012 is lower because of interest income, partially offset by the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and interest expense associated with new debt.

        Interest and other income (expense), net, for the nine months ended September 30, 2012 is lower because of the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and interest expense associated with our new debt, partially offset by interest income.

  Income Taxes

	2012	2011
	($ in thousands)
Three months ended September 30,	$6,288	$1,627
Effective tax rate	(49)%	36%
Nine months ended September 30,	$9,884	$7,030
Effective tax rate	(167)%	39%

        The effective tax rates for the three and nine months ended September 30, 2012 differed from the U.S. statutory rate of 35% primarily due to the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate, non-creditable foreign withholding taxes, certain non-deductible transaction costs associated with our acquisition of SRS and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits. Our effective tax rates for the three and nine months ended September 30, 2011 differed from the U.S. statutory rate of 35% primarily due to state income taxes and reserves for U.S. federal and state audits, partially offset by the effects of foreign operations, as our tax rates on those operations are generally lower than the U.S. statutory rate, and by the reversal of reserves for U.S. federal and foreign audit issues that have been effectively settled.

Liquidity and Capital Resources

        At September 30, 2012, we had cash, cash equivalents and short-term investments of $80.7 million, compared to $85.6 million at December 31, 2011. At September 30, 2012, $46.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $17.3 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. Cash flows from operating activities consisted of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the nine months ended September 30, 2012 and 2011, were largely impacted by income (loss) from operations, partially offset by certain non-cash items. These cash flows were also impacted by the cash flows from accounts receivable due to the timing of collections and the timing of payment for certain liabilities. The operating cash flows during the nine months ended September 30, 2012 and 2011 were also impacted by the timing of deferred revenue recognition and the timing of payment for certain liabilities.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $32.3 million for the nine months ended September 30, 2012. These cash flows were primarily impacted by the acquisition of SRS, partially offset by net proceeds from investment maturities and sales. Further, under existing arrangements, we may acquire additional contractual rights, and as a result, we could make payments up to $8.3 million over the next three years if certain milestones are achieved. Net cash provided by investing activities totaled $3.4 million for the nine months ended September 30, 2011. These cash flows were primarily impacted by net proceeds from investment maturities. For additional information relating to the aforementioned acquisition of SRS, refer to the "Acquisitions" discussion below.

        Net cash provided by financing activities totaled $24.9 million for the nine months ended September 30, 2012, which resulted primarily from a new credit facility, partially offset by purchases of treasury stock. Net cash used in financing activities totaled $24.7 million for the nine months ended September 30, 2011, which resulted primarily from purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans, including the related tax benefits. For additional information relating to the aforementioned credit facility, refer to the "New Credit Facility" discussion below.

  Acquisitions

        On July 20, 2012, we completed our previously announced acquisition of SRS for an aggregate of $80.2 million in cash and 2.3 million shares of our common stock. The purchase price was funded with our existing cash, liquidated investments, borrowings of $30.0 million under a new credit facility described below and the issuance of common stock from treasury.

        On July 5, 2012, we completed our acquisition of assets from Phorus for initial cash consideration of $3.0, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones.

        For additional information relating to these acquisitions, refer to Note 6 of the consolidated financial statements, "Business Combinations."

  New Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. As of and for the three months ended September 30, 2012, the Company was in compliance with all loan covenants.

        For additional information relating to the Loan Agreement, refer to Note 8 of the consolidated financial statements, "Long-term Debt."

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2012, we repurchased 0.2 million shares of our common stock, for an aggregate of $5.9 million, under this authorization.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, as a result our acquisition of SRS, we entered into a new credit facility during the third quarter of 2012 as noted above. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2011. As of September 30, 2012, our total amount of unrecognized tax benefits was $15.7 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. However, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by up to $4.4 million in the next twelve months as a result of certain transfer pricing adjustments that may be necessary due to a favorable settlement of the 2007 Internal Revenue Service audit. More information regarding our contractual obligations associated with our recent business combinations will follow in our upcoming Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense from debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2012. The average maturity of our investment portfolio is less than one year. As of September 30, 2012, a one percentage point change in interest rates for cash and investments throughout a one-year period would have an annual effect of approximately $0.8 million on our income or loss before income taxes. In connection with the consummation of the Merger, we entered into a Loan Agreement that provides a $30.0 million Revolver. We may increase the Revolver by up to $20.0 million subject to certain conditions. As of September 30, 2012, a one percentage point change in interest rates for debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the nine months ended September 30, 2012, we derived nearly 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 7% of total revenues during the nine months ended September 30, 2012. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $17.0 million for the nine months ended September 30, 2012. Based upon the expenses for the nine months ended September 30, 2012, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income or loss.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the United States dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the United States dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2012, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income or loss.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

Risks Related to Our Business

  *Although we expect to realize certain benefits as a result of the SRS acquisition, there is the possibility that we may be unable to successfully integrate the businesses of DTS and SRS, or to do so within the intended timeframe.

        Following completion of our acquisition of SRS on July 20, 2012, SRS has been operated as a wholly owned subsidiary of ours. We are required to devote significant management attention and resources to integrating the business practices and operations of SRS with ours. Potential difficulties we may encounter as part of the integration process include the following:

  •
  any delay in the integration of management teams, strategies, operations, products and services;

  •
  loss in sales and customers as a result of certain of our or SRS' customers deciding not to do business with us after the acquisition;

  •
  diversion of the attention of each company's management as a result of the acquisition;

  •
  differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

  •
  the ability to retain key employees;

  •
  the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

  •
  the achievement of anticipated synergies;

  •
  complexities associated with managing SRS as our subsidiary, including the challenge of integrating complex systems, technology, networks and other assets of SRS into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

  •
  potential unknown liabilities and unforeseen increased expenses or delays associated with the integration; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company's earnings or otherwise adversely affect our business and financial results following the completion of the acquisition.

        In addition to integration related issues, the acquisition of SRS has significantly increased the size of our business, augmenting a number of the risks included in these risk factors. Future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management. There can be no assurance that we will be successful realizing the expected benefits from this acquisition.

  We may not be able to evolve our technologies, products, and services or develop new technology, products, and services that are acceptable to our customers or the changing market.

        The market for our technologies, products, and services is characterized by:

  •
  rapid technological change;

  •
  new and improved product introductions;

  •
  changing customer demands;

  •
  increasingly competitive product landscape;

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

        As a result of a combination of internal growth and growth through acquisitions, such as our recent acquisition of SRS, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part upon the ability of our management team to manage any growth effectively. This will require our management to:

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

  *Our business and prospects depend upon the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part upon our reputation for providing high-quality products, services and technologies to the consumer electronics products industry and the entertainment industry. Our recent acquisition of SRS may cause new challenges to our brand. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards.

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

  •
  equity awards held by some of our executive officers provide for accelerated vesting in the event of a sale or change of control of our company; and

  •
  dissatisfaction as a result of the business following our recent acquisitions.

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

        Our technologies have only recently been incorporated into certain markets, such as digital media players, televisions, personal computers, digital satellite and cable broadcast products, portable electronics devices and mobile handsets. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as companies such as Dolby Laboratories, Inc.. As a result, the demand for our technologies, products, and services and the income potential of these businesses is unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

  Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers.

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our audio technologies have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technologies into the consumer electronics products that they sell and distribute. Most of the consumer electronics products that include our audio technologies also include Dolby's multi-channel audio technology. As a result of pricing pressure, consumer electronics products manufacturers who manufacture products in which our audio technologies are not a mandatory standard could decide to exclude our audio technologies from their products altogether.

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

  We may not successfully address problems encountered in connection with acquisitions.

        We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. While we recently acquired SRS and Phorus, our history of acquiring and integrating businesses is limited. Acquisitions, including those of SRS and Phorus, and strategic investments involve numerous risks, including:

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

  *We have incurred a significant amount of indebtedness to pay the cash consideration to SRS stockholders and to pay related fees and expenses. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        We financed the cash consideration of the SRS acquisition through a combination of existing cash balances, liquidated investments and a new credit facility, which we entered into on July 18, 2012. This credit facility provides us with a $30.0 million revolving line of credit, with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes.

        Our increased indebtedness could adversely affect our operations and liquidity, by, among other things:

  •
  making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments;

  •
  causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital and capital expenditures and other business activities;

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2012, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  *We expect our operating expenses to increase in the future, which may impact profitability.

        We expect our operating expenses to increase as we, among other things:

  •
  integrate the business of SRS;

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

  *Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

        Our capital requirements will depend upon many factors, including:

  •
  costs associated with the integration of SRS;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended September 30, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1, 2012 through July 31, 2012	—	—		—	1,928,400
August 1, 2012 through August 31, 2012	105,390	$21.90		104,876	1,823,524
September 1, 2012 through September 30, 2012	68,577	$22.60		68,577	1,754,947

Total	173,967	$22.17	(3)	173,453	1,754,947

Notes:

(1)
Consists of (i) shares repurchased in open market transactions pursuant to a Board of Directors authorization in February 2012 for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors, and (ii) shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
On February 22, 2012, we announced a Board of Directors authorization for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

(3)
Represents weighted average price paid per share during the quarter ended September 30, 2012.

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

DTS, Inc.
Date: November 8, 2012	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 8, 2012	by:	/s/ MELVIN L. FLANIGAN Melvin L. Fanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
10.1	Loan Agreement, dated as of July 18, 2012, by and between DTS, Inc. and Union Bank, N.A., together with any other lender thereunder from time to time.		8-K	000-50335- 12977271	7/24/12
10.2	Security Agreement, dated July 18, 2012, by and among DTS, Inc., and each other guarantor thereunder and Union Bank, N.A.		8-K	000-50335- 12977271	7/24/12
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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