Form 10-K
period 2012-12-31
DTS, INC.
filed 2013-03-18
CIK 1226308

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2012 was approximately $209,094,653 (based upon the closing price of shares of the registrant's Common Stock as reported on the NASDAQ Global Select Market for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

          As of February 28, 2013, 18,256,595 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report, to the extent not set forth herein.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2012
INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (including, but not limited to, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services, as well as statements about the benefits of the transaction involving us, SRS Labs, Inc., or SRS, Phorus, Inc. and Phorus, LLC (collectively "Phorus"), including future financial and operating results and the combined company's plans, objectives, expectations and intentions. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part I, Item 1A below in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances.

 PART I

Item 1.    Business

        References to "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries, including, except as otherwise stated, SRS and its subsidiaries, which we acquired on July 20, 2012.

Company Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. Our audio solutions enable delivery and playback of clear, compelling high-definition audio which is incorporated by hundreds of licensee customers around the world, into an array of consumer electronic devices, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, PCs, automotive audio products, video game consoles, televisions, digital media players ("DMPs"), set-top-boxes ("STBs"), mobile phones, tablets and home theater systems.

        Sound, long known to be a powerful driver of our emotional connection with movies, music and games, is emerging as an important product differentiator for a rapidly growing range of consumer electronic devices, especially mobile or portable devices, as consumers are using these devices to watch and listen to more entertainment than ever before. After years of focus on video quality and usability features, industry professionals and consumers alike are realizing that sound is the next frontier in the technical advancement of the high-definition entertainment experience. Simply put, sound changes the way we see. We believe that Sound Matters, and with our recent acquisition of SRS, we have expanded our suite of industry leading end-to-end audio solutions designed to enhance the entertainment experience for users of consumer electronic devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile electronics. Additionally, we provide products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content.

        To date, we have entered into licensing agreements with substantially all of the world's major consumer electronics manufacturers. We also license our technology to many of today's major semiconductor manufacturers. As a result, our technology, trademarks, copyrights and know-how have been incorporated in billions of consumer electronics products worldwide, and we have deeply penetrated many consumer electronic markets, as presented in the following diagram.

        Our technology was selected as the mandatory audio technology for the Blu-ray Disc standard, and we believe our mandatory position in this standard provides an important growth driver, as it firmly establishes us as the premier audio solutions provider for high-definition entertainment on optical disc based media. We also believe that cloud-based entertainment delivery is growing very rapidly and will drive the majority of our growth for many years to come. We have significantly broadened our market reach with new customers in the TV, PC, and mobile markets as the trend to network-connected devices and commercial digital download and streaming of content continues to gain momentum. We are also partnering with a growing number of cloud-based content providers to provide consumers with clear, compelling high-definition sound, despite the bandwidth limitations of on-line and cellular networks and the physical limitations of devices with small speakers. Our goal is to become an essential ingredient in high-definition entertainment experiences by incorporating our technology into every device that plays or delivers high-definition entertainment.

        As a premier audio solutions provider to the entertainment industry, our history of innovating spans more than 20 years.

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

        The significant growth of our consumer technology licensing business, coupled with our mandatory position in the Blu-ray Disc standard, led us to decide in February 2007 to exit our cinema and digital image processing businesses. These businesses were sold in two separate transactions during the second quarter of 2008 and were classified as Assets of Discontinued Operations Held For Sale on our consolidated balance sheets and as Discontinued Operations on our consolidated statements of operations for all periods presented. Except as otherwise noted, information herein is presented for the consumer business or continuing operations only.

        On July 5, 2012, we acquired substantially all of the assets of Phorus, a provider of wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking. On July 20, 2012, we acquired SRS, an industry leader in audio signal processing for consumer electronics devices, including TVs, PCs, mobile phones and automotive entertainment systems. We are presently leveraging from the technologies, accomplishments, and relationships of Phorus and SRS to accelerate our growth going forward.

        The addition of the acquired businesses, coupled with our own organic product development, has enabled us to assemble a suite of technologies and services that we believe to be unequaled in the industry. We have created product offerings specifically engineered to meet the unique needs of the various markets that we are currently pursuing, and we expect this enhanced, industry-leading portfolio of solutions and services to drive substantial growth going forward.

Industry Background

        Movie soundtracks were originally presented in mono, or one-channel, audio. In the mid-1970s, stereo was introduced. Stereo consists of two channels and presents sound through discrete left and right speakers. Stereo was followed by matrix technology that allowed an inexpensive two-track system to bring better sound to a large number of movie theaters. However, matrix technology allows only limited audio quality enhancement and channel separation over stereo. In the early 1990s, the listening experience of cinema audiences was significantly enhanced through the introduction of high-definition surround sound audio technology, typically with 5.1 discrete channels. Over the past 20 years, the entertainment industry has shifted to take advantage of many technical trends and innovations, including the transition from analog to digital content, growth in broadband speed and subscriber base, an increase in the types of devices for content playback, and the transition from physical media to network delivery via streaming and downloading. The mobilization of content consumption allows for entertainment on the go—anytime, anywhere, on any device.

  Proliferation of Home Theater

        Home theater systems generally consist of a display, a Blu-ray Disc, DVD or media player, an audio/video receiver with as many as eleven discrete full-range audio channels, plus a channel dedicated to low frequency effects known as a subwoofer. Home-theater-in-a-box systems contain one each of these elements, with the exception of the display, and are a popular offering to consumers as an all-in-one home theater package for ease of use and installation.

        Consumer demand for high-definition home theater systems has been fueled by:

  •
  the high-definition experience in movie theaters;

  •
  the general decline in prices for home theater equipment;

  •
  the growth of high-definition flat panel displays or televisions;

  •
  the widespread availability of Blu-ray Discs and DVD with high-definition soundtracks;

  •
  the proliferation of high-definition cable and satellite channels;

  •
  the wide availability of high-definition audio in game consoles;

  •
  the growth of high-definition content streaming services; and

  •
  the growth in portable media devices with high-definition content.

  Proliferation of Blu-ray Disc Systems

        Blu-ray Disc players, including stand-alone players and game consoles, are a growth driver of our revenues. Almost all Blu-ray Disc players are now network-enabled and a number of models are 3D-capable. A growing number of network-enabled Blu-ray Disc players are being utilized to stream media. In a recent study by Parks Associates, a market research company, 58% of U.S. broadband Blu-ray Disc households now connect their Blu-ray Disc players to access on-line content. At retail, Blu-ray Disc players with promotional prices as low as $38.00 during the 2012 holiday season are now competitively priced for mass market accessibility.

        According to Blu-ray.com, over 5,000 of the Blu-ray Disc releases in North America include a DTS-HD Master Audio soundtrack. In fact, according to Nielsen, a market research company, 85% of the top 100 titles sold in 2012, including eight out of the top ten movies in 2012, were encoded with DTS-HD Master Audio. Our dominant position on Blu-ray Discs establishes DTS as "the" high-definition audio format, and we expect this premium market position to be an important factor as content distributors expand to include higher quality choices in their cloud-based offerings.

        UltraViolet™ is the latest method for digital delivery of entertainment content, and, since its launch in 2011, Blu-ray Disc has been the primary entry point to authenticate access to UltraViolet™. UltraViolet™ allows consumers to register their Blu-ray Disc movies or content to a personal UltraViolet™ digital locker in the cloud, and then they can access that content on virtually any playback device. As of December 31, 2012, more than 9 million UltraViolet™ household accounts have been created, more than doubling the number as of June 30, 2012. To date, more than 85,000

UltraViolet™ enabled titles are available from the major Hollywood studios and other content providers.

  Emergence of Robust New Markets for High-Definition Entertainment Technologies

        High-definition sound is further extending into a growing number of consumer electronic environments, including homes, automobiles, PCs, video game consoles, mobile phones, portable media devices, DMPs, and various forms of broadcast television products. Content providers in the film, television, music and video game markets have recognized that a substantial market opportunity exists for high-definition audio entertainment content.

        Virtual surround sound technology, which allows listeners to enjoy a simulated surround sound experience using two speakers or headphones, is also being incorporated into stereo Home AV devices, such as televisions, soundbars, portable device docking stations as well as portable media players, including mobile phones, tablets and laptops. These markets represent significant growth opportunities as content providers and consumers become more familiar with the capability of high-definition audio on these devices to enhance the entertainment experience.

        Home networks, connected devices, cloud-based content and digital broadcast products and markets also represent significant future opportunities for deployment of our technologies and the delivery of high-definition entertainment. With a regulatory demand for broadcasters to adopt digital distribution around the globe, we see increasing demand for our broadcast technology solutions that allow operators to simultaneously interoperate and distribute audio on multiple media platforms. Furthermore, the proliferation of digital media distribution creates new demand for playback enhancement technologies for many consumer electronic devices.

        Our dominance in high-definition sound is a cornerstone to our go-forward vision of making the world sound better anytime, anywhere and on any device.

Network and Cloud-Based Content

        Movie and music content has been primarily purchased and consumed via optical disc based media, such as Blu-ray Disc, DVD, and CD. Today, these are still the dominant way consumers acquire and watch or listen to their favorite content. However, with the growth of the internet and home computer usage over the last decade, a shift to network and cloud-based content acquisition has occurred, including the recent trend toward full movie and music downloading and streaming services. Growth in the usage of network and cloud-based services will depend on integration partnerships within the ecosystem, further developments in content delivery methods and the ability to provide consumers with a high-definition experience on thinner, smaller devices and portability across multiple screens.

  Content Delivery Ecosystem

        Adding advanced audio technologies to an existing or new content delivery system requires multifaceted back-end integrations across numerous technology partners. Unlike the optical disc based media distribution business, where there are only a few parties involved in the replication and distribution of a disc, the digital content delivery ecosystem can be vast—involving dozens of interrelationships to get the entertainment content from the creator to the ultimate consumer. The illustration below represents a typical integration:

        The key components of the integration process are:

  •
  transcoding and file preparation partners;

  •
  streaming integration partners/protocols;

  •
  digital rights management encryption;

  •
  content delivery network (CDN)/content server (required where edge server transcoding is utilized); and

  •
  client/playback runtime environment integration, including DRM Decryption.

        Responding to consumer demand, consumer electronic products beyond the traditional PC, such as Blu-ray Disc players, TVs, game consoles and mobile devices, have added networking features to support the shift to cloud-based content. This adoption of network support in mainstream consumer electronic products has facilitated consumer demand for enjoyment of content in multiple formats, on multiple devices and in multiple locations. This requirement for broad content portability and accessibility has opened up many large, new markets to new media formats, such as high-definition audio, that had not been previously supported. The fundamental structure of the content ecosystem has now changed to focus on portability and ease-of-use combined with higher quality audio and video. This change significantly expands the market for digital media format technologies, such as those provided by DTS. According to DisplaySearch, in 2012 more than 29% of digital displays or TVs shipped worldwide were network-capable, a figure that is expected to rise to 48% by 2016.

        As the transition to digital content delivery accelerates, we continue to pursue strategic partnerships with top streaming technology companies in order to enable content delivery to as many connected devices as possible, thereby enabling growth in licensing opportunities. In response to this growing demand and in conjunction with Digital Rapids, we announced new tool offerings to support the Digital Entertainment Content Ecosystem's (DECE) UltraViolet™ standard. These tools serve the standard's goal to combine the benefits of cloud access with the power of an open, industry standard—empowering consumers to use multiple content services and device brands interchangeably, at home and on-the-go. We also announced our collaboration with Adobe to bring the DTS premium audio experience to upcoming connected TVs and Blu-ray Players powered by Adobe® AIR® 3. This newest version of AIR will enable Flash®-based application experiences with high-definition video and up to 7.1 channels of best-in-class DTS surround sound. This collaboration further illustrates our strong commitment to creating high-quality audio experiences for consumers across any and every connected device.

        In 2012, we announced that several leading content solution providers, including Digital Rapids, Elemental Technologies, and Rovi, now support DTS Express surround sound for creation of content in the UltraViolet™ Common File Format. DTS Express, part of the DTS-HD® family of audio solutions found on nearly all Blu-ray Disc™ movies, is fully optimized for digitally delivered content, providing a high quality immersive surround sound experience.

        In 2012, we also announced an agreement with Deluxe Digital Distribution, Inc., a subsidiary of Deluxe Entertainment Services Group, Inc., to integrate our premium audio technologies into the Deluxe Digital Media Library. This library is a complete catalog fulfillment solution of premium content, currently with thousands of titles, optimized for streaming and downloads to smartphones, tablets, computers, game consoles, connected Blu-ray players and televisions, along with other consumer electronic devices. This integration of our technology allows major studios and retailers the ability to offer digitally distributed content with unparalleled audio quality.

        To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

  Thinner, Smaller Devices and Portability

        In this age of convenience, devices such as TVs, PCs and mobile electronics, are becoming thinner, smaller and more portable than previous models, but as a result, sound quality is commonly sacrificed due to greater physical limitations. While the smaller forms of these devices meet the demand for portability, or sleeker design, consumers still believe that Sound Matters, and they demand a high quality audio experience from these sophisticated devices. With our recent acquisition of SRS, we have expanded our suite of industry leading end-to-end audio solutions designed to enhance the entertainment experience for users of thinner, smaller consumer electronic devices, and we believe that we now possess the industry's broadest range of audio technology solutions.

  Multi-Screen Playback

        In addition to demanding high quality audio on thinner or smaller devices, consumer demand for multi-screen playback of purchased content is also increasing. With the growth in cloud-based services, consumers are increasingly able to purchase content one time and play back this content on multiple devices. From our success in Blu-ray, we are recognized as a premier audio solutions provider for high-definition entertainment, and as cloud-based service providers look to expand and differentiate their media offerings to multi-screen platforms, such as tablets and mobile phones, we are in the unique position of being able to help them deliver high quality content for use by consumers on multiple devices.

        This proliferation of connected devices, cloud media services and content mobility represents a huge opportunity for deployment of our solutions.

DTS Solutions

        We provide a wide range of technology solutions focused on the reproduction and enhancement of sound. We launched our surround sound format technology for the consumer market in 1996 and have continued to develop technologies, providing solutions for Blu-ray, DVD, broadcast and digital media delivery. In 2008, we moved into the audio processing market to provide technologies and solutions for enhancing audio playback in a wide variety of devices and environments. Since our acquisition of SRS, we have expanded our suite of industry leading end-to-end audio solutions, which include both codec and audio processing technologies, designed to enhance the entertainment experience for users of consumer electronics devices. In particular, our audio processing technologies are capable of enhancing the audio output of today's consumer electronics products, that are subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile electronics. We have a complete range of audio playback solutions for media and consumer electronic providers, and we continue to expand through ongoing research and development, targeted acquisitions, as well as strategic partnerships with consumer electronics manufacturers and others within the digital media market.

  DTS Codecs

        In 1996, we introduced our Coherent Acoustics technology to bring advanced digital audio entertainment to the home. Coherent Acoustics is an audio compression/decompression algorithm or codec that is designed to capture, store, and reproduce audio signals. A fundamental challenge with digital audio distribution is that capturing analog signal representations in digital form requires a tremendous amount of data. Therefore, the storage and subsequent transmission of that data presents physical space, efficiency, bandwidth and economic challenges. We address these challenges by developing highly efficient coding algorithms and products that reduce the amount of data required to store, transmit and reproduce the audio while maintaining the quality of the audio experience. One of our key technical strengths has been our ability to develop a system that enables the transparent reproduction of an original audio signal, meaning that the reproduction sounds indistinguishable from its initial source.

        Using a core-plus-extensions methodology, we designed the following three attributes into the basic architecture of our Coherent Acoustics technology:

  •
  scalable, meaning that parameters such as data rate can be set over a very wide range, as applications require;

  •
  extensible, meaning that the structure itself accommodates additional data for enhancements both anticipated and unknown; and

  •
  backward compatible, meaning that extensions and enhancements do not preclude the ability of earlier decoders to play the core signal.

        DTS Digital Surround.    DTS Digital Surround was the first product based on the Coherent Acoustics technology specification, and it supports up to 5.1 channels of audio at up to 48kHz sampling rate and up to 1.5Mbps bit rate. From a content perspective, DTS Digital Surround is an optional format in the DVD standard. We have also further expanded on the DTS Digital Surround offering to support 6.1 channels, which adds a center back channel for added realism.

        DTS Neural Surround.    DTS Neural Surround technology is an encoder/decoder technology that takes up to 7.1 channels of audio and encodes the high-definition audio to stereo without use of a separate data stream. The two channel stereo audio can then be broadcasted or carried on other media that is limited to stereo tracks. In the home, the DTS Neural Surround decoder then decodes the signal, up to 7.1 channels, providing a surround sound experience. DTS Neural Surround is also widely deployed to enhance legacy stereo content for surround sound distribution for HDTV.

        DTS-HD Master Audio.    DTS-HD Master Audio is an instantiation of the Coherent Acoustics technology specification, and it supports 7.1 channels of audio at up to 192kHz sampling rate and up to 24.5Mbps. From a content perspective, DTS-HD Master Audio is a mandatory format in the Blu-ray standard. DTS-HD Master Audio is capable of greater performance in other applications, and it is backward compatible with existing DTS content. Further, DTS-HD Master Audio allows various levels of performance based on the capabilities of the home audio equipment used for playback.

        DTS-HD.    DTS-HD enables product manufacturers to build products that can decode DTS formats from a physical disc, file and/or streaming sources. DTS-HD provides playback compatibility for all current DTS formats. Further, DTS-HD is split into the following two versions, as we tailor our solutions to specific product markets in order to provide the best in class solutions to the consumer electronics industry and consumers alike.

  •
  One version of DTS-HD is the premium solution for products that output up to 7.1 channels of audio, including audio/video receivers, DMPs and media-enabled PCs. This version of DTS-HD provides the complete listening experience that the artist intended, including 7.1-channel lossless surround sound playback, at sampling rates up to 192 kHz, and support of all current DTS format extensions. This version of DTS-HD also features DTS Neo:6 technology for upmixing content with many products.

  •
  The other version of DTS-HD is specifically tailored to products limited to stereo and 5.1 surround sound playback, including TVs, STBs, home theater in-a-box, automotive audio and mobile products. This version of DTS-HD delivers all basic DTS format playback functionalities. While its ability to reproduce extended frequencies and channels is limited to stereo and 5.1 surround sound playback, this version of DTS-HD provides consumers with a quality audio listening experience utilizing all DTS content.

        Both versions of DTS-HD offer optional transcoding functionality and support for multiple audio streams. For broadcast decoding implementations, a DTS Neural Surround decoder is also required.

  Audio Processing

        Since the high-definition audio experience changed consumer listening habits and expectations, the consumer electronics marketplace has experienced a growing need for higher quality audio technology solutions. This has been magnified by the proliferation of thinner, smaller devices, such as smartphones and tablets. With our recent acquisition of SRS, we have significantly increased our suite of industry leading end-to-end audio processing solutions. Currently, our portfolio of audio processing solutions includes a wide range of advanced technologies and proprietary techniques for the processing and delivery of audio, voice and surround sound.

        Spatial Processing and Surround Technologies.    Our spatial processing and surround solutions transform audio by optimizing sound for a customer's speaker or headphone characteristics. By either increasing the number of channels, or virtualizing multi-channel audio over two speakers or a set of headphones, our spatial processing and surround technologies immerse the listener in tuned audio. Our spatial component and surround sound technologies are included in several product suites, such as WOW, Nviro, and Circle Surround. In addition to the component technologies, we license the following standalone solutions:

  •
  DTS TruSurround—With DTS TruSurround, speakers can be tuned for peak performance and to accurately extract and place audio cues for a realistic and immersive virtual surround experience from TVs and soundbars to automotive applications and to PCs.

  •
  DTS Neo:X—With DTS Neo:X, an industry leading 11.1 upmixing solution, immersive sound can arc overhead to the front-height speakers, sideways to the wide speakers, and back to the rear speakers, creating a semi-spherical soundstage.

        Loudness and Dynamics.    Our loudness and dynamics solutions optimize device audio output allowing our customers to fine tune the audio for products, and provide the end consumer with the ability to adjust the audio for their preferences. Our component solutions included in our product suites include: TruBass, PureSound, volume leveling, and equalizers. Additionally, we offer the following standalone solution:

  •
  DTS TruVolume—With DTS TruVolume, a volume leveling solution for TV and STB applications, consumers can set their desired volume level once to enjoy television, music and all other content without volume fluctuations or listener fatigue.

        Voice Processing.    Our voice processing solutions, also known as VIP and VIP+, and SRS Noise Reduction technologies dramatically reduce noise to produce a much clearer and crisper dialog over wireless communication devices and improve the intelligibility of the human voice in a variety of listening situations, including high ambient background environments.

        Solution Suites.    Our portfolio of audio processing solution suites addresses a broad spectrum of product applications within the markets that we have targeted. Our solutions may be implemented in a variety of methods, including discrete analog components, chip modules, analog semiconductors, digital signal processors and software. Our solution suites combine several technologies in order to deliver a comprehensive, easier to deploy package of post processing audio enhancement products. Solution suites also enable us to impact the performance of the OEM products by employing multiple technologies and techniques to enhance and control the overall audio fidelity and performance of the product. We have simplified our suite offerings across markets to two primary suites tailored specifically for each market:

  •
  DTS Sound—Across all markets, this solution is a tailored, entry level suite of components from both our spatial processing and loudness and dynamics portfolio of products that provides a value offering to our customers.

  •
  DTS StudioSound—Across all markets, this solution is our premium offering that includes most of our latest features. Our customers can use this suite to create the ultimate in sound quality.

  DTS Play-Fi Wireless Streaming Technology

        Mobile devices are becoming an essential ingredient in the playback and enjoyment of music, thanks to ease of use and a nearly unlimited variety of music streaming options. With our recent acquisition of Phorus, we plan to enable mobile devices to go beyond the portable music arena to take an increasingly central role in home entertainment. Historically, making the connection between mobile and whole-home entertainment has been challenging, due to the limitations that specific physical connections, cables, headphone listening, and less-than-ideal point-to-point streaming have placed on consumer enjoyment and expectations for what the home audio experience should be.

        Our Play-Fi™ solution allows the synchronized streaming of music directly from a mobile device over a standard wi-fi network to anywhere in the home. Play-Fi leverages wi-fi's extensive range and capacity to stream audio with bit-for-bit accuracy, for a higher quality audio experience. In addition, Play-Fi allows for multi-room, multi-source audio synchronization, again utilizing standard wi-fi capabilities that are built into most mobile devices and an increasing number of homes. With two or more Play-Fi enabled-speakers in a home, a consumer has the option to play different content in different rooms or the same content throughout the house from one mobile device. This solution is currently available for mobile devices that utilize the Android operating system in conjunction with a Phorus branded speaker or receiver. Play-Fi is expanding to support Windows and iOS operating systems in 2013. We plan to transition this technology from its current product based form into a licensing business similar to our other technologies.

Key Markets and Strategies

  Home AV

        The Home AV market includes audio/video receivers, DVD players, soundbars and other DVD-based equipment that facilitate the home theater experience. In 2012, Denon and Onkyo both launched DTS Neo:X, an industry leading 11.1 upmixing solution, into their audio/video receivers. The Home AV market represents our largest penetration into the consumer electronics industry, and it continues to present numerous opportunities for continued growth for our high-definition sound compression and audio processing technologies.

  Blu-ray Disc

        The Blu-ray Disc market includes standalone players, gaming devices and disc drives included in PCs. As a mandated technology in the Blu-ray Disc standard, our codec is in every product that incorporates a Blu-ray optical disc drive. Almost all Blu-ray Disc players are now network-enabled, and a number of models are 3D-capable. We believe our dominant position on Blu-ray Disc content establishes us as the premier audio format for high-definition entertainment and is expected to drive future growth as the industry transitions to network-based high-definition content delivery.

  Network-Connected

        The network-connected markets include consumer electronics devices that are network-capable, including connected TVs, mobile electronics and PCs. Consumers are increasingly relying on central hubs to access personal digital media libraries, the internet and TV content, and they are seeking superior audio quality across all of their consumer electronic devices. We are dedicated to the future of audio enhancement and strive to bring the high-performance sound experience to the next generation of home theaters, powered by media center devices.

        Connected TV.    Our key strategy in the connected TV market is joining forces with leading consumer electronics manufacturers like Samsung, LG, Sony and more recently Panasonic, allowing us to play a more significant role in the connected home entertainment market and further ensuring consumer access to top-notch audio when enjoying entertainment content at home. According to DisplaySearch, in 2012 more than 29% of digital displays or TVs shipped worldwide were network-connected, a figure that is expected to rise to 48% by 2016. In 2013, we announced our partnership with Panasonic, who now integrates our DTS 2.0 Digital Channel and DTS 2.0+ Digital technologies into their new network-connected televisions in North America.

        Mobile Electronics.    The mobile electronics market is the largest single consumer electronics device market in the world in terms of unit volume. We are currently focused on the high-value smartphone and tablet sub-segments of the mobile market. This market also includes other portable electronics, such as portable media players ("PMPs").

        In years past, mobile devices had only a few entertainment services to support them over known and predictable networks. However, the explosion of media services, network topographies and device capabilities has caused the range of audio technologies needed by our partners to increase, and we have helped to simplify their businesses by offering simple, scalable solutions to meet their needs.

        As smartphones continue to evolve into more feature-rich and sophisticated devices, consumers are seeking the same sound quality that they are accustomed to in their home theater or automobile. We believe that sound matters across all of these platforms; for example, with the integration of DTS Sound and DTS StudioSound into a smartphone, customers can receive uncompromising sound at their fingertips, redefining how they use and interact with their mobile devices. Importantly, mobile product manufacturers are beginning to realize that sound, and thus, our audio solutions can be used to differentiate their products.

        Today's consumers not only demand the best quality, they increasingly expect it in all of their electronics, including smartphones. Partnering with key manufacturers, such as Samsung, Pantech, LG, Huawei and more recently Lenovo, allows us the opportunity to improve the mobile audio experience through our audio solutions, which is our key strategy.

        In November 2012, we announced the incorporation of our WOW HD technology into the Lenovo IdeaTab A2109 tablet. Nextreaming, a leading mobile service provider, has recently integrated a suite of DTS audio technologies into their products, enabling studios, service providers and network operators to rapidly deploy high-definition video services with the highest quality audio to a wide range of Android and iOS smartphones and tablets.

        The rapid growth in usage of smartphones, tablets and portable computers for entertainment consumption has led to significant growth in the use of headphones by consumers. In January 2013, we announced and demonstrated the industry's leading headphone technology: DTS Headphone:X™. DTS Headphone:X™ faithfully reproduces an immersive surround sound experience using only a pair of headphones. With benefits for both content owners and consumers, DTS Headphone:X™ externalizes and recreates the audio from the studio or other professional lab through a simple pair of headphones, dramatically improving the portable entertainment experience.

        Personal Computers.    The PC market, composed of notebooks, ultrabooks, laptops, desktops, and all-in-one PCs, continues to grow, with laptops and notebooks leading the way. Consumers continue to use PCs as multi-media hubs, including Blu-ray Disc drives for high-definition playback, and our solutions are now found in all major software media players from vendors such as CyberLink and sMedio. With the launch of the DTS encoder, consumers can now encode their own content into the DTS format and enjoy playback on DTS enabled devices.

        The PC market, like the smartphone and tablet markets, is facing shrinking device sizes and decreasing margins. As a result, it is increasingly turning to audio processing to augment device capabilities. At the same time, the demands of consumers for PCs with improved audio for applications, such as movies, music and games, continues to rise, creating an increasing demand for advanced audio technologies. We address these demands with solutions tailored to meet both ends of an OEM's product lines. With DTS Sound, DTS StudioSound and DTS Premium Voice Pro, we are meeting the needs of major OEMs, such as HP, Toshiba, ASUS, Fujitsu and MSI. Now, consumers can hear the best possible audio, whether they are watching television, surfing the web or playing games on their PC.

        As computers play a more versatile role in the household, consumers are becoming increasingly aware that sound matters. The integration of our solutions into a growing number of PCs, TVs and mobile devices further reinforces our commitment to provide manufacturers a means to deliver an immersive, realistic sound experience regardless of the platform.

        As PC manufacturers continue to adopt our solutions across various platforms ranging from motherboards to AIOs to notebooks and with the newer ultrabook category, there are growing opportunities for us to help PC manufacturers differentiate and improve audio experiences on thinner, smaller and lighter platforms.

  Automotive

        The automotive market is comprised of infotainment systems, which typically includes navigation systems. New vehicle production has grown from 74 million units in 2010 to 77 million units in 2011, 81 million units in 2012 and 83 million units expected in 2013, and a growing percentage of consumers are purchasing new automobiles equipped with infotainment systems.

        As the trend toward network connectivity transitions into the automotive market, there is opportunity for us to benefit from the increase in demand for our solutions beyond optical disc based infotainment systems. The growing prevalence of using portable consumer electronics for hosting personal music libraries and movies has prompted automobile manufacturers to enhance their vehicles by allowing mobile devices to interact with automotive infotainment systems.

        Our key strategy in the automotive market has always been the collaboration with automobile manufacturers and their audio systems suppliers to use and incorporate our audio solutions at the factory level. We are seeing an increase in the amount of automobile manufacturers who are offering the option of ordering factory installed Blu-ray Disc players into the rear of their vehicles for passenger enjoyment. For example, Toyota, Chrysler and GM introduced Blu-ray Disc systems in the 2012 model year. Since we dominate the Blu-ray Disc market, we believe that this will further expand the use of our solutions within the automotive market, offering us even more of an opportunity to enhance the integration of mobile devices into any vehicle by enabling seamless conversion between stereo and surround sound audio for the ultimate high-definition experience.

        In 2012, we recently announced our collaboration with Mitsubishi Motors, who has integrated our DTS Neural Surround technology into the upgraded audio system of their new 2012 Delica D:5 minivan, taking our multi-channel surround sound on the road. Other Mitsubishi models with our Neural Sound technology will be launched in the U.S., allowing stereo content from MP3 players, smartphones and CDs to be upmixed in 5.1 surround sound and played back through the Mitsubishi speaker systems. Additionally, Acura launched DTS Neural Surround in their 2012 RXL Model and all Lincoln THX certified systems continue to support DTS Neural Surround technology. Range Rover was first to launch DTS Neo:X in the automotive market. DTS Neo:X is an advanced audio upmix solution capable of rendering 11.1 surround sound, thereby delivering an elevated entertainment experience.

  Broadcast

        The broadcast market is generally comprised of broadcast hardware and STBs, which bring digital and high-definition broadcasts into households. The comprehensive migration of national broadcasters to digital transmission, combined with growing interest in high-definition broadcast around the world has set the stage for increased demand for STBs and high-definition televisions over the next few years.

        Our key strategy in the broadcast market is to actively work with broadcasters, operators, international standards organizations and STB manufacturers to expand the penetration of our solutions in order to help them meet the increasing demand for high-definition audio delivery. In 2012, we announced our alliance with Bouygues Telecom, a leading French telecom company, where we will provide advanced audio solutions for their video on demand service, Bbox VOD, delivering to consumers the ultimate on-demand entertainment experience. In 2012, we collaborated with Chinese FM radio broadcasters to deliver DTS 5.1 content. By incorporating DTS Neural Sound technology, which has been widely embraced in the U.S. for live sports and HD radio broadcasts, this makes Guangzhou Broadcasting Network (GZBN) and Anhui FM radio station the first to offer surround sound radio broadcasts in China.

  Production Tools

        Production tools are critical to the deployment of DTS-enabled content. The availability of DTS-enabled content drives consumer demand for electronics that support DTS technologies. For example, all major North American motion picture studios use the DTS-HD Master Audio Suite, a software production tool that has allowed DTS to secure the primary audio tracks on the majority of Blu-ray Disc titles, driving increased royalties from the adoption of 5.1 and 7.1 multi-channel DTS decoders. As content delivery has moved beyond optical disc based media, we have broadened the production tools customers that we target. In addition to traditional motion picture studios, post-production houses and authoring facilities, this market now includes on-line services and broadcast facilities.

        With ongoing growth in cloud-based content delivery, we have maintained a strategy focused on increasing streaming solutions and tools in order to enable our audio technologies in network-connected devices. Connected devices with varying content delivery requirements necessitate production tools capable of delivering high volumes of digital content files in multiple formats. Our production tools include multiplexers, transcoders and automated quality control tools, an area in which we have made significant progress. Examples of our progress in tools for connected entertainment include:

  •
  Digital Rapids' launch of its Transcode Manager 2.0 tool supporting DTS-HD encoding for the UltraViolet™ format, as well as the new streaming format, MPEG-DASH

  •
  Elemental Technologies' launch of its Elemental Server tool supporting DTS-HD encoding for the UltraViolet™ format

  •
  Rovi's launch of its TotalCode tools supporting DTS-HD encoding for the UltraViolet™ format, as well as its next-generation DivX Plus Streaming format

  •
  Interra Systems' automated quality control toolset, Baton, supporting the DTS-HD codec; this tools is used to automatically validate files prior to packaging and delivery to connected devices

  •
  Release of DTS-HD MediaPlayer, a quality control tool used to playback and validate files in real-time prior to packaging and delivery to connected devices

  •
  Collaboration with Microsoft to add DTS-HD codec support to the Smooth Streaming format for delivering content to connected devices

Additional progress in tools for Blu-ray Disc includes product releases by CyberLink and Adobe:

  •
  CyberLink's PowerDirector 10 video editing toolset includes DTS 5.1 Producer, an encoding technology for surround sound audio that delivers high quality immersive sound when creating digital content, bringing advanced professional-grade audio capabilities to the home stage for Blu-ray Disc authoring. This partnership marks the first consumer-level tools offering for us.

  •
  Adobe added support for DTS-HD audio codec profiles into its Creative Suite 6 video tools, enabling professionals and consumers alike to create Blu-ray Discs with the same audio technology featured on most Hollywood titles. This collaboration marks the first prosumer offering capable of Blu-ray Disc authoring with DTS-HD Master Audio technology.

Research and Development

        As demonstrated by our portfolio of industry-recognized, advanced technologies, we are centered on strong research and development abilities. We were founded with key research and development that solved customer problems with high-definition and differentiated solutions, and we continue to develop new technologies with that same goal in mind.

        As we have grown, new technologies have not only been developed internally, but also acquired from outside sources. Our technologies, and the talent and knowledge that created it, are key elements of our research and development base and will continue to be a source of new solutions going forward.

        We have a group of 145 engineers and scientists, including 19 PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into existing and emerging products. We carry out research and development activities at our corporate headquarters in Calabasas, California and at our facilities in Los Gatos and Santa Ana, California; Kirkland, Washington; Shanghai and Shenzhen, China; Tokyo, Japan; Seoul, South Korea; Bangor, Northern Ireland; Singapore and Taipei, Taiwan.

        Our research and development expenses totaled approximately $25.8 million during 2012, $13.5 million during 2011 and $12.1 million during 2010. We expect that we will continue to commit significant resources to research and development applications engineering efforts in the future, particularly in support of our expansion across a wide variety of digital audio content and playback devices.

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

        It is our general practice to file patent applications for our technology in the United States and various foreign countries where our customers manufacture, distribute or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. A number of our patents have expiration dates ranging from 2015 to 2030. The patents that expire sooner primarily cover the process of producing media containing DTS and high-definition audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

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

        Governmental standards are often operated by non-governmental organizations in cooperation with regional regulatory bodies. These organizations adopt standards by validating and publishing industry standards that are appropriate for various regions and technical requirements. The standards of this nature that we participate in include European Technical Standards Institute (ETSI) which is an affiliated European Standards Organization under the European Union, International Electrotechnical Commission (IEC), and the Moving Pictures Expert Group (MPEG) which is a joint working group under the IEC and International Organization for Standardization (ISO).

        The majority of standards we actively participate in are produced by industry-related organizations. These bodies adopt standards based on industry evaluations and discussions across effected constituencies finalizing with consensus voting as to the best solution around which to standardize. The industry standards we participate in include the Alliance for Telecommunications Industry Solutions (ATIS), Advanced Television Systems Committee (ATSC), Audio Engineering Society (AES), Blu-ray Disc Association (BDA), Connected Media Experience, Consumer Electronics Association (CEA), DASH Industry Forum (DASH-IF), Digital Entertainment Content Ecosystem (DECE), Digital Living Network Alliance (DLNA), Digital Video Broadcast (DVB), DVD Forum, GENIVI, High-Definition Multimedia Interface (HDMI), Hybrid Broadcast Broadband TV (HbbTV), The Khronos Group, Open IPTV Forum (OIPF), Society of Cable Telecommunications Engineers (SCTE), Society for Motion Picture and Television Engineers (SMPTE), Telecommunications Technology Association of Korea (TTA) and Wi-Fi Alliance.,

        Some standards bodies are now considering "open standards" that require all technologies included in the standard be included on non-proprietary and intellectual-property "free" technology platforms in which no company maintains ownership over the dominant technologies. We are actively engaging these bodies to determine how we may participate and the potential impact on our business model and future go to market strategies.

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

        In 2012, we made several key strategic decisions in order to build further equity in the DTS brand. A key element of the integration effort from the SRS acquisition was to ultimately consolidate all product branding under the DTS brand. Our licensees positively embraced this campaign, and by the end of 2013, we expect all new products shipping with technologies from the legacy SRS technology portfolio to carry the DTS brand.

        Furthermore, in order to maximize our opportunities in the network-connected markets, we initiated our first consumer marketing campaign. The objective of our branding campaign was to position DTS as the company that cares about sound and the company that makes your connected devices sound better by delivering solutions that makes your media experience engaging and exciting. The campaign "Sound Changes the Way You See" hit a chord with younger connected consumers and outperformed industry metrics for digital media delivery and social media engagement.

        We believe that continued targeted investment in the DTS brand, the strong adoption of DTS as the preferred audio format for Blu-ray Disc content and our further expansion into network-connected devices will result in the proliferation of the DTS brand into expanding categories of consumer electronics, and in turn, grow the consumer awareness of and appeal for the DTS brand.

Licensing to Customers

        We have a licensing team headquartered in Limerick, Ireland that markets our technology directly to consumer electronics product manufacturers and to semiconductor manufacturers. We also have customer focused employees located in the United States, China, Hong Kong, Japan, the United Kingdom, South Korea, Taiwan and Singapore. We believe that by locating staff near the leading consumer electronics and semiconductor manufacturers the global footprint of our sales and business development efforts will be enhanced.

        We license our technology to consumer electronics product manufacturers primarily through a two step process:

  •
  Semiconductor Manufacturers.  First, we license to a substantial number of major semiconductor manufacturers the right to incorporate our technology in their semiconductors, or chips, and to sell these chips supporting DTS technology to our consumer electronics products manufacturer licensees.

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

        We have licensed our technologies and our trademarks to substantially all of the major consumer electronics products manufacturers worldwide. Collectively, these manufacturers have sold billions of DTS-licensed consumer electronics products. Sony Corporation and Samsung Electronics Co., Ltd. each accounted for more than 10% of total revenues for the year ended December 31, 2012.

  Content Providers

        We have sold or provided our digital sound encoding software to many of the leading home video and music content providers and professional audio facilities, enabling them to create high-definition DTS-enabled content. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronic products. To date, thousands of Blu-ray Disc and DVD titles have been produced with DTS high-definition audio tracks.

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

Competition

        We face strong competition in the consumer electronics market and expect competition to continue to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets, among other things, high-definition audio products and services. Dolby was founded over 40 years ago and for many years was the only significant provider of audio technologies. Dolby's long-standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.

        In addition to Dolby, we compete in specific product markets with Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., Microsoft Corporation, Sony Corporation, Technicolor, MPEG, open source solutions, such as Ogg Vorbis and Free Lossless Audio Codec, or FLAC, and various consumer electronics products manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, significantly greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free.

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

  •
  timeliness and relevance of new product introductions; and

  •
  relationships with and distribution networks for, production and post-production operators providing content for digital broadcast.

        We have been successful in penetrating the consumer electronics markets and building and maintaining market share. A substantial portion of Blu-ray Disc titles includes DTS soundtracks. In fact, according to Nielsen, 85% of the top 100 Blu-ray titles sold in 2012, including eight out of the top ten movies in 2012, were encoded with DTS-HD Master Audio. Also, many top selling and premier edition DVDs contain high-definition soundtracks in our format, and a substantial majority of consumer electronics products with high-definition or surround sound audio capability incorporate our technology, trademarks or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.

        We believe there are significant barriers to entry into the consumer electronic products market, such as our mandatory status in the Blu-ray Disc format. Also, the standards relating to DVD are well established and support a limited number of technologies, including DTS Coherent Acoustics. Numerous other standards in which we participate support a limited number of technologies, including various DTS technologies.

Employees

        As of December 31, 2012, we had 369 employees, which includes 145 employees classified on our consolidated statements of operations as research and development and 224 classified as selling, general and administrative. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Website Access To SEC Filings

        We maintain an internet website at www.dts.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.    Risk Factors

        You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

A continued decline in optical disc based media consummation and our inability to penetrate the on-line and mobile content delivery markets and adapt our technologies for those markets could adversely impact our revenues and ability to grow.

        Movie and music content has historically been primarily distributed, purchased and consumed via optical disc based media, such as Blu-ray Disc, DVD, and CD. Today, these are still a dominant way consumers purchase and watch or listen to their favorite content. However, the growth of the internet and home computer usage, connected televisions, set-top boxes, tablets, smartphones, and other devices, along with the rapid advancement of on-line and mobile content delivery has resulted in the recent trend to entertainment download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc based media to on-line and mobile media content consumption to continue, which may result in further declines in revenue from DVD and Blu-ray Disc players that incorporate our technologies.

        Also, the services that provide movie content from the cloud and that compete with or replace DVD and Blu-ray Discs as dominant media for consumer video entertainment are not generally governed by international or national standards and are thus free to choose any media format(s) in order to deliver their products and/or services. This freedom of choice on the part of on-line and mobile media content providers could limit our ability to grow if such content providers do not incorporate our technologies into their services, which could affect demand for our decoding technologies.

        Furthermore, our participation in portable devices may be less profitable for us than DVD and Blu-ray Disc players. The on-line and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. Any of the foregoing could adversely affect our business and operating results.

If we are unable to maintain a sufficient amount of entertainment content released with DTS audio soundtracks, demand for the technologies, products, and services that we offer to consumer electronics product manufacturers may significantly decline, which would adversely impact our business and prospects.

        We expect to derive a significant percentage of our revenues from the technologies, products, and services that we offer to manufacturers of consumer electronics products. To date, the most significant driver for the use of our technologies in the home theater market has been the release of major movie titles with DTS audio soundtracks. We believe that demand for our DTS audio technologies in growing markets for multi-channel audio, including automobiles, PCs, video game consoles, digital media players, tablets and mobile handsets will be based on the number, quality, and popularity of the movies, music, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we generally do not have contracts that require these parties to develop and release content with DTS audio soundtracks. Accordingly, our revenue could decline if these parties elect not to incorporate DTS audio soundtracks into their content or if they sell less content that incorporate DTS audio soundtracks.

        In addition, we may not be successful in maintaining existing relationships or developing new relationships with other existing providers or new market entrants that provide content. As a result, we cannot assure you that a sufficient amount of content will be released in a DTS audio format to ensure that manufacturers continue offering DTS decoders in the consumer electronics products that they sell.

Economic downturns could disrupt and materially harm our business.

        Negative trends in the general economy could cause a downturn in the market for our technologies, products and services, as many of the products in which our technologies are incorporated are discretionary goods, including DVD and Blu-ray Disc players. Continued weakness in the global financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit and equity markets. This continued weakness may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees and/or other customers to obtain credit to finance their operations, including to finance the manufacture of products containing our technologies, and delays in reporting and/or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions and/or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer confidence, disposable income and spending. Continuation of or any further reduction in consumer confidence or disposable income may negatively affect the demand for consumer electronics products that incorporate our digital audio technologies.

        We cannot predict other negative events that may have adverse effects on the global economy in general and the consumer electronics industry specifically. However, the factors described above and such unforeseen events could negatively affect our revenues and operating results.

Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers or prompt our customers to exclude our audio technologies from their products altogether, which would adversely affect our business and operating results.

        The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our audio technologies have decreased significantly and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technologies into the consumer electronics products that they sell and distribute. As a result of pricing pressure, consumer electronics products manufacturers who produce products in which our audio technologies are not a mandatory standard could decide to exclude our audio technologies from their products altogether.

Our revenue is dependent upon our customers and licensees incorporating our technologies into their products, and we have limited control over existing and potential customers' and licensees' decisions to include our technologies in their product offerings.

        Except for Blu-ray Disc products, where our technology is mandatory, we are dependent upon our customers and licensees—including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content for movies, music, and games—to incorporate our technologies into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not typically require incorporation or use of our technologies, trademarks or services. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future. Accordingly, our revenue will decline if our customers and licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies.

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

        Standards-setting bodies may require the use of so-called "open standards," meaning that the technologies necessary to meet those standards are publicly available, free of charge and often on an "open source" basis. These standards are a relatively recent and limited occurrence and have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. If the concept of "open standards" gains industry momentum in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our business.

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. For instance, in 2012, two customers accounted for 13% and 11%, respectively, of revenues from our continuing operations. Although we have agreements with many of our customers, these agreements typically do not require any material minimum purchases or minimum royalty fees and do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

  •
  broader product and service offerings;

  •
  greater resources for competitive activities, such as research and development, strategic acquisitions, alliances, joint ventures, sales and marketing, subsidies and lobbying industry and government standards;

  •
  more technicians and engineers;

  •
  greater technical support;

  •
  open source or free codecs; and

  •
  greater inclusion in government or industry standards.

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

Our customers who are also our current or potential competitors may choose to use their own or competing technologies rather than ours.

        We face competitive risks in situations where our customers are also current or potential competitors. For example, Sony is a significant licensee customer, but Sony is also a competitor with respect to some of our technologies. To the extent that our customers choose to use competing technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

Our business and prospects depend upon the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high quality products, services and technologies to the consumer electronics and entertainment industries. Our recent acquisition of SRS may cause new challenges to our brand. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards.

We may not successfully address problems encountered in connection with acquisitions.

        We expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. While we recently acquired SRS and Phorus, our history of acquiring and integrating businesses is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded business, which could pose substantial challenges for management. Acquisitions, including those of SRS and Phorus, and strategic investments involve numerous risks and potential difficulties, including:

  •
  problems assimilating the purchased technologies, products, or business operations;

  •
  significant future charges relating to in-process research and development and the amortization of intangible assets;

  •
  significant amount of goodwill that is not amortizable and is subject to annual impairment review;

  •
  problems maintaining and enforcing uniform standards, procedures, controls, policies and information systems;

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

        We expect our operating expenses to increase as we, among other things:

  •
  further integrate the SRS business;

  •
  expand our sales and marketing activities, including the continued development of our international operations and increased advertising;

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

        As a result, our means of protecting our intellectual property rights and brands may prove inadequate. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Enforcement, including infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources. In addition, we have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be lawfully produced and sold without a license.

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

We have in the past and may in the future have disputes with our licensees regarding our licensing arrangements.

        At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material, and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

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

        Our licensing revenue from consumer electronics product manufacturers depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronic products manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

Our business is partially dependent upon the sales of Blu-ray Disc products, and to the extent that consumer use of Blu-ray Disc products declines, our business will be adversely affected.

        Past growth in our business has been due in large part to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. More recently, our mandatory inclusion in the Blu-ray Disc standard represented a potentially significant opportunity. We expect markets for optical disc based products to mature and eventually, decline in favor of an expanding market for network-based entertainment delivery. If the pace of our participation in network-based entertainment lags the eventual decline in our optical disc based media business, our operating results and prospects could be adversely affected.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service ("IRS") is examining our 2007 federal income tax return, and we have filed a protest related to certain adjustments made by the IRS for the taxable years 2003, 2005 and 2006. The State of California is examining our 2004 and 2005 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flow.

We rely on the accuracy of our customers' manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

        Most of our revenues are generated from consumer electronic products manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing agreements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part upon the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the year ended December 31, 2012, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

        Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees are found to have violated these requirements, we and our employees could be subject to significant fines, criminal sanctions and other penalties.

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

We have identified a material weakness in our internal control over financial reporting, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

        Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. See Item 9A—Controls and Procedures.

        If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

        Our multi-national legal structure is complex, which increases the risk of errors in financial reporting related to our accounting for income taxes. In the course of remediating the material weakness, we may find additional errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions. This could result in adjustments that could have an adverse effect on our consolidated financial statements and the price of our common stock.

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

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language ("XBRL"), and the possibility that we would be required to adopt International Financial Reporting Standards ("IFRS"). In order to comply with XBRL and IFRS requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs.

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

We have incurred a significant amount of indebtedness to pay the cash consideration to SRS stockholders and to pay related fees and expenses. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business or if our operating results do not meet or exceed their projections, our stock price could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us or our industry downgrade our stock or the stock of other companies in our industry, or publish inaccurate or unfavorable research about our business or industry, or if our operating results do not meet or exceed their projections, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DTSI." Prior to July 1, 2006 our common stock was listed on the NASDAQ National Market since our initial public offering on July 9, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2011
First Quarter	$50.49	$44.05
Second Quarter	$48.15	$39.79
Third Quarter	$42.08	$20.93
Fourth Quarter	$32.58	$23.32
2012
First Quarter	$30.84	$25.98
Second Quarter	$31.64	$25.44
Third Quarter	$26.90	$17.79
Fourth Quarter	$23.92	$14.10

        As of January 31, 2013 there were approximately 3,200 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2012, we did not issue any securities that were not registered under the Securities Act of 1933.

 STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000® Index for the five fiscal year period ending December 31, 2012, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2007 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
DTS, Inc.	$100.00	$71.76	$133.79	$191.83	$106.53	$65.31
NASDAQ Market Index	$100.00	$60.02	$87.24	$103.08	$102.26	$120.41
Russell 2000 Index	$100.00	$66.20	$84.18	$106.80	$102.23	$119.04

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

 ISSUER PURCHASES OF EQUITY SECURITIES

        Stock repurchase activity during the quarter ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
October 1, 2012 through October 31, 2012	—	—		—	1,754,947
November 1, 2012 through November 30, 2012	529,508	$15.22		526,600	1,228,347
December 1, 2012 through December 31, 2012	37,858	$17.20		37,165	1,191,182

Total	567,366	$15.35	(3)	563,765	1,191,182

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

(3)
Represents weighted average price paid per share during the quarter ended December 31, 2012.

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

        On July 5, 2012, we completed our acquisition of substantially all of the assets of Phorus, Inc. and Phorus, LLC, pursuant to an Asset Purchase Agreement. On July 20, 2012, we completed our acquisition of SRS Labs, Inc.'s common stock. As a result, the net assets acquired and results of operations of these acquisitions have been included in our balance sheets and statements of operations, respectively, as of the aforementioned acquisition dates.

        Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results under the heading "Risk Factors" included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010		2009	2008
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$100,649	$96,922	$87,096		$77,722	$60,238
Cost of revenue	4,347	860	1,583		1,766	1,179

Gross profit	96,302	96,062	85,513		75,956	59,059
Operating expenses:
Selling, general and administrative	78,409 (1)	52,904	49,035		48,717	36,794
Research and development	25,774 (2)	13,539	12,075		9,087	6,924
In-process research and development	—	—	—		—	1,090	(4)

Total operating expenses	104,183	66,443	61,110		57,804	44,808

Operating income (loss)	(7,881)	29,619	24,403		18,152	14,251
Interest and other income (expense), net	(352)	311	418		1,063	2,418

Income (loss) from continuing operations before income taxes	(8,233)	29,930	24,821		19,215	16,669
Provision for income taxes	7,665	11,661	9,781		8,525	7,158

Income (loss) from continuing operations	(15,898)	18,269	15,040		10,690	9,511
Income (loss) from discontinued operations, net of tax	—	—	1,001	(3)	(88)	1,856	(5)

Net income (loss)	$(15,898)	$18,269	$16,041		$10,602	$11,367

Net income (loss) per common share:
Basic:
Continuing operations	$(0.91)	$1.08	$0.88		$0.62	$0.54
Discontinued operations	—	—	0.06		—	0.10

Net income (loss)	$(0.91)	$1.08	$0.94		$0.62	$0.64

Diluted:
Continuing operations	$(0.91)	$1.04	$0.84		$0.60	$0.52
Discontinued operations	—	—	0.06		—	0.11

Net income (loss)	$(0.91)	$1.04	$0.90		$0.60	$0.63

Weighted average shares outstanding:
Basic	17,466	16,982	17,041		17,145	17,641

Diluted	17,466	17,575	17,805		17,689	18,145

(1)
Includes $13,469 of acquisition and integration related costs from our aforementioned acquisitions. For additional information, refer to Note 6 of our consolidated financial statements, "Business Combinations."

(2)
Includes $2,234 of acquisition and integration related costs from our aforementioned acquisitions. For additional information, refer to Note 6 of our consolidated financial statements, "Business Combinations."

(3)
Includes proceeds from a settlement and release agreement. For additional information, refer to Note 12 of our consolidated financial statements, "Discontinued Operations."

(4)
This write-off of in-process research and development relates to the business acquisition from Neural Audio Corporation.

(5)
Includes a $4,963 pre-tax adjustment to increase the carrying value of assets held for sale to fair value, less costs to sell, during the first quarter of 2008. Also, includes a pre-tax loss of $2,099 for the separate sales transactions of our digital images and cinema businesses during the second quarter of 2008.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$72,045	$85,641	$96,131	$75,351	$68,023
Working capital	64,248	90,891	95,394	83,725	76,773
Total assets	247,127	159,470	172,295	154,218	137,678
Total long-term liabilities	39,817	7,886	8,596	5,862	3,783
Total stockholders' equity	180,926	145,802	147,568	141,824	125,289

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries, including, except as otherwise stated, SRS and its subsidiaries, which we acquired on July 20, 2012. References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. The financial results for 2012 include SRS and Phorus from the dates of their respective acquisitions through December 31, 2012 because of the accounting treatment for the acquisitions.

        In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled "Risk Factors" and elsewhere in this Annual Report. Refer to "Forward-Looking Statements" for a further discussion.

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. All discussions and amounts in Management's Discussion and Analysis, except for Liquidity and Capital Resources, for all periods presented relate to continuing operations only, unless otherwise noted.

Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. Our audio solutions enable delivery and playback of clear, compelling high-definition audio which is incorporated by hundreds of licensee customers around the world, into an array of consumer electronic devices, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, PCs, automotive audio products, video game consoles, televisions, digital media players ("DMPs"), set-top-boxes ("STBs"), mobile phones, tablets and home theater systems.

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

        Our cost of revenues consists primarily of amortization of acquired intangibles, and also includes costs for products and materials, salaries and related benefits and expenses for operations personnel, and payments to third parties for copyrighted material.

        Our selling, general and administrative expenses consist primarily of salaries and related benefits and expenses for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. Selling, general and administrative expenses also include professional fees, facility-related expenses and other general corporate expenses, including salaries and related benefits and expenses for personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development costs consist primarily of salaries and related benefits and expenses for research and development personnel, engineering consulting expenses associated with new product and technology development and quality assurance and testing costs. Research and development costs are expensed as incurred.

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, we completed our acquisition of SRS pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among us, DTS Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary ("Merger Sub"), DTS LLC, a single member limited liability company and our wholly owned subsidiary ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as our wholly owned subsidiary (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and our wholly owned subsidiary. As used herein, "SRS" refers to SRS prior to the closing of the Merger and after the closing of the Merger, as the context requires.

        In connection with the Merger, we issued 2.3 million shares of our common stock and paid $66.9 million in cash to former SRS stockholders and paid $13.3 million in cash to former SRS equity award holders. Aggregate consideration for this acquisition was valued at $124.8 million, based on a $19.32 per share closing price of our common stock on July 20, 2012.

        SRS is an industry leader in audio signal processing for consumer electronics across the four screens: TVs, PCs, mobile phones and automotive entertainment systems. SRS holds approximately 150 worldwide registered and pending patents and is recognized by the industry as an authority in research and application of audio post processing technologies based on the human auditory principles. Through partnerships with leading global consumer electronics companies, semiconductor manufacturers, software developers, and content aggregators, SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming and voice processing technologies. We plan to leverage from SRS' relationships, technologies and accomplishments to accelerate the growth of our business.

  Acquisition of Phorus' Assets

        On July 5, 2012, we completed our acquisition of substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking.

        For additional information relating to the Merger and the Asset Purchase Agreement, refer to Note 6, "Business Combinations."

Executive Summary

Financial Highlights

  •
  Revenues for the quarter and year ended December 31, 2012 were $29.8 million and $100.6 million, respectively, which are all time quarterly and annual highs for us.

  •
  Revenues increased 4% for the year ended December 31, 2012, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $0.4 million for the year ended December 31, 2012, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 58% for the year ended December 31, 2012, compared to the same prior year period.

  •
  Royalties from Blu-ray product markets decreased 14% for the year ended December 31, 2012, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray Disc standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players, in general, has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices—what we call the network-connected markets. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our primary focus to providing end-to-end audio solutions to the network-connected markets, and we believe that our mandatory position in the Blu-ray Disc standard has given us the ability to extend the reach of our audio into the growing network-connected markets.

        We have signed agreements with a number of network-connected digital television, digital media player, mobile phone, and tablet manufacturers to incorporate DTS audio solutions into their products. Also, during 2012, we joined forces with Deluxe Digital Distribution to expand our presence in cloud-based content. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether disk-based or streaming, which creates a substantial opportunity for our technologies to extend into network-connected products that may not have an optical disc drive. During the transition period, we expect that both optical disc based media and on-line entertainment formats will continue to thrive.

        Further, we currently face challenges regarding the impact of the ongoing global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues from both Blu-ray enabled products and our newer markets will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to business combinations, revenue recognition; allowance for doubtful accounts' valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from these estimates.

        We believe the following accounting policies and estimates are most critical to the understanding of our consolidated financial statements.

  •
  Business Combinations.  We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent consultants to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent consideration.

    Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. The fair value of our contingent consideration associated with our Phorus acquisition is material and highly subjective. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. The fair value of our contingent consideration is evaluated each reporting period, and it is adjusted accordingly. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

    Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Notes 2 and 6, "Significant Accounting Policies" and "Business Combinations", respectively.

  •
  Revenue Recognition.  Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

    We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors, including past transaction history with licensees and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the revenue is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our consolidated financial statements.

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

    Certain cash collections from per-unit licensing agreements acquired with SRS during the year ended December 31, 2012 were the result of product shipments prior to July 20, 2012, the acquisition date. Therefore, we did not recognize revenue from these per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the year ended December 31, 2012. Accordingly, we have recognized revenue from per-unit licensing agreements acquired with SRS that resulted from product shipments after our acquisition of SRS.

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

  •
  Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets.  We evaluate the carrying value of goodwill and non-amortizing intangibles for impairment on an annual basis. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment test, as we operate as a single reporting unit. If the carrying value of the assets and liabilities, including goodwill, were to exceed the estimation of our fair value, we would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. We perform an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment.

    We periodically assess potential impairments of our other intangible assets and long-lived assets in accordance with the provisions of GAAP. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.

    We believe these to be critical accounting policies because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets which could have a material impact on our results of operations. To date there has been no impairment of goodwill, other intangible assets and long lived assets for continuing operations.

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

    We must assess the likelihood that we will be able to utilize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, scheduled reversals of deferred tax liabilities, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy, because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

    We have not provided for United States ("U.S.") income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries, except for China, because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

    Long-term deferred tax assets and other long-term liabilities, at December 31, 2012 and 2011, include unrecognized tax benefits of $11.3 million and $7.5 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued each year.

Geographic Information

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
U.S.	$11,693	$10,838	$9,805
Japan	41,203	43,814	41,392
South Korea	27,110	22,549	21,148
Other international	20,643	19,721	14,751

Total international	88,956	86,084	77,291

Total revenues	$100,649	$96,922	$87,096

        The following table sets forth, for the periods indicated, long-lived tangible assets by geographic region (in thousands):

	As of December 31,
	2012	2011	2010
U.S.	$30,894	$30,496	$32,207
International	2,431	2,304	1,431

Total long-lived tangible assets	$33,325	$32,800	$33,638

Results of Operations

Revenues

	Years Ended December 31,			2012 vs. 2011 Change		2011 vs. 2010 Change
	2012	2011	2010	$	%	$	%
	($ in thousands)
Revenues	$100,649	$96,922	$87,096	$3,727	4%	$9,826	11%

        Revenues for the year ended December 31, 2012, compared to the same prior year period, included a $0.4 million increase in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the year ended December 31, 2011, compared to the same prior year period, included a $1.7 million decrease in royalties recoveries. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Revenues from licensing agreements acquired with SRS amounted to $7.3 million for the year ended December 31, 2012, however as noted above, we only began to recognize revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS in the fourth quarter of 2012.

        Excluding royalty recoveries, the increase in revenues for the year ended December 31, 2012, compared to the same prior year period, was largely attributable to continued growth in royalties from network-connected markets, including royalties from licensing agreements acquired with SRS. In dollar terms, royalties from network-connected markets were up 58% for the year ended December 31, 2012, compared to the same prior year period. Also, these royalties comprised nearly 30% and 20% of revenue for the year ended December 31, 2012 and 2011, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs. Royalties from the automotive market also increased for the year ended December 31, 2012, compared to the same prior year period, due to continued expansion of our technology into new automobile models. Partially offsetting these increases in revenues were declines in the Blu-ray, DVD and broadcast markets. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand. Blu-ray related royalties comprised over 30% and 35% of revenue for the year ended December 31, 2012 and 2011, respectively. In dollar terms, these royalties were down 14% for the year ended December 31, 2012, compared to the same prior year period. DVD related royalties continue to decline as Blu-ray and network-connected devices become more mainstream. In dollar terms, DVD related royalties declined 9% for the year ended December 31, 2012, compared to the same prior year period. The decline in royalties from the broadcast market primarily relates to the termination of an arrangement with a certain customer. These royalties comprised less than 5% percent of revenues for the year ended December 31, 2012 and 2011, respectively. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect technology licensing revenues to grow as wider availability of Blu-ray enabled players, PCs and game consoles, coupled with expected aggressive pricing and promotion of these products by retailers and consumer electronics product manufacturers, should result in increasing licensing revenues from the Blu-ray format. In addition, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

        The increase in revenues for the year ended December 31, 2011, compared to the same prior year period, was largely attributable to continued growth in Blu-ray related royalties and royalties from network-connected markets. Blu-ray related royalties comprised over 35% and 30% of revenue for the years ended December 31, 2011 and 2010, respectively. In dollar terms, these royalties were up 31% for the year ended December 31, 2011, compared to the same prior year period. Royalties from network-connected markets comprised over 15% and over 10% of revenue for the years ended December 31, 2011 and 2010, respectively. The growth in network-connected markets resulted from a growing consumer interest in consumer electronic products that access on-line content. Royalties from the automotive market also increased for the year ended December 31, 2011, compared to the same prior year period, due to some improvement in the automotive industry and continued expansion of our technology into new automobile models. Partially offsetting these increases in revenues were continuing declines in DVD related royalties.

Gross Profit

							Percentage point change in gross profit margin relative to prior year
	Years Ended December 31,
	2012		2011		2010
							2012 vs. 2011	2011 vs. 2010
	$	%	$	%	$	%
	($ in thousands)
Gross Profit	$96,302	96%	$96,062	99%	$85,513	98%	(3)%	1%

        Our gross profit percentage for the year ended December 31, 2012, compared to the same prior year period, decreased due to the additional amortization of intangibles from the SRS and Phorus acquisitions.

        Gross profit percentage for the years ended December 31, 2011 and 2010, remained fairly consistent.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2012	$78,409	78%	$25,505	48%
2011	$52,904	55%	$3,869	8%
2010	$49,035	56%

        The dollar increase in SG&A for the year ended December 31, 2012, compared to the same prior year period, was primarily due to costs associated with our acquisition of SRS. Total acquisition and integration related costs included in SG&A were $13.5 million for the year ended December 31, 2012, compared to zero in the prior year period. We continue to experience increases in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth. The dollar increase in SG&A for the year ended December 31, 2012, compared to the same prior year period, was also due to a 2012 brand marketing campaign and tradeshow related activities.

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

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2012	$25,774	26%	$12,235	90%
2011	$13,539	14%	$1,464	12%
2010	$12,075	14%

        The dollar increase in R&D for the year ended December 31, 2012, compared to the same prior year period, was primarily due to costs associated with our acquisition of SRS. Total acquisition and integration related costs included in R&D were $2.2 million for the year ended December 31, 2012, compared to zero in the prior year period. We continue to experience increases in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth. The dollar increase in R&D for the year ended December 31, 2012, compared to the same prior year period, was also due to consultant and travel related expenses to support our growth.

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

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see increases in these expenses.

Interest and Other Income (Expense), Net

	Years Ended December 31,			2012 vs. 2011 Change		2011 vs. 2010 Change
	2012	2011	2010	$	%	$	%
	($ in thousands)
Interest and other income (expense), net	$(352)	$311	$418	$(663)	(213)%	$(107)	(26)%

        The decrease in interest and other income (expense), net, for the year ended December 31, 2012, compared to the same prior year period, was primarily due to the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and interest expense associated with new debt.

        The decrease in interest and other income (expense), net, for the year ended December 31, 2011, compared to the same prior year period, was primarily due to the decrease in interest income resulting from lower average interest rates and investment balances in 2011. Given the uncertainty in the macro-economic environment and our significant cash outflows, we were investing in shorter-term investments, which generally earn a lower yield. In 2011, we also wrote-off certain accrued liabilities related to a terminated agreement.

Income Taxes

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Provision for income taxes	$7,665	$11,661	$9,781
Effective tax rate	(93)%	39%	39%

        The effective tax rate for 2012 differed from the U.S. statutory rate of 35% primarily due to state income taxes, the establishment of a valuation allowance against our deferred tax assets, IRS settlement of the 2007 tax audit, the effect of different tax rates in foreign jurisdictions, non-deductible transaction costs in conjunction with the acquisition of SRS Labs, Inc., and non-deductible stock-based compensation, partially offset by a decrease in the reserve for uncertain tax positions, and state R&D credits.

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

        Our rates have historically differed from statutory rates due to varying foreign tax rates, tax exempt interest, and research and development credits.

Results of Discontinued Operations

	Years Ended December 31,			2012 vs. 2011 Change		2011 vs. 2010 Change
	2012	2011	2010	$	%	$	%
	($ in thousands)
Discontinued operations, net	$—	$—	$1,001	$—	—	$(1,001)	(100)%

        Our former digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively.

        The income from discontinued operations for the year ended December 31, 2010, resulted primarily from a $2.0 million settlement and release agreement with the buyer of the cinema business. For additional information, refer to Note 12, "Discontinued Operations."

Liquidity and Capital Resources, Continuing and Discontinued Operations

        At December 31, 2012, we had cash, cash equivalents, and short-term investments of $72.0 million, compared to $85.6 million at December 31, 2011. At December 31, 2012, $42.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, except for China, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $14.8 million, $24.2 million and $37.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows from operating activities consisted of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the year ended December 31, 2012, were impacted by an increase in deferred revenues and the timing of collections from accounts receivable. Further, under existing service arrangements, we may be obligated to pay up to $6.9 million over the next three years if certain milestones are achieved. The operating cash flows for the years ended December 31, 2011 and 2010, were largely impacted by income from operations, including certain adjustments for non-cash items. Partially offsetting the operating cash flows for the year ended December 31, 2011, were the recognition of certain deferred revenues, a reduction in our accrual for certain incentive compensation costs, the timing of payments for certain liabilities and other working capital activities. The operating cash flows for the year ended December 31, 2010, were also impacted by an increase in deferred revenues, the timing of payment for certain liabilities, including employee related costs, and an increase in our liabilities for uncertain tax positions.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, engineering and manufacturing test and certification equipment, for business and technology acquisitions, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase short-term and long-term investments such as bank certificates of deposit and municipal bonds. Net cash used in investing activities totaled $29.2 million for the year ended December 31, 2012. These cash flows were primarily impacted by the acquisition of SRS, partially offset by net proceeds from investment maturities and sales. Cash provided by investing activities totaled $10.5 million for the year ended December 31, 2011, and were primarily impacted by investment maturities, net of purchases. Cash used in investing activities totaled $19.6 million for the year ended December 31, 2010, and were primarily impacted by investment purchases, net of maturities and sales.

        Net cash provided by financing activities totaled $25.3 million for the year ended December 31, 2012, which resulted primarily from a new credit facility and the recognization of certain windfall tax benefits, partially offset by purchases of treasury stock. For the years ended December 31, 2011 and 2010, cash used in financing activities was $29.5 million and $17.9 million, respectively, and primarily consisted of treasury stock purchases partially offset by proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits.

  Acquisitions

        On July 20, 2012, we acquired SRS for an aggregate of $80.2 million in cash and 2.3 million shares of our common stock. The purchase price was funded with our existing cash, liquidated investments, borrowings of $30.0 million under a new credit facility described below and the issuance of common stock from treasury.

        On July 5, 2012, we acquired substantially all of the assets of Phorus for initial cash consideration of $3.0, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones.

        For additional information relating to these acquisitions, refer to Note 6, "Business Combinations."

  New Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. As of and for the year ended December 31, 2012, we were in compliance with all loan covenants.

        For additional information relating to the Loan Agreement, refer to Note 9, "Long-term Debt."

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

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. As of December 31, 2012, we repurchased 0.8 million shares of our common stock, for an aggregate of $14.5 million, under this authorization.

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

Contractual Obligations and Commitments

        Future payments due under long-term debt, non-cancelable lease obligations and other commitments at December 31, 2012 are described below (in thousands):

	Payments due by period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt	$—	$30,000	$—	$—	$30,000
Operating leases	2,373	2,818	1,080	1,237	7,508

	$2,373	$32,818	$1,080	$1,237	$37,508

        Purchase orders or contracts for the purchase of other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are typically based on our current needs and are typically fulfilled by our vendors within short time horizons.

        As of December 31, 2012, our total amount of unrecognized tax benefits was $11.3 million and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense from debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2012. The average maturity of our investment portfolio is less than one year. As of December 31, 2012, a one percentage point change in interest rates for cash and investments throughout a one-year period would have an annual effect of approximately $0.8 million on our loss from continuing operations before income taxes. In connection with the consummation of the Merger, we entered into a Loan Agreement that provides a $30.0 million Revolver. We may increase the Revolver by up to $20.0 million subject to certain conditions. As of December 31, 2012, a one percentage point change in interest rates for debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the year ended December 31, 2012, we derived nearly 90% of our revenues from sales outside the U.S., and maintain research, sales, marketing, or business development offices in seven foreign countries. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during 2012. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $23.8 million in 2012. Based upon these expenses for 2012, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our loss from continuing operations before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2012, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive loss.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying consolidated balance sheets of DTS, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an adverse opinion.

/s/ GRANT THORNTON LLP
San Diego, California
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
DTS, Inc.

        We have audited the internal control over financial report of DTS, Inc. (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company identified a material weakness related to the inadequate design of internal controls over the accounting for income taxes.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Diego, California
March 18, 2013

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$57,831	$46,944
Short-term investments	14,214	38,697
Accounts receivable, net of allowance for doubtful accounts of $679 and $251 at December 31, 2012 and 2011, respectively	6,910	5,322
Deferred income taxes	1,998	1,296
Prepaid expenses and other current assets	4,572	1,823
Income taxes receivable, net	5,107	2,591

Total current assets	90,632	96,673
Property and equipment, net	33,325	32,800
Intangible assets, net	61,400	4,549
Goodwill	51,314	1,257
Deferred income taxes	630	13,574
Long-term investments	5,000	6,922
Other assets	4,826	3,695

Total assets	$247,127	$159,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,771	$1,056
Accrued expenses	15,954	3,605
Deferred revenue	7,659	1,121

Total current liabilities	26,384	5,782
Long-term debt	30,000	—
Other long-term liabilities	9,817	7,886
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2012 and 2011; 20,710 and 20,536 shares issued at December 31, 2012 and 2011, respectively; 18,208 and 16,536 shares outstanding at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	213,787	192,819
Treasury stock, at cost—2,502 and 4,000 at December 31, 2012 and 2011, respectively	(59,848)	(107,222)
Accumulated other comprehensive income	659	644
Retained earnings	26,325	59,558

Total stockholders' equity	180,926	145,802

Total liabilities and stockholders' equity	$247,127	$159,470

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$100,649	$96,922	$87,096
Cost of revenue	4,347	860	1,583

Gross profit	96,302	96,062	85,513
Operating expenses:
Selling, general and administrative	78,409	52,904	49,035
Research and development	25,774	13,539	12,075

Total operating expenses	104,183	66,443	61,110

Operating income (loss)	(7,881)	29,619	24,403
Interest and other income (expense), net	(352)	311	418

Income (loss) from continuing operations before income taxes	(8,233)	29,930	24,821
Provision for income taxes	7,665	11,661	9,781

Income (loss) from continuing operations	(15,898)	18,269	15,040
Income from discontinued operations, net of tax	—	—	1,001

Net income (loss)	$(15,898)	$18,269	$16,041

Net income (loss) per common share:
Basic:
Continuing operations	$(0.91)	$1.08	$0.88
Discontinued operations	—	—	0.06

Net income (loss)	$(0.91)	$1.08	$0.94

Diluted:
Continuing operations	$(0.91)	$1.04	$0.84
Discontinued operations	—	—	0.06

Net income (loss)	$(0.91)	$1.04	$0.90

Weighted average shares outstanding:
Basic	17,466	16,982	17,041

Diluted	17,466	17,575	17,805

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(15,898)	$18,269	$16,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	56	155	123
Other, net	(41)	(2)	6

Total comprehensive income (loss)	$(15,883)	$18,422	$16,170

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	17,522	$2	$161,710	$(45,498)	$362	$25,248	$141,824
Exercise of options and related tax benefit of $628	628	—	11,607	—	—	—	11,607
Issuance of common stock under employee stock purchase plan	82	1	1,198	—	—	—	1,199
Restricted stock award grants, net of forfeitures and shares withheld for taxes	(39)	—	(1,132)	—	—	—	(1,132)
Restricted stock unit vesting	2	—	—	—	—		—
Stock-based compensation charge		—	7,325	—	—	—	7,325
Stock repurchases	(870)	—	—	(29,425)	—	—	(29,425)
Comprehensive income:
Net income	—	—	—	—	—	16,041	16,041
Other comprehensive income	—	—	—	—	129	—	129

Total comprehensive income	—	—	—	—	—	—	16,170

Balance at December 31, 2010	17,325	3	180,708	(74,923)	491	41,289	147,568
Exercise of options and related tax benefit of $314	161	—	3,096	—	—	—	3,096
Issuance of common stock under employee stock purchase plan	46	—	1,317	—	—	—	1,317
Restricted stock award grants, net of forfeitures and shares withheld for taxes	(29)	—	(1,585)	—	—	—	(1,585)
Restricted stock unit vesting	33	—	—	—	—	—	—
Stock-based compensation charge		—	9,283	—	—	—	9,283
Stock repurchases	(1,000)	—	—	(32,299)	—	—	(32,299)
Comprehensive income:
Net income	—	—	—	—	—	18,269	18,269
Other comprehensive income	—	—	—	—	153	—	153

Total comprehensive income	—	—	—	—	—	—	18,422

Balance at December 31, 2011	16,536	3	192,819	(107,222)	644	59,558	145,802
Exercise of options and related tax benefit of $8,661	78	—	9,432	—	—	—	9,432
Issuance of common stock under employee stock purchase plan	70	—	1,205	—	—	—	1,205
Restricted stock award forfeitures and shares withheld for taxes	(22)	—	(985)	—	—	—	(985)
Restricted stock unit vesting	48	—	—	—	—	—	—
Stock-based compensation charge		—	11,316	—	—	—	11,316
Stock issued as consideration for business acquisition	2,307	—	—	61,906	—	(17,335)	44,571
Stock repurchases	(809)	—	—	(14,532)	—	—	(14,532)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(15,898)	(15,898)
Other comprehensive income	—	—	—	—	15	—	15

Total comprehensive loss	—	—	—	—	—	—	(15,883)

Balance at December 31, 2012	18,208	$3	$213,787	$(59,848)	$659	$26,325	$180,926

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(15,898)	$18,269	$16,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,625	5,337	4,881
Gain on sale of assets from discontinued operations	—	—	(2,000)
Stock-based compensation charges	11,316	9,283	7,325
Deferred income taxes	5,392	2,873	354
Tax benefits from stock-based awards	8,661	314	628
Excess tax benefits from stock-based awards	(8,879)	(275)	(508)
Other	822	454	163
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	5,316	649	(347)
Prepaid expenses and other assets	(2,381)	(1,044)	(2,307)
Accounts payable, accrued expenses and other liabilities	(2,899)	(5,600)	5,646
Deferred revenue	6,032	(5,537)	6,615
Income taxes receivable, net	(2,316)	(492)	514

Net cash provided by operating activities	14,791	24,231	37,005

Cash flows from investing activities:
Purchases of held-to-maturity investments	(3,450)	(40,660)	(69,143)
Purchases of available-for-sale investments	(46,890)	(23,529)	—
Maturities of held-to-maturity investments	20,120	74,470	48,837
Maturities of available-for-sale investments	31,534	3,800	—
Sales of held-to-maturity investments	9,109	—	—
Sales of available-for-sale investments	24,760	—	2,250
Proceeds from the sale of assets from discontinued operations	—	—	2,000
Cash paid for business acquisitions, net	(59,616)	—	—
Purchases of property and equipment	(4,225)	(3,057)	(3,172)
Purchases of intangible assets	(584)	(545)	(384)

Net cash provided by (used in) investing activities	(29,242)	10,479	(19,612)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,976	4,099	12,178
Purchases of common stock for restricted stock withholdings	(985)	(1,585)	(1,132)
Excess tax benefits from stock-based awards	8,879	275	508
Proceeds from long-term borrowings	30,000	—	—
Purchases of treasury stock	(14,532)	(32,299)	(29,425)

Net cash provided by (used in) financing activities	25,338	(29,510)	(17,871)

Net change in cash and cash equivalents	10,887	5,200	(478)
Cash and cash equivalents, beginning of the year	46,944	41,744	42,222

Cash and cash equivalents, end of the year	$57,831	$46,944	$41,744

Supplemental disclosure of cash flow information:
Cash paid for interest	$168	$—	$—

Cash paid for income taxes	$2,091	$3,433	$1,903

Significant non-cash transactions:
Contingent consideration for business acquisition	$7,500	$—	$—

Common stock issued as consideration for business acquisition	$44,571	$—	$—

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of high-definition audio technologies that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. The Company's audio technologies enable the delivery and playback of clear, compelling high-definition audio and are currently used in a variety of product applications, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, personal computers or PCs, automotive audio products, video game consoles, network-capable televisions, digital media players or DMPs, set-top-boxes or STBs, mobile phones and home theater systems. In addition, the Company provides products and services to motion picture studios, radio and television broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. The Company also provides a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile electronics.

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

        In January 2007, the Company combined its cinema and digital images businesses into a single business known as "DTS Digital Cinema." In February 2007, the Company's Board of Directors approved a plan to sell DTS Digital Cinema to enable the Company to focus exclusively on licensing branded entertainment technology to the large and evolving audio, game console, PC, portable, broadcast, and other markets. During the second quarter of 2008, the Company sold its cinema and digital images businesses in two separate transactions. For additional information, refer to Notes 2 and 12 of the consolidated financial statements, "Significant Accounting Policies" and "Discontinued Operations", respectively.

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its acquisition of SRS Labs, Inc., a Delaware corporation ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 1—The Company (Continued)

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

  Discontinued Operations

        During the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, in 2007, the Company reclassified its balance sheets and statements of operations for all periods presented in this report to reflect DTS Digital Cinema as discontinued operations. In the statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations. For additional information, refer to Note 12 of the consolidated financial statements, "Discontinued Operations."

        All discussions and amounts in the consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted.

  Use of Estimates

        The preparation of financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, contingent consideration, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates.

  Reclassifications

        We have reclassified certain prior year amounts within our consolidated balance sheets and within operating and investing activities on our consolidated statements of cash flows to conform to our current year presentation. These reclassifications did not affect total assets, liabilities or stockholders' equity.

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

  Investments

        The Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income. Investments classified as held-to-maturity, consistent with the Company's intent and ability to hold, are reported at amortized cost. The cost of investments sold is based on the specific identification method, and all income generated and realized gains or losses from investments are recorded to interest and other income (expense), net.

        The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Credit losses and other-than-temporary impairments are declines in fair value that are not expected to recover and are charged to interest and other income (expense), net.

  Concentration of Business and Credit Risk

        The Company markets its products and services to consumer electronics product manufacturers in the U.S. and internationally. Although the Company is generally subject to the financial well-being of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

the consumer electronics industry, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management's expectations.

        Two customers accounted for 13% and 11%, respectively, of revenues for the year ended December 31, 2012. Two customers accounted for 16% and 12%, respectively, of revenues for the year ended December 31, 2011. Two customers accounted for 17% and 15%, respectively, of revenues for the year ended December 31, 2010. For additional information, see the "Revenue Recognition" significant accounting policy below.

        One customer accounted for 10% of accounts receivable at December 31, 2012, that resulted from a non-recurring intellectual property compliance or enforcement activity. Two customers accounted for 28% and 18%, respectively, of accounts receivable at December 31, 2011.

        The Company deposits its cash and cash equivalents in accounts with major financial institutions worldwide. At times, such deposits may be in excess of insured limits. The Company's investment accounts are with major financial institutions and include investment grade municipal securities and U.S. agency securities. The Company has not incurred any significant credit losses on its investments.

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

  Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets' estimated useful lives, as follows:

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Capitalized Software Costs

        The Company capitalizes the costs of purchased software licenses, consulting costs and payroll-related costs incurred in developing or implementing internal use computer software. These costs are included in property and equipment, net on the accompanying consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred. The Company's capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software upon being placed in service, two to seven years.

  Long-Lived Assets

        The Company periodically assesses potential impairments to its long-lived assets by performing an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

  Goodwill and Other Intangible Assets

        The Company evaluates the carrying value of goodwill and non-amortizing intangibles for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test, as it operates as a single reporting unit. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company's estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill as of October 31 of each year, absent any indicators of earlier impairment. To date, there has been no impairment of goodwill.

        The Company amortizes intangible assets with definite lives over their estimated useful lives and reviews for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company's intangible assets principally consist of customer relationships, acquired technology and developed patents and trademarks, which are being amortized over their respective lives. To date, there has been no impairment of intangible assets.

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

  Business Combinations

        The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition. However, as noted below in the revenue recognition policy, the Company did not begin to recognize revenue from per-unit licensing agreements acquired with SRS until the fourth quarter of 2012.

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

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred until all of the elements have been delivered or until the Company has established objective and verifiable evidence of the fair value of the undelivered elements.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        Certain cash collections from per-unit licensing agreements acquired with SRS during the year ended December 31, 2012 were the result of product shipments prior to July 20, 2012, the acquisition date. Therefore, the Company did not recognize revenue from these per-unit licensing agreements and certain other licensing arrangements acquired with SRS during the year ended December 31, 2012. Accordingly, the Company recognized revenue from per-unit licensing agreements acquired with SRS that resulted from product shipments after the acquisition of SRS.

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

        Deferred revenues arise primarily from payments for licensing audio technology received in advance of the culmination of the earnings process. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria are met. Typically, deferred revenues arise from fixed fee arrangements that allow licensees to manufacture an unlimited number of units over a specified term, and accordingly, these deferred revenues will be recognized as revenue ratably over the term of the arrangement.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2012, 2011 and 2010, withholding taxes were $4,970, $5,537 and $5,305, respectively.

  Research and Development ("R&D") Costs

        The Company conducts its R&D internally and expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, related employee expenses, allocated overhead, contract services, consultants and other outside costs. R&D costs are expensed as incurred.

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

        The functional currency of the Company's other wholly-owned subsidiaries is the U.S. dollar and accordingly, nonmonetary balance sheet accounts are remeasured with the appropriate historical rates. All other balance sheet accounts are translated at the prevailing rate of exchange at the balance sheet

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

date, while the results of operations are translated at the average exchange rate in effect for the period. The gains and losses resulting from this remeasurement and translation are reflected in the determination of net income (loss).

        To date, annual foreign currency translation adjustments, gains and losses have not been significant.

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period from non-owner sources. To date, accumulated other comprehensive income is comprised mostly of foreign currency translation.

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $3,584, $2,957 and $3,678 for the years ended December 31, 2012, 2011 and 2010, respectively.

  Treasury Stock

        Repurchased shares of the Company's common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company records such excess as an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records such difference as a decrease in additional paid-in capital to the extent of increases previously recorded, with the balance recorded as a decrease in retained earnings.

  Restricted Stock Withholdings

        The Company issues restricted stock, awards and units, as part of its equity incentive plans. For a majority of the restricted stock granted, the number of shares released on the date the restricted stock vests is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately and effectively retired.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        The carrying amount of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

Note 3—Cash and Investments

        Cash and investments consist of the following:

	As of December 31,
	2012(1)	2011
Cash and cash equivalents:
Cash	$17,433	$11,330
Money market accounts	40,398	35,383
Municipal securities	—	231

Total cash and cash equivalents	$57,831	$46,944

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,189	$—
U.S. government and agency securities	10,025	11,391
Municipal securities	—	4,329
Held-to-maturity securities:
Certificates of deposit	—	1,543
Commercial paper	—	429
U.S. government and agency securities	—	11,628
Municipal securities	—	9,377

Total short-term investments	$14,214	$38,697

Long-term investments:
Available-for-sale securities:
U.S. government and agency securities	$5,000	$4,010
Held-to-maturity securities:
Municipal securities	—	2,912

Total long-term investments	$5,000	$6,922

(1)
During July 2012, the Company liquidated certain investments classified as held-to-maturity to fund the acquisition of SRS. Accordingly, all investments are now classified as available-for-sale.

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the years ended December 31, 2012, 2011 and 2010.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash and Investments (Continued)

        The contractual maturities of investments at December 31, 2012 are as follows:

Available-for-sale securities:
Due within one year	$14,214
Due after one year and through five years	5,000

Total investments	$19,214

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

        The preliminary fair value of contingent consideration was determined based on the valuation work of independent consultants, and it is subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus acquisition. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. As of December 31, 2012, there have been no material changes to the fair value of contingent consideration or assumptions used since the acquisition of Phorus. For additional information on contingent consideration, refer to Note 6 of the consolidated financial statements, "Business Combinations."

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012:
Certificates of deposit	$4,189	$—	$4,189	$—
U.S. government and agency securities	$15,025	$—	$15,025	$—
Contingent consideration(1)	$(7,500)	$—	$—	$(7,500)
As of December 31, 2011:
U.S. government and agency securities	$15,401	$—	$15,401	$—
Municipal securities	$4,329	$—	$4,329	$—

(1)
As of December 31, 2012, $2,200 and $5,300 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2012	2011
Land	$6,600	$6,600
Building and improvements	21,342	21,233
Machinery and equipment	4,629	3,481
Office furniture and fixtures	6,824	5,445
Leasehold improvements	4,030	2,386
Software	6,568	5,959

	49,993	45,104
Less: Accumulated depreciation	(16,668)	(12,304)

Property and equipment, net	$33,325	$32,800

        Depreciation expense was $4,833, $3,965 and $3,468 for the years ended December 31, 2012, 2011 and 2010, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations

Acquisition of SRS Labs, Inc.

        On July 20, 2012, the Company completed its acquisition of SRS. SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming and voice processing technologies. The Company plans to leverage from SRS' relationships, technologies and accomplishments to accelerate the growth of its business. In connection with the Merger, DTS issued 2,307 shares of its common stock, paid $66,876 in cash to former SRS stockholders and paid $13,338 in cash to former SRS equity award holders. Aggregate consideration for this Merger was valued at $124,785. The purchase price was funded with the Company's existing cash, liquidated investments, borrowings of $30,000 under a new credit facility and the issuance of common stock from treasury. The following table presents the purchase price for accounting purposes based on the Company's closing common stock price of $19.32 per share on July 20, 2012 and 14,452 outstanding SRS shares as of July 20, 2012:

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

(1)
As a result of the decline in the stock price of the Company's common stock leading up to the closing of the Merger, the Company and SRS were required to adjust the proration to the minimum extent necessary to ensure that the Merger qualified as a tax reorganization pursuant to

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

  the tax savings clause in Section 2.6(e) of the Merger Agreement, which resulted in (i) an immaterial decrease in the maximum amount of cash the Company was permitted to pay to former SRS stockholders as consideration under the terms of the Merger Agreement and (ii) a related immaterial increase in the number of shares of common stock to be issued by the Company to former SRS stockholders as consideration under the terms of the Merger Agreement.

(2)
The Company recorded a $17,335 loss in retained earnings, which represents the aggregate difference between the average price per treasury share and the closing price on July 20, 2012, multiplied by the quantity of treasury shares used for consideration.

        This Merger was accounted for using the acquisition method of accounting. The preliminary allocation of the purchase price was based on preliminary estimates and valuations of independent consultants and the Company. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The preliminary allocation of the purchase price may have material adjustments when the valuations have been completed. The following table presents the preliminary purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$23,298
Short-term investments			8,529
Accounts receivable			7,285
Prepaid expenses and other current assets			1,325
Income taxes receivable			200
Property and equipment			1,027
Goodwill			44,604
Identifiable intangible assets:
Customer relationships	8	44,540
Developed technology	6	7,920
Trademarks/tradenames	5	2,810
IPR&D		1,180

Total identifiable intangible assets			56,450
Deferred tax assets			5,907
Long-term investments			249
Accounts payable			(451)
Accrued expenses			(2,372)
Deferred revenue			(506)
Deferred tax liabilities			(19,978)
Other long-term liabilities			(782)

Total purchase price			$124,785

        Customer relationships represent existing contracted relationships primarily with consumer electronics manufacturers. Developed technology relates to SRS' technology across all of their markets that have reached technological feasibility. Trademarks/tradenames are primarily related to the SRS

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

brand name. Finite-lived identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives. IPR&D assets will be tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets will either be amortized over their estimated useful lives or written-off.

        The estimated fair values of the customer relationships, developed technology and trademarks/tradenames were primarily determined using either the relief-from-royalty or excess earnings methods. The discount rate utilized for these intangible assets was 20% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair value of IPR&D was determined using the excess earnings method and considers the remaining costs to complete and the expected cash flows to be generated from these IPR&D projects. The discount rate utilized for IPR&D was 25%, which reflects the riskier profile of incomplete R&D projects relative to that of existing assets.

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and it includes the value of the synergies between the acquired company and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. As of December 31, 2012, the goodwill estimate decreased $1,117 from the July 20, 2012 estimate due primarily to further analysis of the identifiable intangible assets, partially offset by the identification of certain deferred tax assets. Goodwill will be tested for impairment at least annually or more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. None of the goodwill recognized upon the acquisition is deductible for tax purposes.

        Revenues from licensing agreements acquired with SRS amounted to $7,301 for the year ended December 31, 2012. Acquisition and integration related costs for this acquisition included severance costs, change in control costs, banker fees, legal fees, other professional fees, contract termination costs and other administrative costs. The following table presents the acquisition and integration related costs for this acquisition that have been included in the Company's consolidated statement of operations:

For the Year Ended December 31, 2012
Selling, general and administrative	$13,276
Research and development	2,234

Total acquisition and integration related costs	$15,510

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        The following table presents the pro forma operating results as if SRS had been included in the Company's consolidated statements of operations as of the beginning of 2011:

	For the Year Ended December 31,
	2012	2011
Revenue	$123,719	$129,250
Net income (loss)	$(12,246)	$14,734
Net income (loss) per common share—basic	$(0.65)	$0.76
Net income (loss) per common share—diluted	$(0.65)	$0.74

        The pro forma financial information assumes the companies were combined as of January 1, 2011 and includes business combination accounting effects from the acquisition, including amortization charges from acquired intangible assets and an increase in interest expense for the debt obtained to help finance the acquisition. Acquisition and integration related costs have not been included in the pro forma financial information. Also, the tax effects of adjustments have been included in the pro forma financial information. The pro forma information as presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2011, nor is it necessarily indicative of future results.

Acquisition of Phorus' Assets

        On July 5, 2012, the Company completed its acquisition of substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated as of July 5, 2012. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking. The Company plans to leverage from Phorus' technologies to accelerate the growth of its business. Pursuant to the terms of the Asset Purchase Agreement, the Company paid initial cash consideration of $3,000 upon the closing of the acquisition, and it may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of acquisition. Contingent consideration of $3,000 could be due and payable at the end of both the first and second anniversaries, and $4,000 could be due and payable at the end of the third anniversary. The final six months of the three and a half year period allows for a catch-up of any unpaid contingent consideration. The following table presents the purchase price as of the acquisition date:

Cash(1)	$3,000
Fair value of contingent consideration	7,500

$10,500

(1)
Includes a $300 holdback for potential indemnification matters, which is expected to be fully released and delivered to Phorus by July 5, 2014.

        This Asset Purchase was accounted for using the acquisition method of accounting. The preliminary allocation of the purchase price was based on preliminary estimates and valuations of independent consultants and the Company. The final allocation of the purchase price is expected to be

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

completed as soon as practicable, but no later than one year from the date of acquisition. The preliminary allocation of the purchase price may have material adjustments when the valuations have been completed. The following table presents the preliminary purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Goodwill			$5,453
Identifiable intangible assets:
Developed technology	5	3,060
Non-compete	2	540
IPR&D		1,360

Total identifiable intangible assets			4,960
Other assets			87

Total purchase price			$10,500

        Developed technology relates to Phorus' technology across all of their markets that have reached technological feasibility. Non-compete relates to certain agreements that the Company entered into with certain members of Phorus' management team. Finite-lived identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives. IPR&D assets will be tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets will either be amortized over their estimated useful lives or written-off.

        The estimated fair value of the developed technology was primarily determined using the excess earnings method. The fair value of the non-compete was established using the profit differential method, which is an income approach based on estimated financial projections for the acquired business using market participant assumptions and various non-compete scenarios. The discount rate utilized for this intangible asset was 58% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair value of IPR&D was determined using the excess earnings method and considers the remaining costs to complete and the expected cash flows to be generated from these IPR&D projects. The discount rate utilized for IPR&D was 62%, which reflects the riskier profile of incomplete R&D projects relative to that of existing assets.

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and it includes the value of the synergies between the acquired company and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill will be tested for impairment at least annually or more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. Goodwill recognized upon this acquisition is deductible for tax purposes.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

        The fair value of the contingent consideration is based on Level 3 inputs, and with the exception of the goodwill measurement period adjustments, further changes in the fair value of the contingent consideration will be recognized in the consolidated statement of operations. The Company used the income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 13%. For additional information on contingent consideration, refer to Note 4 of the consolidated financial statements, "Fair Value Measurements."

        Acquisition and integration related costs for this acquisition totaled $193 for the year ended December 31, 2012, and have been included in the Company's consolidated statement of operations within selling, general and administrative expenses. These costs included legal fees, other professional fees and other administrative costs.

        If this business combination took place on January 1, 2011, the consolidated revenues and net income (loss) would not have been significantly different from reported amounts.

Note 7—Goodwill and Intangibles

        During the year ended December 31, 2012, the Company increased its goodwill in connection with the acquisitions of SRS and Phorus. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations." The following table summarizes the changes in the carrying amount of goodwill:

Goodwill
Balance at December 31, 2011	$1,257
Increase in goodwill related to acquisitions	51,174
Purchase price allocation adjustments, net	(1,117)

Balance at December 31, 2012	$51,314

        The following table summarizes amortization of intangibles included in the Company's consolidated statements of operations:

	For the Years Ended December 31,
	2012	2011	2010
Cost of revenue	$4,151	$731	$841
Operating expenses	641	641	572

Total amortization of intangible assets	$4,792	$1,372	$1,413

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Intangibles (Continued)

        The following table summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of December 31, 2012(1)			As of December 31, 2011
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$17,918	$(5,651)	$12,267	$6,277	$(4,034)	$2,243
Customer relationships	8	45,590	(3,074)	42,516	1,050	(450)	600
Non-compete	2	540	(131)	409	515	(515)	—
Trademarks/tradenames	5	3,598	(691)	2,907	706	(401)	305
Patents	10	2,170	(779)	1,391	2,269	(868)	1,401

Total amortizable intangible assets		69,816	(10,326)	59,490	10,817	(6,268)	4,549
IPR&D		1,910	—	1,910	—	—	—

Total intangible assets		$71,726	$(10,326)	$61,400	$10,817	$(6,268)	$4,549

(1)
Includes intangible assets acquired during July 2012. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations."

        The Company expects the future amortization of intangible assets held at December 31, 2012 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2013	$9,522
2014	9,369
2015	9,195
2016	8,493
2017	7,840
2018 and thereafter	15,071

Total	$59,490

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 8—Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2012	2011
Accrued payroll and related benefits	$9,810	$2,046
Contingent consideration(1)	2,200	—
Other	3,944	1,559

Total accrued expenses	$15,954	$3,605

(1)
For additional information, refer to Notes 2, 4 and 6 of the consolidated financial statements, "Significant Accounting Policies", "Fair Value Measurements" and "Business Combinations", respectively.

Note 9—Long-term Debt

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

        Amounts borrowed under the Revolver bear interest, at the option of the Company, at either (i) LIBOR (as defined in the Loan Agreement) plus 1.0% or (ii) the higher of (a) the rate of interest most recently announced by Union Bank as its prime rate or (b) the Federal Funds Rate plus 0.50%. Through December 31, 2012, the Company elected LIBOR plus 1.0%. Pursuant to the Loan Agreement, the Company is required to pay an annual commitment fee of 0.25% on the unused portion of the Revolver.

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

        The Loan Agreement contains customary events of default. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. Accordingly, the Revolver has been classified as a long-term liability on the consolidated balance sheet. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Long-term Debt (Continued)

amounts under the Revolver immediately due and payable, and may terminate commitments to make any additional advances thereunder.

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

Note 10—Commitments and Contingencies

        Office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases, net of sublease income, are as follows:

Years Ending December 31,
2013	$2,373
2014	1,613
2015	1,205
2016	721
2017	359
2018 and thereafter	1,237

$7,508

        Rent expense amounted to $1,874, $1,359 and $931 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Pursuant to the Asset Purchase Agreement, the Company may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus acquisition. For additional information, refer to Notes 2, 4 and 6 of the consolidated financial statements, "Significant Accounting Policies", "Fair Value Measurements" and "Business Combinations", respectively.

        Under existing service arrangements, the Company may be obligated to pay up to $6,850 over the next three years if certain milestones are achieved.

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Commitments and Contingencies (Continued)

with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

        In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, the outcome of any such legal matters will not have a material adverse effect on the Company's consolidated financial statements.

Note 11—Income Taxes

        U.S. and foreign income (loss) before taxes and details of the provision for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
U.S.	$(22,498)	$7,667	$1,385
Foreign	14,265	22,263	23,436

Income (loss) from continuing operations before income taxes	$(8,233)	$29,930	$24,821

Current:
Federal	$(2,289)	$610	$(152)
State	(1,080)	179	1,753
Foreign	5,642	7,999	7,826

Total current	2,273	8,788	9,427

Deferred:
Federal	2,974	2,435	1,121
State	971	724	(251)
Foreign	1,447	(286)	(516)

Total deferred	5,392	2,873	354

Provision for income taxes	$7,665	$11,661	$9,781

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Accrued revenues	$1,283	$868
Net operating loss carryforwards	9,574	989
Capital loss carryforwards	202	202
Credit carryforwards, net of unrecognized tax benefits	11,706	5,723
Depreciation and amortization	1,173	—
Stock-based compensation	7,506	5,245
Accruals, reserves and other	1,515	2,130
Acquired intangibles	1,180	795

Total gross deferred tax assets	34,139	15,952
Valuation allowance	(12,236)	(817)

Total deferred tax assets	21,903	15,135

Deferred tax liabilities:
Acquired intangible assets	18,807	—
Depreciation and amortization	—	265
Prepaid expenses	64	—
Undistributed earnings of foreign subsidiary	404	—

Total deferred tax liabilities	19,275	265

Deferred tax assets, net	$2,628	$14,870

Current deferred tax assets	$1,998	$1,296
Non-current deferred tax assets, net	630	13,574

Deferred tax assets, net	$2,628	$14,870

        The Company established a valuation allowance against its deferred tax assets as a result of determining that it is more likely than not that its deferred tax assets would not be realized. Any subsequent reduction of the portion of the valuation allowance and the recognition of the associated tax benefits related to the SRS acquisition will be recorded to the provision for income taxes once the final allocation of the purchase price is completed. The change in the balance of the valuation allowance relates primarily to certain foreign tax credit carryforwards established in the purchase price allocation for the SRS acquisition.

        At December 31, 2012, the Company had approximately $37,015 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $27,020 and $9,994, respectively, and begin to expire in 2024 and 2017, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $1,421. The future income tax benefit, if realized, will be recorded to additional paid-in capital. The Company follows the with-and-without approach for

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

determining when the stock-based compensation deductions are considered realized. At December 31, 2012, the Company had foreign tax credit carryforwards of $15,709, which begin to expire in 2015, and R&D and other credits of $4,027, which begin to expire in 2019. Utilization of federal tax loss carryforwards and credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code ("IRC").

        The income tax provision excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes or for which the income tax deduction exceeded the expense recorded for accounting purposes.

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	(2.1)	1.8	3.3
Effect of varying foreign rates	(19.8)	0.5	(4.8)
Non-deductible transaction costs	(13.8)	—	—
Tax exempt interest	0.2	(0.1)	(0.1)
Equity based compensation expense	(7.6)	1.5	2.2
Research and development credits	—	(1.0)	(0.8)
Unrecognized tax benefits	38.3	0.9	4.8
Tax audit settlements	(108.9)	—	—
Deferred tax asset adjustment	3.6	—	—
Valuation allowance	(16.4)	—	—
Other	(1.6)	0.4	(0.2)

Effective tax rate	(93.1)%	39.0%	39.4%

        Withholding taxes of $404 have been accrued on undistributed earnings from the Company's Chinese subsidiary that are not permanently reinvested. Regarding undistributed earnings of other foreign subsidiaries, the Company has not provided for U.S. income taxes or foreign withholding taxes in its effective tax rate on approximately $41,947 of undistributed earnings as of December 31, 2012. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S., and accordingly, no deferred tax liability has been established relative to these earnings.

        At December 31, 2012 and 2011, the Company's uncertain tax positions were $11,279 and $7,459, respectively, which was recorded in long-term deferred tax assets and other long-term liabilities. These amounts include $222 and $196, respectively, for accrued interest. The increase in unrecognized tax benefits during the year ended December 31, 2012 was primarily attributable to uncertain tax positions relating to transfer pricing positions taken with respect to the Company's foreign subsidiaries and the California franchise tax sourcing methodology, partially offset by a reduction of tax reserves that were recorded as tax audits were effectively settled. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes that it has adequately provided for

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

all tax positions based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. However, due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company's provision on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2012, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

Unrecognized Tax Benefits
Balance at January 1, 2010	$5,523
Additions for tax positions of prior years	335
Additions for tax positions of the current year	1,347

Balance at December 31, 2010	7,205
Additions for tax positions of prior years	240
Additions for tax positions of the current year	1,277
Settlements	(1,459)

Balance at December 31, 2011	7,263
Additions for tax positions of prior years	6,868
Additions for tax positions of the current year	427
Settlements	(3,501)

Balance at December 31, 2012	$11,057

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The Internal Revenue Service ("IRS") is examining the Company's 2007 federal income tax returns, and the Company has filed a protest related to certain adjustments made by the IRS for taxable years 2003, 2005 and 2006. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2004 and 2005. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS and various state governments could differ materially from that which is reflected in the consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Discontinued Operations

        The Company's former digital images and cinema businesses were sold in two separate transactions on April 4, 2008 and May 9, 2008, respectively. Proceeds from these sales were $7,500 and $3,250, respectively. The net assets held for sale of these businesses were eliminated from the Company's balance sheet as of the respective sale dates.

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

        The following table presents revenue and expense information for the discontinued operations of DTS Digital Cinema.

	For the Years Ended December 31,
	2012	2011	2010
Pre-tax income	$—	$—	$1,623	(1)
Income tax provision	—	—	622

Income from discontinued operations, net of tax	$—	$—	$1,001

(1)
Includes proceeds from the aforementioned Settlement and Release Agreement.

Note 13—Stock-Based Compensation

        The Company measures and recognizes compensation expense on a straight-line basis over the requisite service period for all share-based payment awards made to employees and directors in the consolidated financial statements.

        The Company's stock-based compensation costs and related income tax benefits were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Stock-based compensation cost:
Cost of revenue	$—	$12	$10
Selling, general and administrative	8,940	7,622	5,791
Research and development	2,376	1,649	1,524

Total stock-based compensation cost	$11,316	$9,283	$7,325

Income tax benefit	$4,611	$3,783	$2,985

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Stock-Based Compensation (Continued)

  Various Stock Plans

  Stock Option and Restricted Stock Plans

        In 1997, the Company adopted a stock option plan (the "1997 Plan") for eligible employees, directors and consultants. In 2002, the Company adopted a stock option plan (the "2002 Plan") for management and certain key employees. Options granted under the plans may be incentive stock options intended to satisfy the requirements of Section 422 of the IRC of 1986, as amended, and the regulations thereunder, or non-qualified options. Options generally become exercisable over a four-year period and expire in ten years. The total number of shares of common stock that may be issued under both plans amounted to a maximum of 2,071.

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

        In May 2012, the Company adopted the 2012 Equity Incentive Plan (the "2012 Plan"). Additionally, the shares available for issuances of common stock options under the 2003 Plan was transferred to the 2012 Plan for future issuances of common stock options. The total number of shares of common stock that may be issued under the 2012 Plan amounted to a maximum of 1,500.

        In conjunction with the acquisition of SRS, the Company also acquired SRS' 2006 Stock Incentive Plan (the "2006 Plan") under which 234 shares were authorized for future issuances of common stock to: (i) former employees of SRS, and (ii) employees hired by the Company after the acquisition date of SRS, July 20, 2012. At the acquisition date of SRS, all outstanding equity awards under the 2006 Plan were tendered for cash. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations."

  Stock Options

        The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2012	2011	2010
Risk free interest rate	0.6%	1.7%	1.9%
Expected lives (years)	4.0	3.9	3.9
Dividend yield	0%	0%	0%
Expected volatility	49%	49%	50%

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Stock-Based Compensation (Continued)

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

        There were 924, 299 and 457 options granted during the year ended December 31, 2012, 2011 and 2010, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2012, 2011 and 2010 was $10.25, $17.68 and $11.28, respectively. Compensation expense for stock options was $5,153, $4,004 and $3,498 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table summarizes information about stock option activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	1,928	$24.83
Granted	924	26.82
Exercised	(78)	9.84
Expired or cancelled	(83)	27.70

Options outstanding at December 31, 2012	2,691	$25.86	6.76	$486

Options exercisable at December 31, 2012	1,377	$23.04	5.09	$372

        The aggregate intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $1,399, $3,911 and $13,689, respectively. As of December 31, 2012, total remaining unearned compensation related to unvested stock options was approximately $10,732, which will be amortized over the weighted-average remaining service period of 1.8 years.

  Restricted Stock

        Compensation expense on restricted stock awards and units was $3,669, $3,272 and $3,242 for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes information about restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2011	261	$30.66
Granted	274	25.92
Vested	(120)	28.26
Forfeited	(33)	27.97

Unvested stock at December 31, 2012	382	$28.12

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Stock-Based Compensation (Continued)

        As of December 31, 2012, total remaining unearned compensation related to restricted stock was $7,636, which will be amortized over the weighted-average remaining service period of 1.8 years.

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

Note 13—Stock-Based Compensation (Continued)

granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

        The Company granted 199 Units on February 27, 2011, which have an aggregate grant-date fair value of $5,287. During 2012, the Company did not grant any Units and 5 were forfeited. Therefore, there were 194 unvested units at December 31, 2012. The aggregate grant-date fair value for these awards shall be recognized as compensation expense on a straight-line basis over the requisite service period, which began on the date of grant and ends on December 31, 2013. Compensation expense on shares of market stock units was $1,826, $1,509 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total remaining unearned compensation related to these Units was $1,820, which will be amortized over the weighted-average remaining service period of 1.0 year.

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

	Years Ended December 31,
	2012	2011	2010
Risk free interest rate	0.2%	0.1%	0.8%
Expected lives (years)	0.7	0.7	1.5
Dividend yield	0%	0%	0%
Expected volatility	61%	45%	47%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. The expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        Compensation expense under the ESPP was $668, $498 and $585 for the years ended December 31, 2012, 2011 and 2010, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the IRC. The Company allows eligible employees to allocate up to 100% of the participant's eligible compensation, or 20% of the participant's eligible compensation if defined as a Highly Compensated Participant under Section 401(k) of the IRC through payroll deductions. All regular full-time employees on the U.S. payroll of the Company are eligible to participate in the plans. The Company provides a discretionary match of up to 100% of the first 4% of salary contributed to the plan and may match up to 6% of salary if certain financial targets are met. In 2010, the Company adopted a Roth 401(k) option. For the years ended December 31, 2012, 2011 and 2010, the costs of these matching contributions were $656, $577 and $493, respectively.

Note 15—Stock Repurchase Plans

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

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Through the fourth quarter of 2012, the Company repurchased 809 shares of its common stock, for an aggregate of $14,532, under this authorization.

        All shares repurchased under these authorizations were accounted for as treasury stock.

Note 16—Segment and Geographic Information

        The Company operates as a single reportable segment on an enterprise-wide basis. The Company generates revenue by licensing its technologies to consumer electronic manufacturers.

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Years Ended December 31,
	2012	2011	2010
U.S.	$11,693	$10,838	$9,805
Japan	41,203	43,814	41,392
South Korea	27,110	22,549	21,148
Other international	20,643	19,721	14,751

Total international	88,956	86,084	77,291

Total revenues	$100,649	$96,922	$87,096

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Segment and Geographic Information (Continued)

        The following table sets forth long-lived tangible assets by geographic region:

	As of December 31,
	2012	2011
U.S.	$30,894	$30,496
International	2,431	2,304

Total long-lived tangible assets	$33,325	$32,800

Note 17—Net Income (Loss) Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, unvested restricted stock and the ESPP using the "treasury stock" method. Due to the net loss for the year ended December 31, 2012, all potential common shares are excluded from the diluted shares outstanding for this period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Net Income (Loss) Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2012	2011	2010
Basic net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$(15,898)	$18,269	$15,040
Income from discontinued operations	—	—	1,001

Net income (loss)	$(15,898)	$18,269	$16,041

Denominator:
Weighted average common shares outstanding	17,466	16,982	17,041

Continuing operations	$(0.91)	$1.08	$0.88
Discontinued operations	—	—	0.06

Basic net income (loss) per common share	$(0.91)	$1.08	$0.94

Diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$(15,898)	$18,269	$15,040
Income from discontinued operations	—	—	1,001

Net income (loss)	$(15,898)	$18,269	$16,041

Denominator:
Weighted average shares outstanding	17,466	16,982	17,041
Effect of dilutive securities:
Common stock options	—	494	620
Restricted stock	—	97	128
ESPP	—	2	16

Diluted shares outstanding	17,466	17,575	17,805

Continuing operations	$(0.91)	$1.04	$0.84
Discontinued operations	—	—	0.06

Diluted net income (loss) per common share	$(0.91)	$1.04	$0.90

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,697	442	260

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 18—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
2012(1)
Revenues	$26,885	$21,754	$22,235	$29,775
Gross profit	$26,691	$21,560	$20,130	$27,921
Net income (loss)	$4,045	$(755)	$(19,086)	$(102)
Basic earnings (loss) per share	$0.25	$(0.05)	$(1.04)	$(0.01)
Diluted earnings (loss) per share	$0.24	$(0.05)	$(1.04)	$(0.01)
2011
Revenues	$26,779	$20,585	$20,546	$29,012
Gross profit	$26,568	$20,370	$20,329	$28,795
Net income	$5,689	$2,601	$2,902	$7,077
Basic earnings per share	$0.33	$0.15	$0.17	$0.43
Diluted earnings per share	$0.32	$0.14	$0.17	$0.42

(1)
During the quarter ended September 30, 2012, the Company acquired SRS and Phorus. For additional information, refer to Note 6 of the consolidated financial statements, "Business Combinations."

Note 19—Related Party Transaction

        The Company continues to lease the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. These offices are leased under two separate lease agreements that expire in April 2017, and rent expense for these offices was $157 from July 20, 2012 to December 31, 2012. The Company believes the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Other	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2012	$251	$460	$32	$679
2011	226	107	82	251
2010	229	—	3	226
Deferred tax assets—valuation allowance:(2)
2012	$817	$11,419	$—	$12,236
2011	996	—	179	817
2010	537	459	—	996

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable. Deductions are the actual write-offs of the receivables.

(2)
The additions to and reductions in the deferred tax assets—valuation allowance represents the portion of a deferred tax asset for which either: (i) it is more likely than not that a tax benefit will not be realized, or (ii) it is more likely than not a tax benefit will be realized.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, the Company's management with the participation of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles, and includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in the Company's internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis.

        The material weakness identified above related to the inadequate design of internal controls over the accounting for income taxes. Specifically, the Company's controls were not effectively designed as they relate to the Company's preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from the Company's 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. The Company's management has determined that control deficiencies in its accounting for income taxes, in the aggregate, constitute a material weakness.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which is included herein in Item 8.

        Remediation Plan.    The Company's management has initiated a plan to enhance its control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities. This remediation plan includes increased use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision.

        Limitations on the Effectiveness of Controls.    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2013 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2012 (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information concerning certain relationships and related transactions to be included in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference. The information concerning director independence to be included in the Proxy Statement under the caption "Governance of the Company" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information concerning principal accounting fees and services to be included in the Proxy Statement under the caption "Item 2—Ratification of Independent Registered Public Accountants" is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

        The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

        See Item 15 (b) below.

(b) Exhibits:

DTS, INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
2.1		Stock Purchase Agreement among the Registrant, DTS Digital Images, Inc., and Reliance Big Entertainment Private Limited, dated April 4, 2008		8-K	000-50335-08750521	4/10/2008

2.2		Asset Purchase Agreement among the Registrant, Beaufort California, Inc., and Beaufort International Group, Inc., dated May 9, 2008		8-K	000-50335-08836240	5/15/2008

2.3	†	Asset Purchase Agreement among the Registrant, DTS Washington LLC, DTS (BVI) Limited, Neural Audio Corporation, Robert W. Reams, Paul T. Hubert, Robert D. Golden and Robert A. Koester, dated December 31, 2008		10-K	000-50335-09662980	3/6/2009

2.4		Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/2012

2.5		Voting Agreement, dated as of April 16, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		8-K	000-50335-12764511	4/17/12

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
2.6		Amendment No. 1 to Voting Agreement, dated April 26, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		13D	005-49103-12784432	4/26/2012

3.1		Composite Certificate of Incorporation	X

3.2		Composite Bylaws	X

4.1		Specimen Common Stock Certificate		S-1/A-1	333-104761-03734287	6/5/2003

10.1	*	1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.2	*	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.3	*	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.4	*	2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.5	*	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.6	*	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.7	*	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010		10-Q	000-50335-101172804	11/8/2010

10.8	*	Form of Grant of Stock Option under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.9	*	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.10	*	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.11	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)		10-Q	000-50335-061017963	8/9/2006

10.12	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)		10-Q	000-50335-061017963	8/9/2006

10.13	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan		10-Q	000-50335-10816984	5/10/2010

10.14	*	2003 Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.15	*	2003 Foreign Subsidiary Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.16	*	Description of acceleration of vesting of certain unvested stock options		8-K	000-50335-051222387	11/23/2005

10.17	*	Executive Employment Agreement by and between the Registrant and Jon Kirchner, dated February 17, 2011		8-K	000-50335-11631546	2/23/2011

10.18	*	Employment Agreement by and between the Registrant and William Paul Smith, dated November 1, 2002		S-1	333-104761-03665001	4/25/2003

10.19	*	Second Amendment to Service Agreement between the Registrant and William Paul Smith, dated June 3, 2005		10-Q	000-50335-051003863	8/5/2005

10.20	*	Employment Agreement by and between the Registrant and Sharon Faltemier, dated as of June 28, 2006*		10-K	000-50335-07700129	3/16/2007

10.21	*	Amendment to Employment Agreement by and between the Registrant and Sharon Faltemier, effective as of December 17, 2008		10-K	000-50335-09662980	3/6/2009

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.22	*	Employment Agreement between the Registrant and Daniel E. Slusser, executed as of January 22, 2008, effective May 31, 2007		8-K	000-50335-08546816	1/24/2008

10.23	*	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of December 17, 2008		10-K	000-50335-09662980	3/6/2009

10.24	*	Employment Agreement by and between the Registrant and Daniel E. Slusser, executed March 23, 2009, effective as of January 1, 2009		10-Q	000-50335-09815716	5/11/2009

10.25	*	Amendment to Employment Agreement by and between the Registrant and Daniel E. Slusser, effective as of February 9, 2010		10-K	000-50335-10653577	3/3/2010

10.26	*	Form of Indemnification Agreement between the Registrant and its directors		S-1	333-104761-03665001	4/25/2003

10.27	*	Form of Indemnification Agreement between the Registrant and its officers		S-1	333-104761-03665001	4/25/2003

10.28	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.29	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.30	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan		10-Q	000-50335-111017706	8/8/2011

10.31	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson		10-Q	000-50335-111017706	8/8/2011

10.32	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-111017706	8/8/2011

10.33	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher		10-Q	000-50335-111017706	8/8/2011

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.34	*	Form of Director Confidentiality Agreement		8-K	000-50335-11847230	5/16/2011

10.35	*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson		10-K	000-50335-12662201	3/2/2012

10.36	*	Employment Agreement, dated March 26, 2012, between DTS, Inc. and Kris M. Graves		10-Q	000-50335-12824832	5/9/2012

10.37	*	2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.38	*	Form of Notice of Grant of Stock Option under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.39	*	Form of Stock Option Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.40	*	Form of Notice of Grant of Restricted Stock under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.41	*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.42	*	Form of Notice of Grant of Restricted Stock Unit under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.43	*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.44	*	Form of Stock Option Agreement (Non U.S.) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.45	*	Form of Restricted Stock Unit Agreement (Non U.S.) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.46		Loan Agreement, dated as of July 18, 2012, by and between DTS, Inc. and Union Bank, N.A., together with any other lender thereunder from time to time.		8-K	000-50335-12977271	7/24/12

10.47		Security Agreement, dated July 18, 2012, by and among DTS, Inc., and each other guarantor thereunder and Union Bank, N.A.		8-K	000-50335-12977271	7/24/12

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.48	*	SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (the "2006 Plan")		S-8	333-183289-121028624	8/13/12

10.49	*	Form of Notice of Grant of Stock Option under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.50	*	Form of Stock Option Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.51	*	Form of Notice of Grant of Restricted Stock Unit under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.52	*	Form of Restricted Stock Unit Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.53	*	Form of Stock Option Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.54	*	Form of Restricted Stock Unit Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.55	*	Form of 2013 Executive Incentive Compensation Plan	X

21.1		List of all subsidiaries of the Registrant	X

23.1		Consent of independent registered public accounting firm	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
32.2	‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

101.INS	**	XBRL Instance Document	X

101.SCH	**	XBRL Taxonomy Extension Schema Document	X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	**	XBRL Extension Definition	X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2013.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 18, 2013
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 18, 2013
/s/ JOERG D. AGIN Joerg D. Agin	Lead Independent Director	March 18, 2013
/s/ CRAIG S. ANDREWS Craig S. Andrews	Director	March 18, 2013
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 18, 2013
/s/ BRADFORD D. DUEA Bradford D. Duea	Director	March 18, 2013
/s/ V. SUE MOLINA V. Sue Molina	Director	March 18, 2013

Signature	Title(s)	Date

/s/ RONALD N. STONE Ronald N. Stone	Director	March 18, 2013
/s/ THOMAS C.K. YUEN Thomas C.K. Yuen	Director	March 18, 2013