Form 10-Q
period 2013-03-31
DTS, INC.
filed 2013-05-08
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

         As of May 3, 2013 a total of 18,262,719 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$60,104	$57,831
Short-term investments	9,022	14,214
Accounts receivable, net of allowance for doubtful accounts of $667 and $679 at March 31, 2013 and December 31, 2012, respectively	7,666	6,910
Deferred income taxes	1,365	1,998
Prepaid expenses and other current assets	3,359	4,572
Income taxes receivable	4,533	5,107

Total current assets	86,049	90,632
Property and equipment, net	32,736	33,325
Intangible assets, net	59,332	61,400
Goodwill	51,234	51,314
Deferred income taxes	827	630
Long-term investments	7,502	5,000
Other assets	5,029	4,826

Total assets	$242,709	$247,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,764	$2,771
Accrued expenses	10,826	15,954
Deferred revenue	7,038	7,659

Total current liabilities	20,628	26,384
Long-term debt	30,000	30,000
Other long-term liabilities	10,636	9,817
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2013 and December 31, 2012; 20,763 and 20,710 shares issued at March 31, 2013 and December 31, 2012, respectively; 18,261 and 18,208 shares outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	215,811	213,787
Treasury stock, at cost—2,502 shares at March 31, 2013 and December 31, 2012	(59,848)	(59,848)
Accumulated other comprehensive income	686	659
Retained earnings	24,793	26,325

Total stockholders' equity	181,445	180,926

Total liabilities and stockholders' equity	$242,709	$247,127

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$32,728	$26,885
Cost of revenue	2,322	194

Gross profit	30,406	26,691
Operating expenses:
Selling, general and administrative	21,690	15,283
Research and development	7,679	4,510

Total operating expenses	29,369	19,793

Operating income	1,037	6,898
Interest and other income (expense), net	(245)	(88)

Income before provision for income taxes	792	6,810
Provision for income taxes	2,324	2,765

Net income (loss)	$(1,532)	$4,045

Net income (loss) per common share:
Basic	$(0.08)	$0.25

Diluted:	$(0.08)	$0.24

Weighted average shares outstanding:
Basic	18,218	16,465

Diluted	18,218	16,933

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$(1,532)	$4,045
Other comprehensive income, net of tax:
Foreign currency translation adjustments	26	39
Other	1	(2)

Total comprehensive income (loss)	$(1,505)	$4,082

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,532)	$4,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,837	1,333
Stock-based compensation charges	3,013	2,598
Deferred income taxes	362	(652)
Tax benefits (shortfalls) from stock-based awards	(319)	1,010
Excess (tax benefits) shortfalls from stock-based awards	3	(1,136)
Other	31	56
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(731)	(2,022)
Prepaid expenses and other assets	929	(82)
Accounts payable, accrued expenses and other liabilities	(4,257)	2,032
Deferred revenue	(621)	(636)
Income taxes receivable	574	271

Net cash provided by operating activities	1,289	6,817

Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(3,335)
Purchases of available-for-sale investments	(5,059)	(31,105)
Maturities of held-to-maturity investments	—	12,720
Maturities of available-for-sale investments	7,749	7,300
Purchases of property and equipment	(773)	(311)
Purchases of intangible assets	(260)	(102)

Net cash provided by (used in) investing activities	1,657	(14,833)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	97	456
Repurchases and retirement of common stock for restricted stock tax withholdings	(767)	(921)
Excess tax benefits (shortfalls) from stock-based awards	(3)	1,136
Purchases of treasury stock	—	(2,035)

Net cash used in financing activities	(673)	(1,364)

Net change in cash and cash equivalents	2,273	(9,380)
Cash and cash equivalents, beginning of period	57,831	46,944

Cash and cash equivalents, end of period	$60,104	$37,564

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at March 31, 2013, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013.

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

Acquisition of SRS Labs, Inc. and Phorus' Assets

        On July 20, 2012, the Company acquired SRS Labs, Inc. ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among the Company, DTS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member limited liability company and a wholly owned subsidiary of the Company ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company. For additional information, refer to Note 5, "Business Combination".

        On July 5, 2012, the Company acquired the assets of Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). For additional information, refer to Notes 3 and 8, "Fair Value Measurements" and "Commitments and Contingencies".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Cash and Investments

        Cash and investments, classified as available-for-sale, consist of the following:

	As of March 31, 2013	As of December 31, 2012
Cash and cash equivalents:
Cash	$15,662	$17,433
Money market accounts	44,442	40,398

Total cash and cash equivalents	$60,104	$57,831

Short-term investments:
U.S. government and agency securities	$5,082	$10,025
Certificates of deposit	3,940	4,189

Total short-term investments	$9,022	$14,214

Long-term investments:
U.S. government and agency securities	$7,502	$5,000

Total long-term investments	$7,502	$5,000

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

        The contractual maturities of investments at March 31, 2013 are as follows:

Due within one year	$9,022
Due after one year and through five years	7,502

Total investments	$16,524

        For additional information on investments classified as available-for-sale, refer to Note 3, "Fair Value Measurements."

Note 3—Fair Value Measurements

        The Company's investments classified as available-for-sale are required to be measured and recorded at fair value on a recurring basis. The contingent consideration related to the acquisition of assets from Phorus is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

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

        The initial fair value of contingent consideration was determined based on the valuation work of independent consultants, and it is subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus asset acquisition. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. The Company used the income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 15%. As of March 31, 2013, there have been no material changes to the fair value of contingent consideration or assumptions used since the acquisition of Phorus. For additional information, refer to Note 8, "Commitments and Contingencies".

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013
U.S. government and agency securities	$12,584	$—	$12,584	$—
Certificates of deposit	$3,940	$—	$3,940	$—
Contingent consideration(1)	$(7,500)	$—	$—	$(7,500)
As of December 31, 2012
Certificates of deposit	$4,189	$—	$4,189	$—
U.S. government and agency securities	$15,025	$—	$15,025	$—
Contingent consideration(2)	$(7,500)	$—	$—	$(7,500)

(1)
As of March 31, 2013, $1,500 and $6,000 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Fair Value Measurements (Continued)

(2)
As of December 31, 2012, $2,200 and $5,300 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

Note 4—Property and Equipment

        Property and equipment consist of the following:

	As of March 31, 2013	As of December 31, 2012
Land	$6,600	$6,600
Building and improvements	21,377	21,342
Machinery and equipment	4,792	4,629
Office furniture and fixtures	6,933	6,824
Leasehold improvements	4,440	4,030
Software	6,633	6,568

	50,775	49,993
Less: Accumulated depreciation	(18,039)	(16,668)

Property and equipment, net	$32,736	$33,325

Note 5—Business Combination

        The final allocation of the purchase price for the SRS acquisition is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The preliminary allocation

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

of the purchase price may have material adjustments when the valuations have been completed. The following table presents the preliminary purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$23,298
Short-term investments			8,529
Accounts receivable			7,310
Prepaid expenses and other current assets			1,325
Income taxes receivable			200
Property and equipment			1,027
Goodwill			44,524
Identifiable intangible assets:
Customer relationships	8	44,540
Developed technology	6	7,920
Trademarks/tradenames	5	2,810
IPR&D		1,180

Total identifiable intangible assets			56,450
Deferred tax assets			5,894
Long-term investments			249
Accounts payable			(476)
Accrued expenses			(2,279)
Deferred revenue			(506)
Deferred tax liabilities			(19,978)
Other long-term liabilities			(782)

Total purchase price			$124,785

        As of March 31, 2013, goodwill decreased $80 from December 31, 2012 due primarily to further analysis of accrued expenses.

        Licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable. Acquisition and integration related costs for the SRS acquisition included severance costs, legal fees, other professional fees and other administrative costs. The acquisition and integration

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Business Combination (Continued)

related costs for the SRS acquisition that have been included in the Company's consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2013	2012
Selling, general and administrative	$342	$459
Research and development	38	—

Total acquisition and integration related costs	$380	$459

Note 6—Goodwill

        The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2012	$51,314
Purchase price allocation adjustments, net(1)	(80)

Balance at March 31, 2013	$51,234

(1)
For additional information, refer to Note 5, "Business Combination".

Note 7—Long-term Debt

        In connection with the consummation of the Merger, the Company entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between the Company and Union Bank, N.A., together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides the Company with a $30,000 revolving line of credit (the "Revolver"), with a $5,000 sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. The Company may increase the Revolver by up to $20,000 subject to certain conditions. Proceeds from the Revolver were used to finance $30,000 of the cash portion of the Merger consideration.

        The Company's ability to borrow amounts under the Revolver is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that require the Company to maintain a (i) minimum rolling four quarter adjusted EBITDA of $32,000, (ii) maximum leverage ratio, defined as funded debt divided by adjusted EBITDA, not to exceed 1.50 to 1.00 and (iii) minimum liquidity amount of $30,000. In addition, the Loan Agreement contains covenants that restrict, among other things, the Company's ability to dispose of property, enter into mergers, acquisitions or other business combination transactions, grant liens, pay dividends and make certain other restricted payments. As of and for the three months ended March 31, 2013, the Company was in compliance with all loan covenants. However, subsequent to March 31, 2013, the Company determined it may not be in compliance with the minimum rolling four quarter adjusted EBITDA covenant as of June 30, 2013, the end of its second quarter. In the event of non-compliance, the Lenders have

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Long-term Debt (Continued)

committed to grant a waiver of this covenant, subject to the Company meeting a certain lesser amount of adjusted EBITDA, for the quarter ended June 30, 2013.

        If the Company fails to comply with the minimum rolling four quarter adjusted EBITDA covenant as of June 30, 2013 and does not obtain a waiver from the Lenders, the Company will be in default under the Loan Agreement and the Lenders could elect to accelerate repayment of a portion or all outstanding amounts under the Revolver, increase the applicable interest rate by two percent per annum or terminate commitments to make any additional advances thereunder. In addition, the Lenders would be entitled to proceed against the collateral securing the Revolver. If all outstanding amounts under the Revolver were to be accelerated, the Company may not have sufficient liquidity in the U.S. to repay all outstanding amounts under the Revolver in full.

        The Loan Agreement contains customary events of default. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. Accordingly, the Revolver has been classified as a long-term liability on the consolidated balance sheet, but if the Company fails to comply with the aforementioned debt covenant by June 30, 2013, the Revolver may be classified as a short-term liability.

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

        Pursuant to the Asset Purchase Agreement, the Company may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus acquisition. Contingent consideration of $3,000 could be due and payable at the end of both the first and second anniversaries, and $4,000 could be due and payable at the end of the third anniversary. The final six months of the three and a half year period allows for a catch-up of any unpaid contingent consideration. For additional information, refer to Note 3, "Fair Value Measurements".

        Under existing service arrangements, the Company may be obligated to pay up to $6,850 over the next three years if certain milestones are achieved.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Income Taxes

        For the three months ended March 31, 2013, the Company recorded an income tax provision of $2,324 on pre-tax income of $792, which resulted in an effective tax rate of 293% for the quarter. This effective tax rate differed from the U.S. statutory rate of 35% primarily due to the change in the valuation allowance for federal deferred taxes, non-creditable foreign withholding taxes, and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits.

        As of March 31, 2013, the Company recorded a valuation allowance for the full amount of its federal deferred tax asset, as realization of the deferred tax asset is deemed uncertain. As a result, the Company has not recognized any federal income tax benefit in its consolidated statement of operations for the three months ended March 31, 2013. Absent any tax planning strategies, the Company expects its overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance.

        As of March 31, 2013 and December 31, 2012, the Company's uncertain tax positions were $11,465 and $11,279, respectively, which were recorded in long-term deferred tax assets and other long-term liabilities. The net increase of $186 was primarily due to uncertain tax positions relating to the Company's transfer pricing with its foreign subsidiary, research and development tax credits, and California income apportionment methodology. The Company believes that it is reasonably possible that a decrease of up to $1,406 in unrecognized tax benefits related to certain adjustments may be necessary within a year due to a favorable settlement of an Internal Revenue Service ("IRS") audit issue for the taxable years 2003, 2005 and 2006. Any settlement would not impact the Company's effective tax rate due to the existence of the valuation allowance. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2013 and 2012, withholding taxes were $1,251 and $1,250, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended March 31,
	2013	2012
United States	$3,209	$4,246
International	29,519	22,639

Total revenue	$32,728	$26,885

        The following table sets forth net long-lived tangible assets by geographic area:

	As of March 31, 2013	As of December 31, 2012
United States	$30,286	$30,894
International	2,450	2,431

Total long-lived tangible assets, net	$32,736	$33,325

Note 11—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the treasury stock method. Due to the net loss for the three months ended March 31, 2013, all potential common shares were excluded from the diluted shares outstanding for this period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$(1,532)	$4,045

Weighted average common shares outstanding	18,218	16,465

Basic net income (loss) per common share	$(0.08)	$0.25

Diluted net income (loss) per common share:
Net income (loss)	$(1,532)	$4,045

Weighted average shares outstanding	18,218	16,465
Effect of dilutive securities:
Common stock options	—	387
Restricted stock	—	80
ESPP	—	1

Weighted average diluted shares outstanding	18,218	16,933

Diluted net income (loss) per common share	$(0.08)	$0.24

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,529	1,001

Note 12—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 2013, the Company has repurchased 809 shares of common stock under this authorization for an aggregate of $14,532.

        All shares repurchased under this authorization were accounted for as treasury stock.

Note 13—Related Party Transaction

        The Company leases the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. These offices are leased under two separate lease agreements that expire in April 2017, and rent expense for these offices was $88 for the three months ended March 31, 2013. The Company believes the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q and in other documents we file with the Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances.

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries, including, except as otherwise stated, SRS and its subsidiaries, which we acquired on July 20, 2012. References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. The financial results include SRS and Phorus from their respective dates of acquisition.

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q.

Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. Our audio solutions enable delivery and playback of clear, compelling high-definition audio which is incorporated by hundreds of licensee customers around the world into billions of consumer electronic devices, including audio/video receivers, soundbars, Blu-ray Disc players, DVD based products, PCs, automotive audio products, video game consoles, TVs, digital media players ("DMPs"), set-top-boxes ("STBs"), mobile phones, tablets and home theater systems.

        We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

        We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, copyrights, trademarks or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenues from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

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

  Acquisition of SRS Labs, Inc.

        On July 20, 2012, we acquired SRS pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among us, DTS Merger Sub, Inc., and our wholly owned subsidiary ("Merger Sub"), DTS LLC, a single member limited liability company and our wholly owned subsidiary ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as our wholly owned subsidiary (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and our wholly owned subsidiary. As used herein, "SRS" refers to SRS prior to the closing of the Merger and after the closing of the Merger, as the context requires.

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

  Acquisition of Phorus' Assets

        On July 5, 2012, we acquired substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated as of July 5, 2012 (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking.

        All discussions and amounts in Management's Discussion and Analysis include SRS and Phorus from their respective dates of acquisition.

Executive Summary

Financial Highlights

  •
  Revenues increased $5.8 million for the three months ended March 31, 2013, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $2.3 million for the three months ended March 31, 2013, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 246% for the three months ended March 31, 2013, compared to the same prior year period.

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

        We have signed agreements with a number of network-connected digital TV, digital media player, mobile phone, and tablet manufacturers to incorporate DTS audio solutions into their products. Additionally, in 2012, we joined forces with Deluxe Digital Distribution, to expand our presence in cloud-based content. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

        One of the largest challenges that we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether optical disc-based or streaming, which creates a substantial opportunity for our technologies to extend into network-connected products that may not have an optical disc drive. During the transition period, we expect that both optical disc based media and on-line entertainment formats will continue to thrive.

        Further, we currently face challenges regarding the impact of the ongoing global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to business combinations; revenue recognition; allowance for doubtful accounts; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Results of Operations

  Revenues

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended March 31,	$32,728	$26,885	$5,843	22%

        Revenues for the three months ended March 31, 2013, compared to the same prior year period, included a decrease of $2.3 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable.

        Excluding royalty recoveries, the increase in revenues was largely attributable to continued growth in royalties from network-connected markets. In dollar terms, these royalties were up 246% for the three months ended March 31, 2013, compared to the same prior year period. Also, these royalties comprised over 45% and 15% of revenues for the three months ended March 31, 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs. Partially offsetting the increase in network-connected markets was a decline in the Blu-ray market, which was largely the result of softness in consumer demand. Blu-ray related royalties comprised over 20% and 40% of revenues for the three months ended March 31, 2013 and 2012, respectively. In dollar terms, these royalties were down 27% for the three months ended March 31, 2013, compared to the same prior year period. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2013	%	2012	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended March 31,	$30,406	93%	$26,691	99%	(6)%

        Our gross profit percentage decreased primarily due to the additional amortization of intangibles from the SRS and Phorus acquisitions.

  Selling, General and Administrative ("SG&A")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended March 31,	$21,690	$15,283	$6,407	42%
% of Revenue	66%	57%

        The dollar increase in SG&A was primarily due to employee related costs, including our recent acquisitions of SRS and Phorus, and advertising and related activities for brand marketing and tradeshows.

        We expect dollars spent on SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended March 31,	$7,679	$4,510	$3,169	70%
% of Revenue	23%	17%

        The dollar increase in R&D was primarily due to employee related costs, including our recent acquisitions of SRS and Phorus, and consultant related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see growth in dollars spent through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended March 31,	$(245)	$(88)	$(157)	178%

        Interest and other income (expense), net, is lower because of interest expense associated with our debt incurred to partially fund our acquisition of SRS and the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency.

  Income Taxes

	2013	2012
	($ in thousands)
Three months ended March 31,	$2,324	$2,765
Effective tax rate	293%	41%

        Our effective quarterly tax rates are based in part upon projections of our annual results. These rates differed from the U.S. statutory rate of 35% primarily due to non-creditable foreign withholding taxes and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits. Our effective tax rate for the three months ended March 31, 2013 was also high due to the change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset is deemed uncertain. Absent any tax planning strategies or until we establish a pattern of continuing profitability in the U.S., we expect our overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance. Our effective tax rate for the three months ended March 31, 2012 was also higher than the U.S. statutory rate due to certain non-deductible transaction costs associated with the acquisition of SRS.

Liquidity and Capital Resources

        At March 31, 2013, we had cash, cash equivalents and short-term investments of $69.1 million, compared to $72.0 million at December 31, 2012. At March 31, 2013, $43.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, except for China, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $1.3 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively. Cash flows from operating activities consisted of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the three months ended March 31, 2013 and 2012, were largely impacted by income (loss) from operations, partially offset by certain non-cash items. The operating cash flows during the three months ended March 31, 2013 were also impacted by the timing of payments for certain liabilities. Further, under existing service arrangements, we may be obligated to pay up to $6.9 million over the next three years if certain milestones are achieved.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase investments such as bank certificates of deposit and municipal bonds. Net cash provided by investing activities totaled $1.7 million for the three months ended March 31, 2013. These cash flows were primarily impacted by investment maturities, partially offset by investment purchases. Net cash used in investing activities totaled $14.8 million for the three months ended March 31, 2012. These cash flows were primarily impacted by investment purchases, partially offset by investment maturities.

        Net cash used in financing activities totaled $0.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in financing activities for the three months ended March 31, 2013 was primarily the result of amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock. Net cash used in financing activities for the three months ended March 31, 2012 was primarily the result of treasury stock purchases and amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans and the related tax benefits.

  Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. As of and for the three months ended March 31, 2013, the Company was in compliance with all loan covenants.

        However, subsequent to March 31, 2013, we determined that we may not be in compliance with the minimum rolling four quarter adjusted EBITDA covenant as of June 30, 2013, the end of our second quarter. In the event of non-compliance, the Lenders have committed to grant a waiver of this covenant, subject to us meeting a certain lesser amount of adjusted EBITDA, for the quarter ended June 30, 2013.

        If we fail to comply with the minimum rolling four quarter adjusted EBITDA covenant as of June 30, 2013 and do not obtain a waiver from the Lenders, we will be in default under the Loan Agreement and the Lenders could elect to accelerate repayment of a portion or all outstanding amounts under the Revolver, increase the applicable interest rate by two percent per annum or terminate commitments to make any additional advances thereunder. In addition, the Lenders would be entitled to proceed against the collateral securing the Revolver. If all outstanding amounts under the Revolver were to be accelerated, we may not have sufficient liquidity in the U.S. to repay all outstanding amounts under the Revolver in full.

        For additional information relating to the Loan Agreement, refer to Note 7 of the consolidated financial statements, "Long-term Debt."

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. During the three months end March 31, 2013, we did not repurchase any of our common stock. As of March 31, 2013, we repurchased 0.8 million shares of common stock under this authorization for an aggregate of $14.5 million.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, as a result our acquisition of SRS, we entered into a credit facility during the third quarter of 2012 as noted above. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" and included elsewhere herein and in our other SEC filings, may cause us to repatriate cash or seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

  Contractual obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2012. As of March 31, 2013, our total amount of unrecognized tax benefits was $11.5 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. However, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by up to $1.4 million in the next twelve months as a result of certain adjustments that may be necessary due to a favorable settlement of an Internal Revenue Service audit matters for the taxable years 2003, 2005, and 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2013. The average maturity of our investment portfolio is less than one year. As of March 31, 2013, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes. As of March 31, 2013, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the three months ended March 31, 2013, we derived 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the three months ended March 31, 2013. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $5.7 million for the three months ended March 31, 2013. Based upon the expenses for the three months ended March 31, 2013, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2013, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income or loss.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the inadequate design of internal controls over the accounting for income taxes as further described below.

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls were not effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. As discussed in the Form 10-K, we implemented a remediation plan to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities. This remediation plan includes increased use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2013. The material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the three months ended March 31, 2013, 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  We have identified a material weakness in our internal control over financial reporting as of December 31, 2012, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

        Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. See Part I, Item 4—Controls and Procedures.

        In order to remediate the material weakness in our internal control over financial reporting, we implemented a plan to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities. This remediation plan includes increased use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision.

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

        The terms of our indebtedness include certain reporting and financial covenants, as well as other covenants, that, among other things, restrict our ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) incur guarantee obligations, (iv) prepay certain other indebtedness or amend other financing arrangements, (v) pay dividends, (vi) create liens on assets, (vii) enter into sale and leaseback transactions, (viii) make investments, loans or advances, (ix) make acquisitions, (x) engage in mergers or consolidations, (xi) change the business conducted and (xii) engage in certain transactions with affiliates. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in the lenders increasing the interest rate as of the date of default or accelerating the maturity of our indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and such acceleration would adversely affect our business and financial condition. In addition, the indebtedness under our credit facility is secured by a security interest in substantially all of our tangible and intangible assets and therefore, if we are unable to repay such indebtedness, the lenders could foreclose on these assets, which would adversely affect our ability to operate our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended March 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
January 1, 2013 through January 31, 2013	—	—		—	1,191,182
February 1, 2013 through February 28, 2013	38,641	$19.67		—	1,191,182
March 1, 2013 through March 31, 2013	386	$18.55		—	1,191,182

Total	39,027	$19.66	(3)	—	1,191,182

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

(3)
Represents weighted average price paid per share during the quarter ended March 31, 2013.

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

DTS, Inc.
Date: May 8, 2013	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 8, 2013	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number	Exhibit Title		Form	File No.	Date Filed
10.1*	Form of 2013 Executive Incentive Compensation Plan		10-K	000-50335-13698275	3/18/2013
10.2*	Employment Agreement, dated April 1, 2013, between DTS, Inc. and Kris M. Graves	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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