Form 10-Q
period 2013-06-30
DTS, INC.
filed 2013-08-14
CIK 1226308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

        As of August 8, 2013 a total of 18,250,740 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$67,893	$57,831
Short-term investments	3,786	14,214
Accounts receivable, net of allowance for doubtful accounts of $677 and $679 at June 30, 2013 and December 31, 2012, respectively	11,507	9,460
Deferred income taxes	1,356	1,998
Prepaid expenses and other current assets	4,216	4,875
Income taxes receivable	4,347	5,107

Total current assets	93,105	93,485
Property and equipment, net	31,996	33,325
Intangible assets, net	57,185	61,400
Goodwill	48,418	48,418
Deferred income taxes	2,457	605
Long-term investments	4,993	5,000
Other assets	5,057	4,826

Total assets	$243,211	$247,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,096	$2,796
Accrued expenses	8,641	15,861
Deferred revenue	8,357	7,659

Total current liabilities	20,094	26,316
Long-term debt	30,000	30,000
Other long-term liabilities	12,305	9,817
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2013 and December 31, 2012; 20,885 and 20,710 shares issued at June 30, 2013 and December 31, 2012, respectively; 18,251 and 18,208 shares outstanding at June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	219,920	213,787
Treasury stock, at cost—2,634 and 2,502 shares at June 30, 2013 and December 31, 2012, respectively	(62,602)	(59,848)
Accumulated other comprehensive income	725	659
Retained earnings	22,766	26,325

Total stockholders' equity	180,812	180,926

Total liabilities and stockholders' equity	$243,211	$247,059

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$27,188	$21,754	$59,916	$48,639
Cost of revenue	2,412	194	4,734	388

Gross profit	24,776	21,560	55,182	48,251
Operating expenses:
Selling, general and administrative	18,749	16,706	40,439	31,989
Research and development	7,842	4,780	15,521	9,290

Total operating expenses	26,591	21,486	55,960	41,279

Operating income (loss)	(1,815)	74	(778)	6,972
Interest and other income (expense), net	(174)	2	(419)	(86)

Income (loss) before provision for income taxes	(1,989)	76	(1,197)	6,886
Provision for income taxes	38	831	2,362	3,596

Net income (loss)	$(2,027)	$(755)	$(3,559)	$3,290

Net income (loss) per common share:
Basic	$(0.11)	$(0.05)	$(0.19)	$0.20

Diluted	$(0.11)	$(0.05)	$(0.19)	$0.19

Weighted average shares outstanding:
Basic	18,306	16,503	18,263	16,484

Diluted	18,306	16,503	18,263	16,938

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(2,027)	$(755)	$(3,559)	$3,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	41	4	67	43
Other	(2)	(1)	(1)	(3)

Total comprehensive income (loss)	$(1,988)	$(752)	$(3,493)	$3,330

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,559)	$3,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,758	2,714
Stock-based compensation charges	5,925	5,516
Deferred income taxes	(1,305)	(3,973)
Tax benefits (shortfalls) from stock-based awards	(391)	3,075
Excess (tax benefits) shortfalls from stock-based awards	24	(3,278)
Other	81	140
Changes in operating assets and liabilities:
Accounts receivable	(2,047)	1,074
Prepaid expenses and other assets	330	(121)
Accounts payable, accrued expenses and other liabilities	(4,629)	1,438
Deferred revenue	698	472
Income taxes receivable	760	292

Net cash provided by operating activities	3,645	10,639

Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(3,450)
Purchases of available-for-sale investments	(5,005)	(42,074)
Maturities of held-to-maturity investments	—	17,535
Maturities of available-for-sale investments	15,440	18,945
Purchases of property and equipment	(1,355)	(1,443)
Purchases of intangible assets	(484)	(180)

Net cash provided by (used in) investing activities	8,596	(10,667)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,403	1,375
Repurchases and retirement of common stock for restricted stock tax withholdings	(804)	(955)
Excess tax benefits (shortfalls) from stock-based awards	(24)	3,278
Purchases of treasury stock	(2,754)	(2,035)

Net cash provided by (used in) financing activities	(2,179)	1,663

Net change in cash and cash equivalents	10,062	1,635
Cash and cash equivalents, beginning of period	57,831	46,944

Cash and cash equivalents, end of period	$67,893	$48,579

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2013, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Acquisition of SRS Labs, Inc. and Phorus' Assets

        On July 20, 2012, the Company acquired SRS Labs, Inc. ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among the Company, DTS Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member limited liability company and a wholly owned subsidiary of the Company ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company. For additional information, refer to Note 6, "Business Combination".

        On July 5, 2012, the Company acquired the assets of Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). For additional information, refer to Notes 4 and 8, "Fair Value Measurements" and "Commitments and Contingencies".

        During the six months ended June 30, 2013, the Company applied measurement period adjustments retrospectively to the consolidated financial statements related to the acquisition of SRS. For additional information, refer to Note 6, "Business Combination".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Recent Accounting Pronouncement

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Note 3—Cash and Investments

        Cash and investments, classified as available-for-sale, consist of the following:

	As of June 30, 2013	As of December 31, 2012
Cash and cash equivalents:
Cash	$14,681	$17,433
Money market accounts	53,212	40,398

Total cash and cash equivalents	$67,893	$57,831

Short-term investments:
U.S. government and agency securities	$2,538	$10,025
Certificates of deposit	1,248	4,189

Total short-term investments	$3,786	$14,214

Long-term investments:
U.S. government and agency securities	$4,993	$5,000

Total long-term investments	$4,993	$5,000

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale or held-to-maturity for the periods presented within this quarterly report.

        The contractual maturities of investments at June 30, 2013 were as follows:

Due within one year	$3,786
Due after one year and through five years	4,993

Total investments	$8,779

        For additional information on investments classified as available-for-sale, refer to Note 4, "Fair Value Measurements".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements

        The Company's investments, classified as available-for-sale, are required to be measured and recorded at fair value on a recurring basis. The contingent consideration related to the acquisition of assets from Phorus is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

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

        The initial fair value of contingent consideration was determined based on the valuation work of independent consultants, and it is subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus asset acquisition. The Company used the income approach, which included an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 15%. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. As of June 30, 2013, there have been no material changes to the fair value of contingent consideration. For additional information, refer to Note 8, "Commitments and Contingencies".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Certificates of deposit	$1,248	$—	$1,248	$—
U.S. government and agency securities	$7,531	$—	$7,531	$—
Contingent consideration(1)	$(7,500)	$—	$—	$(7,500)
As of December 31, 2012
Certificates of deposit	$4,189	$—	$4,189	$—
U.S. government and agency securities	$15,025	$—	$15,025	$—
Contingent consideration(2)	$(7,500)	$—	$—	$(7,500)

(1)
As of June 30, 2013, this liability was classified in other long-term liabilities on the consolidated balance sheet.

(2)
As of December 31, 2012, $2,200 and $5,300 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of June 30, 2013	As of December 31, 2012
Land	$6,600	$6,600
Building and improvements	21,409	21,342
Machinery and equipment	4,917	4,629
Office furniture and fixtures	7,099	6,824
Leasehold improvements	4,689	4,030
Software	6,679	6,568

	51,393	49,993
Less: Accumulated depreciation	(19,397)	(16,668)

Property and equipment, net	$31,996	$33,325

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combination

        The Company completed the final allocation of the purchase price related to SRS in the second quarter of 2013. The following table presents the final purchase price allocation, as adjusted:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$23,298
Short-term investments			8,529
Accounts receivable			9,835
Prepaid expenses and other current assets			1,628
Income taxes receivable			200
Property and equipment			1,027
Goodwill			41,708
Identifiable intangible assets:
Customer relationships	8	44,540
Developed technology	6	7,920
Trademarks/tradenames	5	2,810
IPR&D		1,180

Total identifiable intangible assets			56,450
Deferred tax assets			5,882
Long-term investments			249
Accounts payable			(476)
Accrued expenses			(2,279)
Deferred revenue			(506)
Deferred tax liabilities			(19,978)
Other long-term liabilities			(782)

Total purchase price			$124,785

        During the six months ended June 30, 2013, the Company recognized adjustments to the fair value of certain assets acquired and liabilities assumed. The effect of these adjustments on the preliminary purchase price allocation was an increase in accounts receivable of $2,550, an increase in prepaid expenses and other current assets of $303, a decrease in goodwill of $2,896, a decrease in long-term deferred income taxes of $25, an increase in accounts payable of $25, and a decrease in accrued expenses of $93. The measurement period adjustments were retrospectively applied to the consolidated financial statements.

        Licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable. Acquisition and integration related costs for the SRS acquisition included severance costs, legal fees, other professional fees and other administrative costs. The acquisition and integration

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combination (Continued)

related costs for the SRS acquisition that have been included in the Company's consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative	$47	$2,252	$389	$2,711
Research and development	—	12	38	12

Total acquisition and integration related costs	$47	$2,264	$427	$2,723

Note 7—Intangibles

        The following table summarizes amortization of intangibles included in the Company's consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue(1)	$2,235	$181	$4,438	$363
Operating expenses	264	93	514	177

Total amortization of intangible assets	$2,499	$274	$4,952	$540

(1)
Includes amortization of $137 and $266 for the three and six months ended June 30, 2013, respectively, associated with certain service arrangements classified as other assets on the consolidated balance sheets.

        The following table summarizes the weighted average lives and the carrying values of the Company's acquired intangible and other intangible assets by category:

		As of June 30, 2013			As of December 31, 2012
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$19,067	$(6,964)	$12,103	$17,918	$(5,651)	$12,267
Customer relationships	8	45,590	(5,933)	39,657	45,590	(3,074)	42,516
Non-compete	2	540	(266)	274	540	(131)	409
Tradename	5	3,000	(721)	2,279	3,000	(440)	2,560
Patents	5	2,567	(855)	1,712	2,170	(779)	1,391
Trademarks	10	703	(273)	430	598	(251)	347

Total amortizable intangible assets		71,467	(15,012)	56,455	69,816	(10,326)	59,490
IPR&D		730	—	730	1,910	—	1,910

Total intangible assets		$72,197	$(15,012)	$57,185	$71,726	$(10,326)	$61,400

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Intangibles (Continued)

        The Company expects the future amortization of intangible assets held at June 30, 2013 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2013 (remaining 6 months)	$4,866
2014	9,726
2015	9,569
2016	8,866
2017	8,162
2018 and thereafter	15,266

Total	$56,455

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

        Pursuant to the Asset Purchase Agreement, the Company may be required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus acquisition. Contingent consideration of $3,000 could be due and payable at the end of the second anniversary, and $4,000 could be due and payable at the end of the third anniversary. The final six months of the three and a half year period allows for a catch-up of any unpaid contingent consideration. For additional information, refer to Note 4, "Fair Value Measurements".

        Under existing service arrangements, the Company may be obligated to pay up to $8,095 over the next three years if certain milestones are achieved.

Note 9—Income Taxes

        For the three months ended June 30, 2013, the Company recorded an income tax provision of $38 on pre-tax loss of $1,989. For the six months ended June 30, 2013, the Company recorded an income tax provision of $2,362 on pre-tax loss of $1,197, which resulted in an effective tax rate of (197)%. This

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Income Taxes (Continued)

effective tax rate differed from the U.S. statutory rate of 35% primarily due to the change in the valuation allowance for federal deferred taxes, non-creditable foreign withholding taxes, and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits.

        As of June 30, 2013, the Company recorded a valuation allowance for the full amount of its federal deferred tax asset, as realization of the deferred tax asset is deemed uncertain. As a result, the Company has not recognized any federal income tax benefit in its consolidated statement of operations for the six months ended June 30, 2013. Absent any tax planning strategies, the Company expects its overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance.

        As of June 30, 2013 and December 31, 2012, the Company's uncertain tax positions were $11,636 and $11,279, respectively, which were recorded in long-term deferred tax assets and other long-term liabilities. The net increase of $357 was primarily due to uncertain tax positions relating to the Company's transfer pricing with one of its foreign subsidiaries, research and development tax credits, and California income apportionment methodology. The Company believes that it is reasonably possible that a decrease of up to $1,406 in unrecognized tax benefits related to certain adjustments may be necessary within a year due to a favorable settlement of an Internal Revenue Service ("IRS") audit issue for the taxable years 2003, 2005 and 2006. Any settlement would not impact the Company's effective tax rate due to the existence of the valuation allowance. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The IRS is examining the Company's 2007 and 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board ("FTB") is conducting a state tax examination for the years 2004 to 2005 and 2009 to 2010. The Company disagrees with and has protested certain adjustments proposed by the IRS and FTB, and thus, has filed separate appeals.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2013 and 2012, withholding taxes were $1,139 and $1,001, respectively. For the six months ended June 30, 2013 and 2012, withholding taxes were $2,389 and $2,251, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
United States	$2,722	$1,991	$5,931	$6,237
International	24,466	19,763	53,985	42,402

Total revenue	$27,188	$21,754	$59,916	$48,639

        The following table sets forth net long-lived tangible assets by geographic area:

	As of June 30, 2013	As of December 31, 2012
United States	$29,492	$30,894
International	2,504	2,431

Total long-lived tangible assets, net	$31,996	$33,325

Note 11—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the treasury stock method. Due to the net loss for the three and six months ended June 30, 2013, all potential common shares were excluded from the diluted shares outstanding for these periods. Due to the net loss for the three months ended June 30, 2012, all potential common shares were excluded from the diluted shares outstanding for this period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$(2,027)	$(755)	$(3,559)	$3,290

Weighted average common shares outstanding	18,306	16,503	18,263	16,484

Basic net income (loss) per common share	$(0.11)	$(0.05)	$(0.19)	$0.20

Diluted net income (loss) per common share:
Net income (loss)	$(2,027)	$(755)	$(3,559)	$3,290

Weighted average shares outstanding	18,306	16,503	18,263	16,484
Effect of dilutive securities:
Common stock options	—	—	—	386
Restricted stock	—	—	—	67
ESPP	—	—	—	1

Weighted average diluted shares outstanding	18,306	16,503	18,263	16,938

Diluted net income (loss) per common share	$(0.11)	$(0.05)	$(0.19)	$0.19

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,776	3,201	3,653	1,193

Note 12—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of June 30, 2013, the Company had repurchased 942 shares of common stock under this authorization for an aggregate of $17,285. All shares repurchased under this authorization were accounted for as treasury stock.

Note 13—Related Party Transaction

        The Company leases the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. These offices are leased under two separate lease agreements that expire in April 2017, and rent expense for these offices was $88 and $176 for the three and six months ended June 30, 2013, respectively. The Company believes the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions.

        On July 18, 2013, Mr. Yuen resigned from the Board of Directors due to personal reasons. There was no disagreement between Mr. Yuen and the Company relative to his resignation.

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

        SRS is an industry leader in audio signal processing for consumer electronics across the four screens: TVs, PCs, mobile phones and automotive entertainment systems. SRS holds approximately 150 worldwide registered and pending patents and is recognized by the industry as an authority in research and application of audio post processing technologies based on the human auditory principles. Through partnerships with leading global consumer electronics companies, semiconductor manufacturers, software developers, and content aggregators, SRS is recognized as a leader in audio enhancement, surround sound, volume leveling, audio streaming and voice processing technologies. We plan to leverage SRS' relationships, technologies and accomplishments to accelerate the growth of our business.

  Acquisition of Phorus' Assets

        On July 5, 2012, we acquired substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain milestones. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking.

        All discussions and amounts in Management's Discussion and Analysis include SRS and Phorus from their respective dates of acquisition.

Executive Summary

Financial Highlights

  •
  Revenues increased $5.4 million for the three months ended June 30, 2013, compared to the same prior year period. Revenues increased $11.3 million for the six months ended June 30, 2013, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities decreased $0.1 million for the three months ended June 30, 2013, compared to the same prior year period. Royalty recoveries decreased $2.4 million for the six months ended June 30, 2013, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 100% and 158% for the three and six months ended June 30, 2013, respectively, compared to the same prior year periods.

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

        We have signed agreements with a number of network-connected digital TV, DMP, mobile phone, and tablet manufacturers to incorporate DTS audio solutions into their products. In 2012, we joined forces with Deluxe Digital Distribution to expand our presence in cloud-based content. In the second quarter of 2013, we announced that Rovi-enabled digital video entertainment storefronts, beginning with Best Buy's CinemaNow, are pairing their movie and TV show libraries with powerful DTS-HD surround sound. Recently, in July 2013, our DTS-HD codec was selected by Paramount Pictures as a surround sound format for the release of its content in the UltraVioletTM Common File Format, which will further expand our presence in cloud-based content. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to business combinations; revenue recognition; allowance for doubtful accounts; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Results of Operations

  Revenues

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended June 30,	$27,188	$21,754	$5,434	25%
Six months ended June 30,	$59,916	$48,639	$11,277	23%

        Revenues for the three months ended June 30, 2013, compared to the same prior year period, included a decrease of $0.1 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the six months ended June 30, 2013, compared to the same prior year period, included a decrease of $2.4 million in royalty recoveries. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        We have started integrating the licensing agreements acquired with SRS with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable.

        Excluding royalty recoveries, the increase in revenues for the three months ended June 30, 2013, compared to the same prior year period, was largely attributable to continued growth in royalties from network-connected markets. In dollar terms, these royalties were up 100% for the three months ended June 30, 2013, compared to the same prior year period. Also, these royalties comprised over 45% and 30% of revenues for the three months ended June 30, 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs. Partially offsetting the increase in network-connected markets was a decline in DVD related royalties and Blu-ray markets. DVD related royalties continued to decline as Blu-ray and network-connected devices become more mainstream. DVD related royalties comprised over 10% and 20% of revenues for the three months ended June 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 19% for the three months ended June 30, 2013, compared to the same prior year period. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand. Blu-ray related royalties comprised over 15% and 25% of revenues for the three months ended June 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 10% for the three months ended June 30, 2013, compared to the same prior year period. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

        Excluding royalty recoveries, the increase in revenues for the six months ended June 30, 2013, compared to the same prior year period, was largely attributable to continued growth in royalties from network-connected markets. In dollar terms, these royalties were up 158% for the six months ended June 30, 2013, compared to the same prior year period. Also, these royalties comprised over 45% and 20% of revenues for the six months ended June 30, 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs. Partially offsetting the increase in network-connected markets was a decline in the Blu-ray markets and DVD related royalties. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand. Blu-ray related royalties comprised over 20% and 30% of revenues for the six months ended June 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 21% for the six months ended June 30, 2013, compared to the same prior year period. DVD related royalties continued to decline as Blu-ray and network-connected devices become more mainstream. DVD related royalties comprised over 10% and 20% of revenues for the six months ended June 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 17% for the six months ended June 30, 2013, compared to the same prior year period.

  Gross Profit

	2013	%	2012	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended June 30,	$24,776	91%	$21,560	99%	(8)%
Six months ended June 30,	$55,182	92%	$48,251	99%	(7)%

        Our gross profit percentage for both periods decreased primarily due to the additional amortization of intangibles from our SRS and Phorus acquisitions.

  Selling, General and Administrative ("SG&A")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended June 30,	$18,749	$16,706	$2,043	12%
% of Revenue	69%	77%
Six months ended June 30,	$40,439	$31,989	$8,450	26%
% of Revenue	67%	66%

        The dollar increase in SG&A for both periods was primarily due to employee related costs, including our recent acquisitions of SRS and Phorus, and advertising and related activities for brand marketing and tradeshows. These increases were partially offset by decreased professional services costs due to the winding down of costs associated with our acquisition of SRS.

        We expect dollars spent on SG&A expenses to continue to increase, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended June 30,	$7,842	$4,780	$3,062	64%
% of Revenue	29%	22%
Six months ended June 30,	$15,521	$9,290	$6,231	67%
% of Revenue	26%	19%

        The dollar increase in R&D for both periods was primarily due to employee related costs, including our recent acquisitions of SRS and Phorus, and consultant related expenses to support our growth and our investments in new technologies.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see growth in dollars spent through the remainder of the year.

  Interest and Other Income (Expense), Net

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended June 30,	$(174)	$2	$(176)	(8800)%
Six months ended June 30,	$(419)	$(86)	$(333)	(387)%

        Interest and other income (expense), net, decreased for both periods primarily due to interest expense associated with our debt incurred to partially fund our acquisition of SRS and the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency.

  Income Taxes

	2013	2012
	($ in thousands)
Three months ended June 30,	$38	$831
Effective tax rate	(2)%	1093%
Six months ended June 30,	$2,362	$3,596
Effective tax rate	(197)%	52%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. These rates differed from the U.S. statutory rate of 35% primarily due to non-creditable foreign withholding taxes and reserves for U.S. federal and state tax audits, partially offset by state research and development tax credits. Our effective tax rate for the six months ended June 30, 2013 was also high due to the change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset is deemed uncertain. Absent any tax planning strategies or until we establish a pattern of continuing profitability in the U.S., we expect our overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance. Our effective tax rate for the six months ended June 30, 2012 was also higher than the U.S. statutory rate due to certain non-deductible transaction costs associated with the acquisition of SRS.

Liquidity and Capital Resources

        At June 30, 2013, we had cash, cash equivalents and short-term investments of $71.7 million, compared to $72.0 million at December 31, 2012. At June 30, 2013, $44.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, except for China, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $3.6 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively. Cash flows from operating activities consisted of net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the six months ended June 30, 2013 and 2012 were largely impacted by income (loss) from operations, partially offset by certain non-cash items. The operating cash flows during the six months ended June 30, 2013 were also impacted by the timing of payments for certain liabilities. Further, under existing service arrangements, we may be obligated to pay up to $8.1 million over the next three years if certain milestones are achieved.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase investments such as bank certificates of deposit and municipal bonds. Net cash provided by investing activities totaled $8.6 million for the six months ended June 30, 2013. These cash flows resulted primarily from investment maturities, partially offset by investment purchases. Net cash used in investing activities totaled $10.7 million for the six months ended June 30, 2012. These cash flows resulted primarily from investment purchases, partially offset by investment maturities.

        Net cash used in financing activities totaled $2.2 million for the six months ended June 30, 2013. These cash flows were primarily the result of treasury stock purchases and amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock. Net cash provided by financing activities totaled $1.7 million for the six months ended June 30, 2012, which resulted primarily from the proceeds from the issuance of common stock under stock-based compensation plans, including the related tax benefits, partially offset by purchases of treasury stock.

  Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time. The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. As of June 30, 2013, $30.0 million was outstanding under the Revolver. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. As of and for the three months ended June 30, 2013, the Company was in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. During the six months ended June 30, 2013, we repurchased 0.1 million shares of common stock under this authorization for an aggregate of $2.8 million. As of June 30, 2013, we had repurchased 0.9 million shares of common stock under this authorization for an aggregate of $17.3 million.

  Contingent Consideration

        Pursuant to the Asset Purchase Agreement, we may be required to pay up to an additional $10.0 million in consideration for the Phorus business subject to the achievement of certain milestones. For additional information, refer to Note 8, "Commitments and Contingencies".

  Contractual obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2012. As of June 30, 2013, our total amount of unrecognized tax benefits was $11.6 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. However, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by up to $1.4 million in the next twelve months as a result of certain adjustments that may be necessary due to a favorable settlement of Internal Revenue Service audit matters for the taxable years 2003, 2005, and 2006.

        We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, as a result of our acquisition of SRS, we entered into a credit facility during the third quarter of 2012 as noted above. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies, stock repurchases or other events, including those described in "Risk Factors" and included elsewhere herein and in our other SEC filings, may cause us to repatriate cash or seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

        Refer to Note 2 of the consolidated financial statements, "Recent Accounting Pronouncement".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2013. The average maturity of our investment portfolio is less than one year. As of June 30, 2013, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes. As of June 30, 2013, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the six months ended June 30, 2013, we derived 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 6% of total revenues during the six months ended June 30, 2013. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $11.7 million for the six months ended June 30, 2013. Based upon the expenses for the six months ended June 30, 2013, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2013, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technologies and trademarks.

        We are not currently a party to any material legal proceedings. We may, however, become subject to various claims and legal actions from time to time in the ordinary course of our business.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012, as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the period ended March 31, 2013.

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

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service ("IRS") is examining our federal income tax returns, and we have filed a protest related to certain adjustments made by the IRS for the taxable years 2003, 2005 and 2006. The State of California is examining our corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flow.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2013, 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 1, 2013 through April 30, 2013	—	—		—	1,191,182
May 1, 2013 through May 31, 2013	1,916	$19.78		—	1,191,182
June 1, 2013 through June 30, 2013	132,801	$20.73		132,801	1,058,381

Total	134,717	$20.72	(3)	132,801	1,058,381

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

(3)
Represents weighted average price paid per share during the quarter ended June 30, 2013.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        Refer to the "Exhibit Index" immediately following the signature page, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: August 14, 2013	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2013	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Composite Bylaws		10-K	000-50335-13698275	3/18/2013
10.1*	Employment Agreement, dated April 1, 2013, between DTS, Inc. and Kris M. Graves		10-Q	000-50335-13824975	5/8/2013
10.2*	DTS, Inc. 2013 Employee Stock Purchase Plan, as amended and restated November 13, 2012		DEF 14A	000-50335-13778729	4/24/2013
10.3*	DTS Inc. 2013 Foreign Subsidiary Employee Stock Purchase Plan, as amended and restated November 13, 2012		DEF 14A	000-50335-13778729	4/24/2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Taxonomy Extension Schema Document	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF**	XBRL Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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