Form 10-Q
period 2013-09-30
DTS, INC.
filed 2013-11-06
CIK 1226308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

         As of October 31, 2013 a total of 17,984,504 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of September 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,586	$57,831
Short-term investments	2,542	14,214
Accounts receivable, net of allowance for doubtful accounts of $1,061 and $679 at September 30, 2013 and December 31, 2012, respectively	6,916	9,460
Deferred income taxes	1,395	1,998
Prepaid expenses and other current assets	4,282	4,875
Income taxes receivable	3,113	5,107

Total current assets	91,834	93,485
Property and equipment, net	31,009	33,325
Intangible assets, net	52,296	61,400
Goodwill	48,418	48,418
Deferred income taxes	4,320	605
Long-term investments	5,002	5,000
Other assets	4,824	4,826

Total assets	$237,703	$247,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,905	$2,796
Accrued expenses	9,947	15,861
Deferred revenue	9,217	7,659

Total current liabilities	22,069	26,316
Long-term debt	30,000	30,000
Other long-term liabilities	5,604	9,817
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2013 and December 31, 2012; 20,897 and 20,710 shares issued at September 30, 2013 and December 31, 2012, respectively; 17,985 and 18,208 shares outstanding at September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	222,796	213,787
Treasury stock, at cost—2,912 and 2,502 shares at September 30, 2013 and December 31, 2012, respectively	(68,266)	(59,848)
Accumulated other comprehensive income	743	659
Retained earnings	24,754	26,325

Total stockholders' equity	180,030	180,926

Total liabilities and stockholders' equity	$237,703	$247,059

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$28,159	$22,235	$88,075	$70,874
Cost of revenue	2,433	2,105	7,167	2,493

Gross profit	25,726	20,130	80,908	68,381
Operating expenses:
Selling, general and administrative	18,784	25,322	59,223	57,311
Research and development	7,490	7,625	23,011	16,915
Change in fair value of contingent consideration	(5,300)	—	(5,300)	—
Impairment of intangible assets	2,820	—	2,820	—

Total operating expenses	23,794	32,947	79,754	74,226

Operating income (loss)	1,932	(12,817)	1,154	(5,845)
Interest and other income (expense), net	(27)	19	(446)	(67)

Income (loss) before provision for income taxes	1,905	(12,798)	708	(5,912)
Provision (benefit) for income taxes	(83)	6,288	2,279	9,884

Net income (loss)	$1,988	$(19,086)	$(1,571)	$(15,796)

Net income (loss) per common share:
Basic	$0.11	$(1.04)	$(0.09)	$(0.92)

Diluted	$0.11	$(1.04)	$(0.09)	$(0.92)

Weighted average shares outstanding:
Basic	18,191	18,329	18,239	17,104

Diluted	18,445	18,329	18,239	17,104

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,988	$(19,086)	$(1,571)	$(15,796)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17	(16)	84	27
Other	1	12	—	9

Total comprehensive income (loss)	$2,006	$(19,090)	$(1,487)	$(15,760)

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,571)	$(15,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,710	6,292
Stock-based compensation charges	8,774	8,358
Deferred income taxes	(3,241)	3,185
Tax benefits (shortfalls) from stock-based awards	(333)	108
Excess tax benefits from stock-based awards	(48)	(312)
Change in fair value of contingent consideration	(5,300)	—
Impairment of intangible assets	2,820	—
Other	562	381
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,544	6,366
Prepaid expenses and other assets	170	(325)
Accounts payable, accrued expenses and other liabilities	(4,614)	6,301
Deferred revenue	1,558	2,390
Income taxes receivable	1,994	349

Net cash provided by operating activities	15,025	17,297

Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(3,450)
Purchases of available-for-sale investments	(5,014)	(42,074)
Maturities of held-to-maturity investments	—	20,120
Maturities of available-for-sale investments	16,684	22,092
Sales of held-to-maturity investments	—	9,109
Sales of available-for-sale investments	—	24,760
Cash paid for business acquisitions, net	—	(59,616)
Purchases of property and equipment	(2,322)	(2,813)
Purchases of intangible assets	(816)	(422)

Net cash provided by (used in) investing activities	8,532	(32,294)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,472	1,411
Repurchases and retirement of common stock for restricted stock tax withholdings	(904)	(966)
Excess tax benefits from stock-based awards	48	312
Proceeds from long-term borrowings	—	30,000
Purchases of treasury stock	(8,418)	(5,881)

Net cash provided by (used in) financing activities	(7,802)	24,876

Net change in cash and cash equivalents	15,755	9,879
Cash and cash equivalents, beginning of period	57,831	46,944

Cash and cash equivalents, end of period	$73,586	$56,823

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2013, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013.

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

Acquisition of SRS Labs, Inc. and Phorus' Assets

        On July 20, 2012, the Company acquired SRS Labs, Inc. ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012. During 2013, the Company retrospectively applied measurement period adjustments to the consolidated financial statements. For additional information, refer to Note 6, "Business Combination".

        On July 5, 2012, the Company acquired the assets of Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). For additional information, refer to Notes 4 and 8, "Fair Value Measurements" and "Commitments and Contingencies", respectively.

Note 2—Significant Accounting Policies

  Goodwill and Other Intangibles

        The Company operates in one reportable and operating segment, but evaluates goodwill for impairment at the reporting unit level. Reporting units are identified based on the current organizational structure, availability of discrete financial information, and economic similarity of components under the Company's operating segment. During the annual strategic planning process in the third quarter of 2013, the Company changed the business model relating to Phorus resulting in the identification of the Phorus business as a separate reporting unit from the rest of the Company for the purpose of testing goodwill for impairment. Goodwill has been reassigned to each reporting unit using the relative fair value approach.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

        The Company evaluates the carrying value of goodwill and non-amortizing intangibles for impairment on an annual basis on October 31 of each year, or more frequently if events or circumstances indicate that the goodwill and intangibles might be impaired. As a result of revised forecasts developed during the Company's annual strategic planning process in the third quarter of 2013 and lower than expected historical results, the Company concluded that there were indications of potential impairment of the goodwill and non-amortizing intangibles attributable to the Phorus reporting unit during the third quarter of 2013. Therefore, the Company performed an interim impairment test on the Phorus reporting unit.

        Impairment of non-amortizing intangibles is tested by estimating the fair value of the assets, and an impairment charge would be recorded to the extent that the carrying amount of such assets exceeds the estimated fair value. Evaluation of the recoverability of goodwill includes valuation of the underlying reporting unit using fair value techniques, which may include both income and market approaches. If the carrying value of the assets and liabilities, including goodwill, exceeds the estimated fair value of the reporting unit, the Company would record an impairment charge in an amount equal to the excess of the carrying value over the estimated fair value of the goodwill. Goodwill impairment is measured subsequent to the completion of any impairment of all other intangible and long-lived assets associated with the reporting unit.

        The Company's definite-lived intangibles principally consist of customer relationships, acquired technology and developed patents and trademarks, which are being amortized over their respective estimated useful lives. The Company reviews such assets for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or projected future operating results; significant changes in the strategy of the overall business; and significant negative industry or economic trends. Recoverability of an intangible is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Due to the aforementioned revised forecasts and lower than expected historical results, the Company tested definite-lived intangibles associated with the Phorus reporting unit for impairment in conjunction with the tests of potential impairment for goodwill and non-amortizing intangibles.

        If the Company is unable to finalize the results of impairment tests prior to the issuance of the financial statements and an impairment loss is probable and can be reasonably estimated, the Company recognizes its best estimate of the loss in the current period financial statements and discloses that the amount is an estimate. The Company would then recognize any adjustments to that estimate in subsequent reporting periods, once the results of the impairment tests have been finalized.

        For additional information refer to Note 7, "Goodwill and Intangibles".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

  Recent Accounting Pronouncement

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

Note 3—Cash and Investments

        Cash and investments, classified as available-for-sale, consist of the following:

	As of September 30, 2013	As of December 31, 2012
Cash and cash equivalents:
Cash	$16,716	$17,433
Money market accounts	56,870	40,398

Total cash and cash equivalents	$73,586	$57,831

Short-term investments:
U.S. government and agency securities	$2,542	$10,025
Certificates of deposit	—	4,189

Total short-term investments	$2,542	$14,214

Long-term investments:
U.S. government and agency securities	$5,002	$5,000

Total long-term investments	$5,002	$5,000

        The Company had no material gross realized or unrealized holding gains or losses from its investments in securities classified as available-for-sale for the periods presented.

        The contractual maturities of investments at September 30, 2013 were as follows:

Due within one year	$2,542
Due after one year and through five years	5,002

Total investments	$7,544

        For additional information on investments classified as available-for-sale, refer to Note 4, "Fair Value Measurements".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements

        The Company's investments, classified as available-for-sale, are measured and recorded at fair value on a recurring basis. The contingent consideration related to the acquisition of assets from Phorus is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made.

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

        The initial fair value of contingent consideration was determined at the date of acquisition, and it is subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus asset acquisition. The Company used the income approach, which included an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 15%. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates, or remittance of payments. Any change in the fair value of contingent consideration is recognized as income or expense within operating income (loss). As of September 30, 2013, the Company measured the fair value of the contingent consideration using the income approach, based on an updated analysis of cash flows in a non-risk neutral scenario, which utilized an updated discount rate of 30% due to historical results and revised projections. As a result of revised forecasts and the other assumptions noted, the Company estimated the fair value of the contingent consideration at $2,200 as of September 30, 2013, and recognized a gain of $5,300 in the consolidated statements of operations. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 8, "Commitments and Contingencies".

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
U.S. government and agency securities	$7,544	$—	$7,544	$—
Contingent consideration(1)	$(2,200)	$—	$—	$(2,200)
As of December 31, 2012
Certificates of deposit	$4,189	$—	$4,189	$—
U.S. government and agency securities	$15,025	$—	$15,025	$—
Contingent consideration(2)	$(7,500)	$—	$—	$(7,500)

(1)
As of September 30, 2013, this liability was classified in other long-term liabilities on the consolidated balance sheet. For additional information, refer to Note 8, "Commitments and Contingencies".

(2)
As of December 31, 2012, $2,200 and $5,300 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

        The following table summarizes the changes in the fair value of assets and liabilities measured on a recurring basis that used significant unobservable inputs (Level 3):

Balance at December 31, 2012	$(7,500)
Change in fair value of contingent consideration(1)	5,300

Balance at September 30, 2013	$(2,200)

(1)
This change is reflected within operating expenses in the consolidated statements of operations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of September 30, 2013	As of December 31, 2012
Land	$6,600	$6,600
Building and improvements	21,433	21,342
Machinery and equipment	5,095	4,629
Office furniture and fixtures	7,454	6,824
Leasehold improvements	4,327	4,030
Software	6,679	6,568

	51,588	49,993
Less: Accumulated depreciation	(20,579)	(16,668)

Property and equipment, net	$31,009	$33,325

Note 6—Business Combination

        The Company completed the final allocation of the purchase price related to SRS in the second quarter of 2013. The following table presents the final purchase price allocation, as adjusted:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			23,298
Short-term investments			8,529
Accounts receivable			9,835
Prepaid expenses and other current assets			1,628
Income taxes receivable			200
Property and equipment			1,027
Goodwill			41,708
Identifiable intangible assets:
Customer relationships	8	44,540
Developed technology	6	7,920
Trademarks/tradenames	5	2,810
IPR&D		1,180

Total identifiable intangible assets			56,450
Deferred tax assets			5,882
Long-term investments			249
Accounts payable			(476)
Accrued expenses			(2,279)
Deferred revenue			(506)
Deferred tax liabilities			(19,978)
Other long-term liabilities			(782)

Total purchase price			$124,785

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Business Combination (Continued)

        During 2013, the Company retrospectively applied measurement period adjustments to the consolidated financial statements for the fair value of certain assets acquired and liabilities assumed. The effect of these adjustments on the preliminary purchase price allocation was an increase in accounts receivable of $2,550, an increase in prepaid expenses and other current assets of $303, a decrease in goodwill of $2,896, a decrease in long-term deferred income taxes of $25, an increase in accounts payable of $25, and a decrease in accrued expenses of $93.

        Licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable. Acquisition and integration related costs for the SRS acquisition included severance costs, legal fees, other professional fees and other administrative costs. The acquisition and integration related costs for the SRS acquisition that have been included in the Company's consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative	$1,131	$7,153	$1,520	$9,864
Research and development	—	882	38	894

Total acquisition and integration related costs	$1,131	$8,035	$1,558	$10,758

Note 7—Goodwill and Intangibles

        Due to revised forecasts developed during our annual strategic planning process in the third quarter of 2013 and lower than expected historical results, the Company tested definite-lived intangibles associated with the Phorus reporting unit for impairment as of September 30, 2013. For additional information refer to Note 2, "Significant Accounting Policies". The Company used a discounted cash flow method to estimate the fair value of the definite-lived intangibles and recognized an impairment charge for the amount that the carrying amount exceeded the fair value of such assets. Based on preliminary test results, the Company recorded a provisional impairment loss of $2,460 within operating expenses in the consolidated statements of operations, consisting of $2,304 and $156 in write-downs of existing technology and non-compete agreements, respectively. The Company does not expect material changes in these provisional amounts once the tests are finalized in the fourth quarter of 2013.

        The Company also conducted an interim impairment test of goodwill and non-amortizing intangibles associated with the Phorus reporting unit as of September 30, 2013. For additional information refer to Note 2, "Significant Accounting Policies". The Company used a discounted cash flow method to estimate the fair value of the non-amortizing intangibles and recognized an impairment charge for the amount that the carrying amount of the assets exceeded the fair value of such assets. Based on preliminary test results, the Company recorded a provisional impairment charge for in-process research and development ("IPR&D") of $360 within operating expenses in the consolidated statements of operations. The Company does not expect material changes in this provisional amount once the tests are finalized in the fourth quarter of 2013.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Intangibles (Continued)

        The Company completed the aforementioned impairment tests of both definite-lived and non-amortizing intangibles, and reflected such impairment charges in the carrying amount of the Phorus reporting unit, for the purposes of the goodwill impairment test. An impairment loss would be recognized to the extent that the carrying value of goodwill associated with the Phorus reporting unit exceeded the estimated fair value. The Company estimated the fair value of the goodwill as the difference between the estimated fair value of the reporting unit and the estimated fair values of the individual assets and liabilities. The Company estimated the fair value of the reporting unit using both the income and market approaches, including a discounted cash flow method. Based on preliminary test results, the Company estimated that as of September 30, 2013, the carrying value of the goodwill associated with the Phorus reporting unit did not exceed the estimated fair value. As such, the Company does not believe that impairment of goodwill is probable and accordingly has not recognized an impairment charge as of September 30, 2013. The Company does not expect material changes in this determination once the tests are finalized in the fourth quarter of 2013.

        The following table summarizes the Company's acquired intangible and other intangible assets by category:

		As of September 30, 2013			As of December 31, 2012
	Weighted Average Life (Years)
		Gross Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$16,763	$(7,643)	$9,120	$17,918	$(5,651)	$12,267
Customer relationships	8	45,590	(7,364)	38,226	45,590	(3,074)	42,516
Non-compete	2	384	(334)	50	540	(131)	409
Tradename	5	3,000	(861)	2,139	3,000	(440)	2,560
Patents	5	2,885	(906)	1,979	2,170	(779)	1,391
Trademarks	10	698	(286)	412	598	(251)	347

Total amortizable intangible assets		69,320	(17,394)	51,926	69,816	(10,326)	59,490
IPR&D		370	—	370	1,910	—	1,910

Total intangible assets		$69,690	$(17,394)	$52,296	$71,726	$(10,326)	$61,400

(1)
Includes write-downs of $2,304 for existing technology, $156 for non-compete, and $360 for IPR&D, which are reflected within operating expenses in the consolidated statements of operations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Intangibles (Continued)

        The following table summarizes amortization of intangibles included in the Company's consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue(1)	$2,267	$2,037	$6,705	$2,400
Operating expenses	274	210	788	387

Total amortization of intangible assets	$2,541	$2,247	$7,493	$2,787

(1)
Includes amortization of $159 and $425 for the three and nine months ended September 30, 2013, respectively, associated with certain service arrangements classified as other assets on the consolidated balance sheets.

        The Company expects the future amortization of intangibles held at September 30, 2013 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2013 (remaining 3 months)	$2,227
2014	9,020
2015	8,969
2016	8,266
2017	7,905
2018 and thereafter	15,539

Total	$51,926

Note 8—Commitments and Contingencies

Indemnities, Commitments and Guarantees

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technologies, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technologies, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Commitments and Contingencies (Continued)

has not recorded a liability for these indemnities, commitments or guarantees in the accompanying consolidated balance sheets, as future payment is currently not probable.

        Under existing service arrangements, the Company may be obligated to pay up to $7,545 over the next three years if certain milestones are achieved.

        As of September 30, 2013, the Company may have been required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus acquisition, pursuant to the Asset Purchase Agreement. The first revenue milestone at the end of the first anniversary was not achieved, and thus, a payment of additional consideration was not made. Contingent consideration of $3,000 could have been due and payable at the end of the second anniversary, and $4,000 could have been due and payable at the end of the third anniversary. The final six months of the three and a half year period allowed for a catch-up of any unpaid contingent consideration up to the aggregate total of $10,000. Subsequent to September 30, 2013, the Asset Purchase Agreement was amended to reduce the total potential consideration to $2,000, and the revenue milestones were reduced to reflect changes made by the Company in the business model. Under the amendment, contingent consideration of $500 could be due and payable at the end of 2013 and 2014, and $1,000 could be due and payable at the end of 2015. As an unrecognized subsequent event, the amendment was not reflected in the fair value measurement of contingent consideration as of September 30, 2013. Certain of the beneficial owners of Phorus prior to the acquisition are currently employed by the Company. For additional information, refer to Note 4, "Fair Value Measurements".

Note 9—Income Taxes

        For the three months ended September 30, 2013, the Company recorded an income tax benefit of $83 on pre-tax income of $1,905, which resulted in an effective tax rate of (4)%. For the nine months ended September 30, 2013, the Company recorded an income tax provision of $2,279 on pre-tax income of $708, which resulted in an effective tax rate of 322%. For the three and nine months, the effective tax rate differed from the U.S. statutory rate of 35% primarily due to the change in the valuation allowance for federal deferred taxes, non-creditable foreign withholding taxes, and reserves for U.S. federal and state tax audits, partially offset by the net impact of varying foreign tax rates and research and development tax credits.

        As of September 30, 2013, the Company recorded a valuation allowance for the full amount of its federal deferred tax asset, as realization of the deferred tax asset is deemed uncertain. As a result, the Company has not recognized any federal income tax benefit in its consolidated statements of operations for the three and nine months ended September 30, 2013. Absent any tax planning strategies, the Company expects its overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance.

        As of September 30, 2013 and December 31, 2012, the Company's uncertain tax positions were $10,421 and $11,279, respectively, which were recorded in long-term deferred tax assets and other long-term liabilities. The net decrease of $858 was primarily due to a decrease in an uncertain tax position that we consider effectively settled, partially offset by increases in uncertain tax positions

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Income Taxes (Continued)

relating to the Company's transfer pricing with one of its foreign subsidiaries, research and development tax credits, and California income apportionment methodology. Due to a favorable settlement of an Internal Revenue Service ("IRS") audit issue for the taxable years 2003, 2005 and 2006, the Company recorded a decrease of $1,406 in unrecognized tax benefits. The IRS settlement did not impact the Company's effective tax rate due to the existence of a full valuation allowance for federal tax items. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007. The IRS is examining the Company's 2007 and 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board ("FTB") is conducting a state tax examination for the years 2004 to 2005 and 2009 to 2010. The Company disagrees with and has protested certain adjustments proposed by the FTB, and thus, has filed an appeal.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2013 and 2012, withholding taxes were $1,630 and $1,288, respectively. For the nine months ended September 30, 2013 and 2012, withholding taxes were $4,020 and $ 3,539, respectively.

Note 10—Geographic Information

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$3,126	$1,884	$9,057	$8,121
International	25,033	20,351	79,018	62,753

Total revenue	$28,159	$22,235	$88,075	$70,874

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Geographic Information (Continued)

        The following table sets forth net long-lived tangible assets by geographic area:

	As of September 30, 2013	As of December 31, 2012
United States	$28,743	$30,894
International	2,266	2,431

Total long-lived tangible assets, net	$31,009	$33,325

Note 11—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and the employee stock purchase plan ("ESPP") using the treasury stock method. Due to the net loss for the nine months ended September 30, 2013, and for the three and nine months ended September 30, 2012, all potential common shares were excluded from the diluted shares outstanding for these periods.

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$1,988	$(19,086)	$(1,571)	$(15,796)

Weighted average common shares outstanding	18,191	18,329	18,239	17,104

Basic net income (loss) per common share	$0.11	$(1.04)	$(0.09)	$(0.92)

Diluted net income (loss) per common share:
Net income (loss)	$1,988	$(19,086)	$(1,571)	$(15,796)

Weighted average shares outstanding	18,191	18,329	18,239	17,104
Effect of dilutive securities:
Common stock options	174	—	—	—
Restricted stock	63	—	—	—
ESPP	17	—	—	—

Weighted average diluted shares outstanding	18,445	18,329	18,239	17,104

Diluted net income (loss) per common share	$0.11	$(1.04)	$(0.09)	$(0.92)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,738	3,282	3,714	2,498

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Common Stock Repurchases

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 2013, the Company had repurchased 1,220 shares of common stock under this authorization for an aggregate of $22,950. All shares repurchased under this authorization were accounted for as treasury stock.

Note 13—Related Party Transaction

        The Company leases the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a former member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. The Company believes the terms and conditions of these leases are competitive based on a review of similar properties in the area with similar terms and conditions. On July 18, 2013, Mr. Yuen resigned from the Board of Directors due to personal reasons. There was no disagreement between Mr. Yuen and the Company relative to his resignation. Rent expense for these offices was $17 and $193 for the three and nine months ended September 30, 2013, respectively, through July 18, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services and any statements regarding our future effective tax rates. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q and in other documents we file with the Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

  Acquisition of Phorus' Assets

        On July 5, 2012, we acquired substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and we may be required to pay up to an additional $10.0 million in consideration subject to the achievement of certain revenue milestones. The Phorus business is dedicated to wireless audio solutions for connected devices with expertise in such areas as acoustic design, digital signal processing and wireless networking.

        Subsequent to September 30, 2013, the Asset Purchase Agreement was amended to reduce the total potential consideration to $2.0 million, and the revenue milestones were reduced to reflect changes made by the Company in the business model.

Executive Summary

Financial Highlights

  •
  Revenues increased $5.9 million for the three months ended September 30, 2013, compared to the same prior year period. Revenues increased $17.2 million for the nine months ended September 30, 2013, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $0.7 million for the three months ended September 30, 2013, compared to the same prior year period. Royalty recoveries decreased $1.6 million for the nine months ended September 30, 2013, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 104% and 139% for the three and nine months ended September 30, 2013, respectively, compared to the same prior year periods.

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

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. In 2012, we joined forces with Deluxe Digital Distribution to expand our presence in cloud-based content. In the second quarter of 2013, we announced that Rovi-enabled digital video entertainment storefronts, beginning with Best Buy's CinemaNow, are pairing their movie and TV show libraries with powerful DTS-HD surround sound. In July 2013, our DTS-HD codec was selected by Paramount Pictures as a surround sound format for the release of its content in the UltraVioletTM Common File Format, which will further expand our presence in cloud-based content. In September 2013, we announced that Elemental Technologies and castLabs will support live streaming of DTS-HD® content through the MPEG-DASH format, and that Digital Rapids will support the production of DTS-HD® content in the HTTP Live Streaming (HLS) and Microsoft Smooth Streaming formats. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

        One of the largest challenges we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging consumer electronics markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether optical disc-based or on-line, which creates a substantial opportunity for our technologies to extend into network-connected products that may not have an optical disc drive. During the transition period, we expect that both optical disc based media and on-line entertainment formats will continue to thrive.

        Further, we currently face challenges regarding the impact of the ongoing global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to business combinations; revenue recognition; allowance for doubtful accounts; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 18, 2013. We are providing additional information below on our policies and estimates relating to goodwill and other intangibles due to changes in our business.

  Goodwill and Other Intangibles

        We evaluate the carrying value of goodwill and non-amortizing intangibles for impairment on an annual basis on October 31 of each year, or more frequently if events or circumstances indicate that the goodwill and intangibles might be impaired. We evaluate goodwill for impairment at the reporting unit level, which is identified based on our current organizational structure, availability of discrete financial information, and economic similarity of the components under our operating segment. During the annual strategic planning process in the third quarter of 2013, we changed the business model relating to Phorus resulting in the identification of the Phorus business as a separate reporting unit from the rest of the Company for the purpose of testing goodwill for impairment. Goodwill has been reassigned to each reporting unit using the relative fair value approach. As a result of revised forecasts developed during our annual strategic planning process and lower than expected historical results in the Phorus reporting unit, we concluded that there were indications of potential impairment of the goodwill and non-amortizing intangibles attributable to the Phorus reporting unit during the third quarter of 2013. Therefore, we performed an interim impairment test on the Phorus reporting unit.

        We periodically assess potential impairments of other definite-lived intangibles. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or projected future operating results; significant changes in the strategy of our overall business; and significant negative industry or economic trends.

Due to the aforementioned revised forecasts and the lower than expected historical results, we also tested definite-lived intangibles associated with the Phorus reporting unit for impairment in the third quarter of 2013.

        If we are unable to finalize the results of impairment tests prior to the issuance of our financial statements and an impairment loss is probable and can be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustments to that estimate in subsequent reporting periods, once we have finalized the results of the impairment tests.

        For additional information refer to Notes 2 and 7, "Significant Accounting Policies" and "Goodwill and Intangibles", respectively.

        Significant judgments are required in assessing impairment of goodwill and other intangibles, which includes estimating future revenues, cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the amount of impairment charges. The estimates used represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and other intangible balances.

Results of Operations

  Revenues

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended September 30,	$28,159	$22,235	$5,924	27%
Nine months ended September 30,	$88,075	$70,874	$17,201	24%

        Revenues for the three months ended September 30, 2013, compared to the same prior year period, included an increase of $0.7 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the nine months ended September 30, 2013, compared to the same prior year period, included a decrease of $1.6 million in royalty recoveries. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        We have started integrating the licensing agreements acquired with SRS with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable.

        Excluding royalty recoveries, the increase in revenues for the three months ended September 30, 2013, compared to the same prior year period, was largely attributable to continued growth in royalties from network-connected markets. In dollar terms, these royalties were up 104% for the three months ended September 30, 2013, compared to the same prior year period. Also, these royalties comprised over 45% and 25% of revenues for the three months ended September 30, 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs, and supported by increased royalties from mobile and PC. Partially offsetting these increases were declines in Blu-ray and DVD related royalties. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand and anticipation surrounding the new game console cycle. Blu-ray related royalties comprised over 20% and 30% of revenues for the three months ended September 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 10% for the three months ended September 30, 2013, compared to the same prior year period. DVD related royalties continued to decline as Blu-ray and network-connected devices become more mainstream. DVD related royalties comprised over 10% and 20% of revenues for the three months ended September 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 12% for the three months ended September 30, 2013, compared to the same prior year period. We remain cautious regarding the outlook for the consumer electronics industry as a whole, and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

        Excluding royalty recoveries, the increase in revenues for the nine months ended September 30, 2013, compared to the same prior year period, was largely attributable to continued growth in royalties from network-connected markets. In dollar terms, these royalties were up 139% for the nine months ended September 30, 2013, compared to the same prior year period. Also, these royalties comprised over 45% and 25% of revenues for the nine months ended September 30, 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs, and supported by increased royalties from mobile and PC. Partially offsetting these increases were declines in the Blu-ray and DVD related royalties. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand and anticipation surrounding the new game console cycle. Blu-ray related royalties comprised over 20% and 30% of revenues for the nine months ended September 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 18% for the nine months ended September 30, 2013, compared to the same prior year period. DVD related royalties continued to decline as Blu-ray and network-connected devices become more mainstream. DVD related royalties comprised over 10% and 20% of revenues for the nine months ended September 30, 2013 and 2012, respectively. In dollar terms, these royalties were down 15% for the nine months ended September 30, 2013, compared to the same prior year period.

  Gross Profit

	2013	%	2012	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended September 30,	$25,726	91%	$20,130	91%	0%
Nine months ended September 30,	$80,908	92%	$68,381	96%	(5)%

        Our gross profit percentage for the nine months ended September 30, 2013, compared to the same prior period, decreased primarily due to the additional amortization of intangibles from our SRS and Phorus acquisitions.

  Selling, General and Administrative ("SG&A")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended September 30,	$18,784	$25,322	$(6,538)	(26)%
% of Revenue	67%	114%
Nine months ended September 30,	$59,223	$57,311	$1,912	3%
% of Revenue	67%	81%

        The dollar decrease in SG&A for the three months ended September 30, 2013, compared to the same prior year period, was primarily due to the winding down of acquisition and integration related costs associated with our acquisitions of SRS and Phorus.

        The dollar increase in SG&A for the nine months ended September 30, 2013, compared to the same prior year period, was primarily due to employee related costs, including our acquisitions of SRS and Phorus, and advertising and related activities for brand marketing and tradeshows. These increases were partially offset by an $8.3 million decrease in acquisition and integration related costs due to the winding down of costs associated with our acquisitions of SRS and Phorus.

        We expect dollars spent on SG&A expenses to increase for the full year, compared to the prior year, primarily to support activities such as new technology initiatives, international expansion and intellectual property enforcement.

  Research and Development ("R&D")

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended September 30,	$7,490	$7,625	$(135)	(2)%
% of Revenue	27%	34%
Nine months ended September 30,	$23,011	$16,915	$6,096	36%
% of Revenue	26%	24%

        The dollar decrease in R&D for the three months ended September 30, 2013, compared to the same prior year period, was primarily due to the winding down of acquisition and integration related costs associated with our acquisitions of SRS and Phorus, partially offset by increases in consultant related expenses to support our growth. The dollar increase in R&D for the nine months ended September 30, 2013, compared to the same prior year period, was primarily due to employee related costs, including our acquisitions of SRS and Phorus, and consultant related expenses to support our growth.

        We intend to continue to invest in R&D to support the activities mentioned above, and thus expect to see growth in dollars spent for the full year, compared to the prior year.

  Change in Fair Value of Contingent Consideration

        For the three and nine months ended September 30, 2013, we recorded a decrease to the fair value of the contingent consideration associated with the Phorus acquisition, resulting in a gain of $5.3 million recorded as a separate line in the consolidated statements of operations. The change in the fair value was primarily due to revised forecasts for the Phorus business. Considerable judgment is required in the fair value estimate, and the use of different assumptions in our valuation could result in materially different fair value estimates. We remeasure the contingent consideration to the estimated fair value at each reporting period. For additional information refer to Note 4, "Fair Value Measurements".

  Impairment of Intangibles

        For the three and nine months ended September 30, 2013, we recorded a provisional impairment charge of $2.8 million within operating expenses in the consolidated statements of operations based on preliminary impairment tests. The impairment charge represented estimated write-downs of the carrying values of certain non-amortizing and definite-lived intangibles, which were deemed to be fully or partially unrecoverable based on revised expected future cash flows. Significant judgments are required in assessing impairment of intangibles, which includes estimating future revenues, cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the amount of impairment charge. We do not expect any material changes in these provisional estimates. We periodically assess intangibles for impairment when events or changes in circumstances indicate such assets' carrying value may not be recoverable. For additional information refer to Note 7, "Goodwill and Intangibles".

  Interest and Other Income (Expense), Net

			Change
	2013	2012	$	%
	($ in thousands)
Three months ended September 30,	$(27)	$19	$(46)	(242)%
Nine months ended September 30,	$(446)	$(67)	$(379)	(566)%

        Interest and other income (expense), net, decreased for both periods primarily due to interest expense associated with our debt incurred to partially fund our acquisition of SRS and the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency.

  Income Taxes

	2013	2012
	($ in thousands)
Three months ended September 30,	$(83)	$6,288
Effective tax rate	(4)%	(49)%
Nine months ended September 30,	$2,279	$9,884
Effective tax rate	322%	(167)%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. These rates differed from the U.S. statutory rate of 35% primarily due to non-creditable foreign withholding taxes and reserves for U.S. federal and state tax audits, partially offset by the net impact of varying foreign tax rates and research and development tax credits. Our effective tax rate for 2013 was also impacted by the change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset is deemed uncertain. Absent any tax planning strategies or until we establish a pattern of continuing profitability in the U.S., we expect our overall effective tax rate to be subject to significant variability for the foreseeable future as any tax benefit related to future U.S. losses will be offset by the valuation allowance. Our effective tax rate for 2012 also differed from the U.S. statutory rate of 35% due to certain non-deductible transaction costs associated with the acquisition of SRS.

Liquidity and Capital Resources

        At September 30, 2013, we had cash, cash equivalents and short-term investments of $76.1 million, compared to $72.0 million at December 31, 2012. At September 30, 2013, $52.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $15.0 million and $17.3 million for the nine months ended September 30, 2013 and 2012, respectively. The operating cash flows for both periods were largely impacted by income (loss) from operations, partially offset by certain non-cash items including stock-based compensation, depreciation and amortization and the effect of changes in working capital. The operating cash flows during the nine months ended September 30, 2013 were also largely impacted by the gain recorded associated with the change in the fair value of the contingent consideration liability, the loss recorded associated with the impairment of certain intangibles, as well as the timing of payments for certain liabilities. Further, under existing service arrangements, we may be obligated to pay up to $7.5 million over the next three years if certain milestones are achieved.

        The cash used in investing activities is typically used to purchase office equipment, fixtures, computer hardware and software and engineering and certification equipment, for securing patent and trademark protection for our proprietary technologies and brand name and to purchase investments such as bank certificates of deposit and municipal bonds. Net cash provided by investing activities totaled $8.5 million for the nine months ended September 30, 2013. These cash flows resulted primarily from investment maturities, partially offset by purchases of investments and property and equipment. Net cash used in investing activities totaled $32.3 million for the nine months ended September 30, 2012. These cash flows were primarily impacted by the acquisition of SRS, partially offset by net proceeds from investment maturities and sales.

        Net cash used in financing activities totaled $7.8 million for the nine months ended September 30, 2013. These cash flows were primarily the result of treasury stock purchases, partially offset by proceeds from the issuance of common stock under stock-based compensation plans. Net cash provided by financing activities totaled $24.9 million for the nine months ended September 30, 2012, which resulted primarily from proceeds from borrowings on our credit facility, partially offset by purchases of treasury stock.

  Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time. The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. As of September 30, 2013, $30.0 million was outstanding under the Revolver. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. As of and for the three months ended September 30, 2013, the Company was in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. During the nine months ended September 30, 2013, we repurchased 0.3 million shares of common stock under this authorization for an aggregate of $5.7 million. As of September 30, 2013, we had repurchased 1.2 million shares of common stock under this authorization for an aggregate of $23.0 million.

  Contingent Consideration

        In connection with the amended contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $2.0 million in consideration subject to the achievement of certain revenue milestones. For additional information, refer to Note 8, "Commitments and Contingencies".

  Contractual obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2012. As of September 30, 2013, our total amount of unrecognized tax benefits was $10.4 million and was considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

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

Recently Issued Accounting Standards

        Refer to Note 2 of the consolidated financial statements, "Significant Accounting Policies".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2013. The average maturity of our investment portfolio is less than one year. As of September 30, 2013, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.8 million on our income before income taxes. As of September 30, 2013, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the nine months ended September 30, 2013, we derived 90% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 4% of total revenues during the nine months ended September 30, 2013. Operating expenses, including cost of sales, of our foreign subsidiaries were approximately $17.6 million for the nine months ended September 30, 2013; a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2013, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the inadequate design of internal controls over the accounting for income taxes and for revenue under license agreements with non-standard financial terms as further described below.

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

        During the quarter ended September 30, 2013, management identified an additional material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management has determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constitute a material weakness because this control deficiency could have resulted in a misstatement of revenue. The Company's management has initiated a plan to enhance its control procedures with respect to the identification and review of revenue under license agreements with non-standard financial terms. This remediation plan includes additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We are subject to income taxes in both the United States and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service ("IRS") is examining our federal income tax returns. The State of California is examining our corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flow.

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

        Our licensing headquarters are located in Limerick, Ireland, and we market and sell our products and services outside the United States. We currently have employees located in eight countries, and many of our customers and licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2013, 90% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including:

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

  * We have identified material weaknesses in our internal control over financial reporting, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

        Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 because a material weakness existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. In addition, as of September 30, 2013, our management concluded that our internal control over financial reporting was ineffective because a material weakness existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue under license agreements with non-standard financial terms. See Part I, Item 4—Controls and Procedures.

        In order to remediate the material weakness in our internal control over financial reporting related to the accounting for income taxes, we implemented a plan to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities. This remediation plan includes increased use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. In addition, in order to remediate the material weakness in our internal control over financial reporting related to the accounting for revenue under license agreements with non-standard financial terms, we implemented a plan to enhance our control procedures with respect to the identification and review of revenue under agreements with non-standard financial terms. This remediation plan includes additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized.

        If we are unable to effectively remediate these material weaknesses in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

        Our multi-national legal structure is complex, which increases the risk of errors in financial reporting related to our accounting for income taxes. In the course of remediating the material weakness, we may find additional errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions. In addition, given the complexity of certain of the Company's license agreements and the accounting standards governing revenue recognition related thereto, we may find additional errors in our accounting for revenue under license agreements with non-standard financial terms or discover new facts that cause us to reach different conclusions. This could result in adjustments that could have an adverse effect on our consolidated financial statements and the price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended September 30, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1, 2013 through
July 30, 2013	—	—		—	1,058,381
August 1, 2013 through
August 31, 2013	73,543	$20.50		69,294	989,087
September 1, 2013 through
September 30, 2013	208,647	$20.40		208,647	780,440

Total	282,190	$20.43	(3)	277,941	780,440

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

(3)
Represents weighted average price paid per share during the quarter ended September 30, 2013.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        Refer to the "Exhibit Index" immediately following the signature page, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: November 6, 2013	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 6, 2013	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Composite Bylaws		10-K	000-50335-13698275	3/18/2013
10.1*	2013 Employee Stock Purchase Plan, as amended and restated effective November 13, 2012		S-8	333-190677-131044650	8/16/2013
10.2*	2013 Foreign Subsidiary Employee Stock Purchase Plan, as amended and restated effective November 13, 2012		S-8	333-190677-131044650	8/16/2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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