Form 10-K
period 2013-12-31
DTS, INC.
filed 2014-03-20
CIK 1226308

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2013 was approximately $186,812,830 (based upon the closing price of shares of the registrant's Common Stock as reported on the NASDAQ Global Select Market for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

          As of March 7, 2014, 17,339,198 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof within 120 days of the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Report, to the extent not set forth herein.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2013
INDEX

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (including, but not limited to, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plans," "continues" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, our future effective tax rates, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the "Risk Factors" section contained in Part I, Item 1A below in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances, unless otherwise required by law.

 PART I

  References to "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries.

Item 1.    Business

Company Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. We exist to make the world sound better. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio and are incorporated by hundreds of licensee customers around the world into an array of consumer electronics devices, including televisions ("TVs"), personal computers ("PCs"), smartphones, tablets, digital media players, video game consoles, Blu-ray Disc players, audio/video receivers ("AVRs"), soundbars, DVD based products, automotive audio systems, set-top-boxes ("STBs"), and home theater systems.

        As a premier audio solutions provider to the entertainment industry, our history of innovation has spanned more than 20 years across multiple markets, with total available market size increasing over time, as shown below:

        In the Cinema.    We were founded in 1990 and received a key strategic investment in 1993 from a variety of investors, including Universal City Studios, Inc. The first DTS audio soundtrack was created for the release of Steven Spielberg's Jurassic Park in 1993. From this initial release, we established a technical and marketing platform for the development of entertainment technology solutions for the motion picture, home theater, and other consumer markets.

        In Home Theaters.    In 1996, we launched our technology licensing business, in which we license our technology to consumer electronics manufacturers.

        On Blu-ray.    We believe the significant growth of our technology licensing business and our position as the quality leader in home theater products led to us attaining a mandatory position in the Blu-ray standard in 2004, which in turn led us to exit our cinema and digital image processing businesses in 2008. We believe our mandatory position in the Blu-ray standard remains important for our business, as it firmly establishes us as the premier audio solutions provider for high-definition entertainment on optical disc based media.

        On Connected Devices.    We believe that cloud-based entertainment delivery is growing very rapidly. As content providers and consumer electronics manufacturers seek to deliver a premium audio experience for digital entertainment, we believe this segment will drive the majority of our growth for many years to come. Over the past couple of years, we have significantly broadened our market reach with new customers in the TV, PC, and mobile markets as the trend toward network-connected devices and commercial digital download and streaming of content continues to gain momentum. We are partnering with a growing number of cloud-based content providers to supply consumers with clear, compelling high-definition sound, despite the bandwidth limitations of on-line and cellular networks and the physical limitations of devices with smaller speakers.

        To date, we have entered into licensing agreements with substantially all of the world's major consumer electronics manufacturers. We also license our technology to substantially all relevant semiconductor manufacturers. As a result, our technology, trademarks, copyrights and know-how have been incorporated into billions of consumer electronics products worldwide, and we have deeply penetrated many consumer electronics markets, as shown below:

        Sound, long known to be a powerful driver of people's emotional connection with movies, music and games, is emerging as an important product differentiator for a rapidly growing range of consumer electronics devices, especially mobile or portable small screen devices, as consumers are using these devices to watch and listen to more entertainment than ever before. After years of focus on video quality and usability features, industry professionals and consumers alike are realizing that sound is the next frontier in the technical advancement of the high-definition entertainment experience. Simply put, sound changes the way we see.

        We believe that sound matters and that we have industry leading end-to-end audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. Additionally, we provide products and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks within their content.

        We are dedicated to making the world sound better, one device at a time—no matter where you are or where you are going. Our goal is to be an essential ingredient in engaging, dynamic and realistic entertainment experiences by incorporating our technology into every connected device that plays or delivers high-definition entertainment.

Industry Background

        Over the past 20 years, the entertainment industry has shifted to take advantage of many technical trends and innovations, including the transition from analog to digital content, growth in broadband speed and subscriber base, an increase in the types of devices supporting content playback, and the transition from physical media to network delivery via streaming and downloading. The mobilization of content consumption allows for entertainment on the go—anytime, anywhere, on any device.

  High-Definition Home Theater and Blu-Ray

        Consumer demand for high-definition home theater systems has been fueled by consumers' desire to experience exciting, high-definition entertainment in their homes, the mainstream affordability of home theater equipment, and the widespread availability of high-definition content. As consumers'

demand for high-definition entertainment grew, beginning in 2004, Blu-ray emerged as the newest form of optical disc based media. Given our mandatory position in this standard, Blu-ray Disc players, including stand-alone players and game consoles, continue to be an important contribution to our revenues. According to Nielsen, a market research company, 85% of the top 100 titles sold in 2013, including nine out of the top ten movies in 2013, were encoded with DTS-HD Master Audio™. Today, through the inclusion of our technology in AVRs and Blu-ray, we have nearly 100% penetration in these markets.

        Almost all Blu-ray Disc players and game consoles are now network-enabled and a growing number are being utilized to download or stream media. Our dominant position in Blu-ray establishes DTS as "the" high-definition audio format, and we expect this premium market position to be an important factor as content distributors expand to include higher quality choices in their cloud-based offerings.

Network and Cloud-Based Content

        Movie and music content was historically purchased and consumed primarily via optical disc based media, such as Blu-ray Disc, DVD, and CD. With the growth of PC and mobile usage over the last decade, a shift to network and cloud-based content acquisition continues to occur, including the trend toward full movie and music downloading and streaming services. Growth in the usage of network and cloud-based services will depend on integration partnerships within the ecosystem, further developments in content delivery methods and the ability to provide consumers with a high-definition experience on thinner, smaller devices and across multiple screens.

  Content Delivery Ecosystem

        Adding advanced audio technologies to an existing or new content delivery system requires multifaceted back-end integrations across numerous technology partners. Unlike the optical disc based media distribution business, where only a few parties are involved in the replication and distribution of a disc, the digital content delivery ecosystem can be vast—involving dozens of interrelationships for getting the entertainment content from the creator to the ultimate consumer. We have spent years developing relationships throughout the ecosystem, and we believe we are now well positioned with relevant industry partners to make DTS-encoded, high-definition content more readily available. The illustration below shows a sample integration:

        Responding to consumer demand, consumer electronics products beyond the traditional PC, such as TVs, Blu-ray Disc players, game consoles and mobile devices, may now include network-capable features to support the shift to cloud-based content delivery. This adoption of network support in mainstream consumer electronics products has triggered consumer demand for the enjoyment of content in multiple formats, on multiple devices and in multiple locations. This requirement for broad content portability and accessibility has opened up many large, new markets to new media formats, such as high-definition audio, that had not been previously supported. The fundamental structure of the content ecosystem has now changed to focus not only on accessibility and ease-of-use, but also with higher quality audio and video. This change significantly expands the market for digital media format technologies, such as those provided by DTS. According to DisplaySearch, in 2013 more than 34% of flat-panel TVs shipped worldwide were network-capable, a figure that is expected to rise to 46% by 2017. We estimate that approximately 60% of these connected TVs included our technology in 2013.

        As the transition to digital content delivery accelerates, we continue to pursue strategic partnerships with top streaming technology companies to integrate DTS technologies into content to be available on as many connected devices as possible, thereby enabling growth in our licensing opportunities. For example, in 2012, we joined forces with Deluxe Digital Distribution to expand our presence in cloud-based content.

        Hollywood studios continue to explore new digital delivery methods to reach consumers with high-quality home entertainment. Currently, UltraViolet™ is the latest method for digital delivery of entertainment content, and, since its launch in 2011, Blu-ray Disc has been the primary entry point to authenticate access to UltraViolet. UltraViolet allows consumers to register their Blu-ray Disc movies or content to a personal UltraViolet digital locker in the cloud, and then they can access that content on virtually any playback device. By the end of 2013, UltraViolet household accounts have grown to more than 15 million accounts, compared to 9 million at the end of 2012.

        In response to this growing demand and in conjunction with ecosystem partners such as Digital Rapids, Elemental and Manzanita, we launched new tool offerings to support the UltraViolet standard. These tools serve the standard's goal to combine the benefits of cloud access with the power of an open, industry standard—empowering consumers to use multiple content services and device brands interchangeably, at home and on-the-go. In 2013, we entered into an agreement with Paramount Pictures where the DTS-HD codec was selected as a surround sound format for its UltraViolet catalog of movies that are paired with immersive DTS soundtracks, allowing consumers to take full advantage of the benefits of cloud-based access.

        Also, starting in 2013 Best Buy's CinemaNow is now pairing their movie and TV show libraries with powerful DTS-HD surround sound. We have enabled support across leading DRM platforms such as Microsoft Smooth Streaming and Google Widevine. This integration of our technology gives major studios and retailers turn-key access to digitally distributed content with unparalleled audio quality. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

        More recently, we have joined the Secure Content Storage Association ("SCSA"), a group of companies working to create storage and transfer solutions for high-definition and premium copyright-protected content on hard drives, flash memory products and solid state drives. SCSA's mission is to increase market opportunities for content owners, content distributors and high-end device manufacturers by delivering a secure solution that allows consumers to enjoy the highest-quality entertainment content across multiple devices.

        We remain an active participant in industry forums defining emerging standards such as UltraViolet and SCSA to ensure that our content partners and consumer electronics licensees know we will continue to be a leading format for high-quality audio entertainment.

  Thinner, Smaller Devices and Portability

        In this age of convenience, devices such as TVs, PCs and mobile electronics, are becoming thinner, smaller and more portable than previous models, but as a result, sound quality is commonly sacrificed due to physical limitations. While the smaller, sleeker forms of these devices meet the demand for style or portability, consumers still believe that sound matters, and they demand a higher quality audio experience from these sophisticated devices. We believe that we possess one of the industry's broadest range of audio technology solutions to enhance the entertainment experience for users of these thinner, smaller and more portable devices.

        Audio processing technologies allow listeners to enjoy a high-definition audio experience on a number of consumer electronics devices that are limited to only two speakers or headphones. These audio technologies represent significant growth opportunities as content providers and consumers become more familiar with the capability of high-definition audio on these devices to enhance the entertainment experience.

        The introduction of our Headphone:X™ technology in 2013 dramatically raised the bar for immersive, realistic high-definition audio from the vast array of portable or mobile playback devices, such as smartphones, tablets, and PCs, or from any device where consumers may choose to enjoy their movies, music and games through their favorite headphones or ear buds.

  Multi-Screen Playback

        In addition to demanding high-quality audio on thinner or smaller devices, consumer demand for multi-screen playback of content is also increasing. With the growth in cloud-based services, consumers are increasingly able to purchase content one time and play back this content on multiple devices. From our success in Blu-ray, we are recognized as a premier audio solutions provider for high-definition entertainment, and as cloud-based service providers look to expand and differentiate their media offerings to multi-screen platforms, such as tablets and smartphones, we are in the unique position of being able to help them deliver high-quality content and new entertainment experiences to consumers across multiple devices.

  Wireless Audio Playback

        Another area with increasing consumer demand is the wireless audio market, which is being driven by two major growth engines: consumer adoption of smart mobile devices (phones and tablets) and the increasing usage of those devices as entertainment consumption platforms, particularly for streaming audio and video content. With the growing base of on-line streaming music services and subscriptions, wireless speakers are becoming one of the fastest growing new categories in the consumer electronics space. Launched in 2013, our Play-Fi™ solution sits squarely at the intersection of these highly compelling market trends. This wireless streaming technology allows wi-fi enabled sources, such as PCs, smartphones, and tablets, to stream to Play-Fi enabled products, such as TVs, AVRs, Home Theaters in a Box ("HTiBs"), soundbars, and other speakers.

        In summary, the proliferation of connected devices and cloud-based content distribution represents significant opportunities for the deployment of our solutions to deliver high-definition entertainment.

DTS Solutions

        At DTS, we combine various technologies and capabilities into what we call "solutions," each designed to address the needs of a particular product, market, or consumer use case. Our portfolio of advanced audio solutions addresses a broad spectrum of product applications within the markets that we have targeted. Our solutions typically combine several technologies, frequently including both codec and audio processing capabilities, to deliver a comprehensive, easy to deploy package for the enhancement of a product's audio performance. Through the combination of leading edge audio codecs and an unsurpassed portfolio of audio processing technologies, we are uniquely positioned to fulfill our vision of making the world sound better.

        Further, with the launch of our Headphone:X technology, we have added the ability for manufacturers and consumers to tune or personalize their products for an optimal audio experience. For example, products manufacturers can use this capability to create a unique, signature sound for their products, such as speakers, soundbars, or headphones. Similarly, consumers can use our Headphone:X personalization technology to enhance the audio output of a device based on their own hearing characteristics and preferences, thereby creating a truly unique and unparalleled listening experience.

        We have a complete range of audio solutions—from ingest, through distribution and onto playback—and we continue to expand through ongoing research and development, targeted acquisitions, as well as strategic partnerships with consumer electronics manufacturers, content providers, and others within the digital media ecosystem.

        Our solutions are tailored specifically for each market and may include the following:

Across all markets, this solution is a tailored, entry level suite of components from both our spatial processing and loudness and dynamics portfolio of products that provides a value offering to our customers.
Across all markets, this solution is our premium offering that includes a number of our latest features. Our customers can use this suite to create the ultimate in sound quality.

Across all markets, this solution couples our DTS Sound™ or DTS Studio Sound™ offerings with our DTS-HD surround sound decoder to provide the best in class solutions to the consumer electronics industry and consumers alike.

Our DTS Headphone:X solution includes our integrated surround headphone technology coupled with DTS-HD surround sound decoder, with user-driven headphone specific tuning and personalization features along with loudness leveling and speaker correction for output over headphones, speakers, soundbars, etc.

Our Play-Fi solution allows the synchronized streaming of music directly from a mobile device over a standard wi-fi network to anywhere in the home. Play-Fi is currently available for mobile devices that utilize the Android, Kindle Fire or iOS operating systems, as well as the Windows PC platform. Play-Fi enabled speakers and receivers are now shipping and are available on-line and at select retailers.

DTS-UHD™ is our first object-based audio format designed for consumer delivery, bringing enhanced realism through more accurate spatial rendering, height audio elements, and customizations that adapt to any speaker layout. In addition, DTS-UHD supports compatibility for playback of DTS channel based content.

  DTS Headphone:X—A Home Theater in Your Pocket

        The rapid growth in usage of smartphones, tablets, portable computers and gaming devices for entertainment consumption has led to significant growth in the use of headphones by consumers. In January 2013, we first announced and demonstrated the industry's leading headphone technology: DTS Headphone:X, which allows mobile devices to turn an ordinary pair of headphones into an impressive personal surround sound system—effectively turning one's device into a "Home Theater in Your Pocket."

        Headphone:X faithfully reproduces the home theater surround sound experience through a simple pair of headphones or ear buds. The technology externalizes sound, so instead of the listener hearing the sound inside their heads, as is typical for traditional headphone listening, they perceive it as coming from high-quality speakers located some distance around them. Moreover, this experience can be achieved through one's favorite pair of headphones, as the technology is typically embedded in the playback device rather than in the headphones themselves.

        DTS Headphone:X allows movies, music and games to sound exactly the way the creator intended. This technology allows the user to experience the full 11.1 channel surround sound of a movie theater from a tablet, smartphone or other device without the need for a multi-speaker set-up. Artists can now record audio tracks in Headphone:X that capture the acoustics of a high-quality audio production studio, providing an entirely new way to experience mobile entertainment.

        We all hear differently and our ears have different physical characteristics that affect how we experience content. Headphone:X provides consumers with a way to personalize their listening experience and enables them to simply create and store a personal "sonic profile," which then enhances the playback of all content on the device, for both headphone and speaker playback.

        DTS Headphone:X provides the following features:

  •
  Recreates an authentic, spatially accurate 3D home theater experience over one's favorite headphones or ear buds

  •
  Supports 2, 5.1, 7.1 and 11.1 channel audio

  •
  Includes an audio personalization application to optimize each consumer's listening experience

  •
  Out-of-the-box calibration for a range of headphones and ear buds through partnerships with leading headphone manufacturers

  •
  Post processing enhancements and device level tuning for headphone and speaker drivers

  •
  The device solution for Headphone:X contains both application and system level audio processing to enhance the playback of all content on the device, for both headphone and speaker playback

  •
  Tightly integrated with DTS-HD and DTS-HD Master Audio

        Simply put, DTS Headphone:X dramatically improves the mobile entertainment experience.

  DTS Play-Fi—Wireless Streaming Technology

        Mobile devices are becoming an essential ingredient in the playback and enjoyment of music, thanks to ease of use and a nearly unlimited variety of music streaming options. With Play-Fi, we are enabling consumers to build on their mobile headphone experience and connect to the high-quality audio systems in their home. Historically, making the connection between mobile and whole-home entertainment has been challenging, due to physical connections, cables, and less-than-ideal point-to-point streaming that has limited consumer enjoyment and expectations for what the home audio experience should be.

        Our Play-Fi solution enables the synchronized streaming of music directly from a mobile device over a standard wi-fi network to anywhere in the home. Play-Fi leverages wi-fi's extensive range and capacity to stream audio with bit-for-bit accuracy for a higher quality audio experience. This solution allows the consumer to play music uninterrupted without the various alerts that plague Bluetooth audio playback, yet still being able to use the mobile device for calls, text messages, internet, etc. In addition, Play-Fi allows for multi-room, multi-source audio synchronization, again utilizing standard wi-fi capabilities that are built into most mobile devices and an increasing number of homes. With two or more Play-Fi enabled-speakers in a home, a consumer has the option to play different content in different rooms or the same content throughout the house.

        Currently, Play-Fi is available for mobile devices that utilize the Android, Kindle Fire or iOS operating systems, and it is also available for the Windows PC platform. Additionally, this solution will be licensed to customers in the Home AV, Mobile and PC markets. We are shipping Play-Fi enabled speakers and receivers under our own Phorus brand, which are available on-line and at select retailers.

        In 2013, Play-Fi emerged as a leading open platform for wireless audio distribution over wi-fi with Core Brands, Wren, and more recently, Sound United, announcing products incorporating Play-Fi technology. We also recently announced the expansion of the Play-Fi ecosystem to include a Play-Fi certified original design manufacturer ("ODM") program. Program participants represent leading audio manufacturers including Eastech Electronics Inc., Fenda Technology Co., Ltd., LiteOn Technology Corporation, Meiloon Industrial Co. Ltd., Solidex Audio Corporation, Tymphany Corporation, Wistron Corporation, and Zylux Acoustic Corp. This makes Play-Fi a truly open turn-key solution for any consumer electronics customer who wants to address wi-fi based audio streaming, one of the fastest growing market segments in home electronics.

        Also in 2013, we announced broad content support for Play-Fi from partners such as Pandora, Songza, QQMusic, KKBox and other internet radio stations.

        Taken together, Headphone:X and Play-Fi are designed to make a uniquely compelling use case for the modern connected lifestyle. Today's consumers frequently listen to their favorite music services on mobile devices through a favorite pair of headphones, and when they get home, they typically want to remove the headphones and listen to their music out loud. With our Headphone:X and Play-Fi, consumers can walk into their house, disconnect their headphones, and seamlessly send their audio entertainment throughout the home wirelessly over the existing wi-fi network. We believe this is how consumers want to enjoy their entertainment today, and our technologies represent integrated solutions capable of providing this end-to-end capability.

  DTS-UHD—Object-Based Audio

        Looking beyond today's channel-based audio paradigm is DTS-UHD, our first open object-based audio format designed for consumer delivery. The DTS-UHD audio decoder enables soundbar, HTiB and AVR manufacturers to bring the advanced features of object-based audio to the consumer market.

        There is an interest in the audio technology industry in shifting away from channel-based audio to object-based audio, also referred to as "3D Audio" or "Immersive Audio". This shift begins at the time of creation of an audio mix where the artist no longer specifies what mix of sounds comes from each speaker, but tells the system where, in space, each sound should come from regardless of speaker positions. When this object-based audio is played back, it is rendered in space as the artist had intended.

        Object-based audio brings enhanced realism through more accurate spatial rendering, height audio elements, and customizations that adapt to any speaker layout. In addition to rendering object-based audio content, DTS-UHD supports complete compatibility for playback of DTS channel based content, providing the best audio experience from any content featuring DTS audio coding.

        The benefits of DTS-UHD include:

  •
  Environmentally compensated audio rendering allows consumers to hear audio directionality and dimensionality with more precision than ever before

  •
  Object control enables consumers to interact with key objects within the audio mix and adjust them to preference

  •
  Customized rendering designed for arbitrary speaker layouts enables consumers to adapt their AV system to their own home environment rather than pre-determined speaker layouts

        In summary, we have a complete range of advanced audio solutions, including leading edge audio codecs, audio processing technologies, industry leading wireless speaker playback technology, and forward-thinking object-based audio. Our advanced audio solutions are specifically engineered to meet the unique needs of the markets we support, and we believe that our unsurpassed, industry-leading portfolio of solutions uniquely positions us to drive substantial growth going forward.

Key Markets and Strategies

  Network-Connected

        The network-connected markets category has become the largest area of our business and includes consumer electronics devices that are network-capable, mainly TVs, smartphones, tablets, and PCs. Consumers are increasingly seeking superior audio quality across all of their devices.

        In 2013, several key digital content partners announced support for DTS audio to further strengthen this strategy. CinemaNow, a digital movie rental and retail platform for Best Buy, launched their HD movie and TV show libraries with DTS-HD surround sound. Furthermore, Paramount Pictures announced that the launch of their movie catalog for UltraViolet will include broad support for DTS-HD audio.

        Connected Home.    One of our strongest positions in the connected home space is in the connected TV market. Our key strategy in the connected TV market is joining forces with leading consumer electronics manufacturers like Samsung, LG, Sony, Toshiba, and Panasonic, allowing us to play a more significant role in the connected home entertainment market and further ensuring consumer access to high-quality audio when enjoying entertainment content at home. We have partnerships with nearly every TV manufacturer worldwide, including all of the top 15 brands, and our DTS codec is incorporated into all of the top 10 TV original equipment manufacturers ("OEMs").

        In the game console space, two new game consoles came to market in late 2013—Sony's Playstation 4 and Microsoft's Xbox One—both of which not only include Blu-ray drives, but also support DTS-HD Master Audio as an audio format for playback of streamed high-quality audio entertainment.

        Mobile Electronics.    The mobile electronics market is the largest single consumer electronics device market in the world in terms of unit volume, and we are currently focused primarily on the high-value smartphone and tablet sub-segments of the mobile market.

        In years past, mobile products manufacturers had only a few entertainment services to offer their customers over known and predictable networks. However, the explosion of media services, network topographies and device capabilities has caused the range of audio technologies needed by our partners to increase, and we have helped to simplify their businesses by offering simple, scalable solutions to meet their needs.

        As smartphones continue to evolve into more feature-rich and sophisticated devices, consumers are seeking the same sound quality that they are accustomed to from their home theater or automobile. We believe that sound matters across all of these platforms; for example, with the integration of DTS Sound and DTS StudioSound into a smartphone, customers can receive uncompromising sound at their fingertips, redefining how they use and interact with their mobile devices. Moreover, with our more recent DTS Headphone:X technology, customers can receive this same high-quality sound even when using a pair of headphones on their mobile devices. Importantly, mobile products manufacturers are beginning to realize that sound, and thus our audio solutions, can be a powerful differentiator for their products.

        Today's consumers increasingly expect high-quality sound in all of their electronics, including smartphones. Partnering with key manufacturers, such as LG, Huawei, and more recently Sharp, ZTE and vivo, as well as mobile service providers, such as Nextreaming and Saffron Digital, allows us the opportunity to improve the mobile audio experience through our audio solutions, which is our key strategy. Notable accomplishments in 2013 within the mobile market include:

  •
  expanding our relationship with Huawei to include DTS Sound within select Huawei smartphone models; and

  •
  the integration of DTS-HD into ZTE's new nubia branded smartphones, to decode high-definition audio for watching videos, listening to music, gaming or streaming content.

        As the use of headphones and the demand for immersive high-definition audio continues to grow, we have expanded the reach of our DTS Headphone:X technology by:

  •
  working with Hans Zimmer to compose the Man of Steel, Rush, and Winter's Tale original motion picture soundtracks featuring a DTS Headphone:X audio mix allowing listeners to hear the score precisely as Zimmer intended it to sound;

  •
  incorporating Headphone:X technology within select models of media headsets from Turtle Beach which marked one of the first products to be designed featuring the highly anticipated technology;

  •
  collaborating with premium Chinese smartphone brand, vivo, to bring to market the first smartphones featuring DTS Headphone:X and 2K resolution video, which gives these smartphones currently the highest combined audio and video quality in the world; and

  •
  introducing the Headphone:X Tuning Program, which offers leading headphone manufacturers access to tools and support designed to optimize the DTS Headphone:X experience across product lines. Leading headphone manufacturers, including Skullcandy, Inc., Panasonic Corporation, and Republic of Friends, have joined the Headphone:X Tuning Program.

        We are continuing to pursue relationships to further expand the presence of our Headphone:X technologies in the mobile space.

        Wireless Audio.    In the wireless audio space, over the past year we have expanded the presence of our Play-Fi technology by:

  •
  working with leading music subscription services, including Pandora, Songza, QQ Music, and KKBOX to integrate the subscription services into our Play-Fi app;

  •
  releasing the Play-Fi app for iOS through the iTunes App Store;

  •
  expanding availability of our Phorus brand Play-Fi enabled speakers and receivers through national distribution with Radio Shack;

  •
  partnering with Core Brands and Sound United to incorporate Play-Fi technology into their high-performance speaker product lines;

  •
  partnering with vivo, a premium Chinese smartphone brand, to support the Play-Fi platform on the vivo mobile product line; and

  •
  expanding our Play-Fi ecosystem to include a Play-Fi Certified ODM Program, which includes several leading audio manufacturers including Eastech Electronics Inc., Fenda Technology Co., Ltd., LiteOn Technology Corporation, Meiloon Industrial Co. Ltd., Solidex Audio Corporation, Tymphany Corporation, Wistron Corporation, and Zylux Acoustic Corp.

        Play-Fi enabled products from additional customers are expected to launch in 2014.

        PCs.    The PC market, composed of notebooks, ultrabooks, laptops, desktops, and all-in-one PCs is large, with laptops and notebooks leading the way. Consumers continue to use PCs as multi-media hubs, including Blu-ray Disc drives for high-definition playback, and our solutions are now found in major software media players from vendors such as CyberLink and sMedio. Additionally, with our DTS encoder, consumers can encode their own content into the DTS format and enjoy playback on DTS enabled devices.

        The PC market, like the smartphone and tablet markets, is facing shrinking device sizes and decreasing margins. As a result, it is increasingly turning to audio processing to augment device capabilities. At the same time, the demands of consumers for PCs with improved audio for applications such as movies, music and games continues to rise, creating an increasing demand for advanced audio technologies. We address these demands with solutions tailored to meet both ends of an OEM's product lines. With DTS Sound and DTS StudioSound, we are meeting the needs of major OEMs, such as HP, Toshiba, ASUS, Fujitsu and Samsung. In 2013 we announced the incorporation of DTS Studio Sound into Toshiba's all-new KIRAbook™ premium Ultrabook™ enabling the delivery of impressive, high-performance audio right out of the box. Now, consumers can hear the best possible audio, whether they are watching TV, surfing the web or playing games on their PC.

        As PC manufacturers continue to adopt our solutions across various platforms ranging from motherboards to all-in-ones (AIOs), and from to notebooks to ultrabooks, there are growing opportunities for us to help these manufacturers differentiate and improve audio experiences on their thinner, smaller and lighter platforms which are in demand by today's consumers.

        In summary, as connected devices play a more versatile role in the household, consumers are becoming increasingly aware that sound matters. The integration of our solutions into a growing number of TVs, mobile devices and PCs further reinforces our commitment to providing manufacturers a means to deliver an immersive, realistic sound experience regardless of the platform.

  Blu-ray

        The Blu-ray market includes standalone players, gaming devices and disc drives included in PCs. As a mandated technology in the Blu-ray standard, our codec is in every product that incorporates a Blu-ray optical disc drive. As such, Blu-ray remains an important contributor to our revenues, and we still expect to see some growth in this market primarily driven by the new gaming cycle launched by Sony and Microsoft in late 2013. Almost all newly manufactured Blu-ray Disc players are now network-enabled, and a number of models are 3D-capable. We believe our dominant position on Blu-ray Disc content establishes us as the premier audio format for high-definition entertainment and is expected to drive future growth as the industry transitions to network-based high-definition content delivery.

  Home AV

        The Home AV market includes AVRs, soundbars, DVD players and other DVD-based equipment that facilitate the home theater experience. The Home AV market continues to represent an important revenue base, and it continues to present opportunities for growth for our high-definition sound technologies. While DVD is on the decline, soundbars are now our focus for growth within the Home AV market.

  Automotive

        The automotive market is comprised of infotainment systems, which may include network connectivity. New vehicle production has grown from 82 million units in 2012 to 84 million units in 2013 and 88 million units expected in 2014, and a growing percentage of consumers are purchasing new automobiles equipped with infotainment systems. As the trend toward network connectivity transitions into the automotive market, there is opportunity for us to benefit from the increase in demand for our solutions beyond optical disc based infotainment systems. The growing prevalence of using mobile consumer electronics for hosting personal music and movie libraries has prompted automobile manufacturers to enhance their vehicles by allowing mobile devices to interact with automotive infotainment systems.

        Our key strategy in the automotive market has always been the collaboration with automobile manufacturers and their audio systems suppliers to use and incorporate our audio solutions at the factory level. We are seeing an increase in the amount of automobile manufacturers who are offering the option of ordering factory installed Blu-ray Disc players into the rear of their vehicles for passenger enjoyment. For example, Toyota, Chrysler and GM all have Blu-ray Disc systems available in their models. Since we have a mandatory position in the Blu-ray market, we believe that this will further expand the use of our solutions within the automotive market, offering us an increasing opportunity to enhance the integration of mobile devices into any vehicle by enabling seamless conversion between stereo and surround sound audio for the ultimate high-definition experience.

        Recently, we announced a partnership with Aupeo, a German internet radio service company, to create the first streaming audio platform capable of streaming music in DTS-HD surround sound, allowing consumers to receive immersive high-quality audio on their cars' premium sound systems. We continue to collaborate with other automobile manufacturers, including many luxury brands, such as Cadillac, Lincoln, Acura, BMW, and Audi, to incorporate our audio solutions into certain models.

  Broadcast/OTT

        The broadcast market, including over-the-top ("OTT") services, is generally comprised of broadcast hardware and STBs, which bring digital and high-definition broadcasts into households. The comprehensive migration of national broadcasters to digital transmission, combined with growing interest in high-definition broadcast around the world has set the stage for increased demand for STBs and high-definition TVs over the next few years.

        Our key strategy in the broadcast market is to actively work with broadcasters, operators, international standards organizations and STB manufacturers to expand the penetration of our solutions to help them meet the increasing demand for high-definition audio delivery. Since 2009, our DTS Neural Surround™ technology has been integrated into the National Football League's international HD broadcast of the Super Bowl, providing TV viewers across the globe the opportunity to experience the game in full 5.1 surround sound. Also, we continue to maintain the following alliances:

  •
  Bouygues Telecom, a leading French telecom company, where we are providing advanced audio solutions for their video on demand ("VOD") service, Bbox VOD, delivering to consumers the ultimate VOD entertainment experience.

  •
  Chinese FM radio broadcasters to deliver DTS 5.1 content. By incorporating DTS Neural Sound technology, which has been widely embraced in the United States ("U.S.") for live sports and HD radio broadcasts, this makes Guangzhou Broadcasting Network (GZBN) and Anhui FM the first radio stations to offer surround sound radio broadcasts in China.

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

        With ongoing growth in cloud-based content delivery, we have maintained a strategy focused on increasing DTS support among streaming solutions and tools providers within this ecosystem to enable our audio technologies in network-connected devices. Connected devices with varying content delivery requirements necessitate production tools capable of delivering high volumes of digital content files in multiple formats. Our production tools include multiplexers, transcoders and automated quality control tools, an area in which we have made significant progress. Examples of our progress in tools for connected entertainment include:

  •
  Digital Rapids' launch of its Transcode Manager 2.0 tool supporting DTS-HD encoding for the UltraViolet format, as well as the new streaming format, MPEG-DASH

  •
  Elemental Technologies' launch of its Elemental Server tool supporting DTS-HD encoding for the UltraViolet format

  •
  Rovi's launch of its TotalCode tools supporting DTS-HD encoding for the UltraViolet format, as well as its next-generation DivX Plus Streaming format

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

Additional progress in tools for Blu-ray Disc includes the following product releases:

  •
  CyberLink's PowerDirector 10 video editing toolset includes DTS 5.1 Producer, an encoding technology for surround sound audio that delivers high-quality immersive sound when creating digital content, bringing advanced professional-grade audio capabilities to the home stage for Blu-ray Disc authoring. This partnership marks our first consumer-level tools offering.

  •
  Adobe added support for DTS-HD audio codec profiles into its Creative Suite 6 video tools, enabling professionals and consumers alike to create Blu-ray Discs with the same audio technology featured on most Hollywood titles. This collaboration marks the first "prosumer" offering capable of Blu-ray Disc authoring with DTS-HD Master Audio technology.

Research and Development

        As demonstrated by our portfolio of industry-recognized, advanced technologies, we are centered on strong research and development abilities. We were founded with key research and development that focused on providing unique, cost effective and differentiated solutions, and we continue to develop new technologies with this same goal in mind.

        As we have grown, new technologies have not only been developed internally, but also acquired from outside sources. Our technologies, and the talent and knowledge that created it, are key elements of our research and development base and will continue to be a source of new solutions going forward.

        We have a group of 151 engineers and scientists, including 18 PhDs, focused on research and development. This group oversees our product development efforts and is responsible for implementing our technology into existing and emerging products. We carry out research and development activities in the U.S., China, Japan, South Korea, Northern Ireland, Singapore and Taiwan.

        Our research and development expenses totaled approximately $31.1 million during 2013, $25.8 million during 2012 and $13.5 million during 2011. We expect that we will continue to commit significant resources to research and development efforts in the future, particularly in support of our expansion across a wide variety of digital audio content and playback devices.

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

        Our audio technologies are also embodied in the form of proprietary software to which we retain the copyrights. Accordingly, copyrights are an important component of our intellectual property.

        Our trademarks consist of many individual word marks, logos and slogans registered and in use throughout the world. The marks cover our various products, technology, improvements and features as well as the services that we provide. Our trademarks are an integral part of our licensing program and, generally, are required to be used on licensed products to identify the source of the technology in the device, to provide greater consumer awareness and to advance the sales of the licensed products bearing the trademarks. In addition to over one hundred trademark registrations, we also have numerous trademark applications pending worldwide, with additional marks in the pre-application phase.

        It is our general practice to file patent applications for our technology in the U.S. and various foreign countries where our customers manufacture, distribute or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our patent portfolio have an average life of 20 years from their date of filing. A number of our patents have expiration dates ranging from 2015 to 2030. The patents that expire sooner primarily cover the process of producing media containing DTS and high-definition audio as well as the individual finished product. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.

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

        The majority of standards we actively participate in are produced by industry-related organizations. These bodies adopt standards based on industry evaluations and discussions across effected constituencies finalizing with consensus voting as to the best solution around which to standardize. The industry standards we participate in include the following:

• The Alliance for Telecommunications Industry Solutions (ATIS)	• Advanced Television Systems Committee (ATSC)	• Audio Engineering Society (AES)
• Blu-ray Disc Association (BDA)	• Connected Media Experience	• Consumer Electronics Association (CEA)
• DASH Industry Forum (DASH-IF)	• Digital Entertainment Content Ecosystem (DECE)	• Digital Living Network Alliance (DLNA)
• Digital Video Broadcast (DVB)	• European Broadcast Union (EBU)	• GENIVI
• High-Definition Multimedia Interface (HDMI)	• Hybrid Broadcast Broadband TV (HbbTV)	• The Khronos Group
• Open IPTV Forum (OIPF)	• Secure Content Storage Association (SCSA)	• Society of Cable Telecommunications Engineers (SCTE)
• Society for Motion Picture and Television Engineers (SMPTE)	• Telecommunications Technology Association of Korea (TTA)	• Wi-Fi Alliance

        Some standards bodies are now "open standards" that require all technologies included in the standard be included on non-proprietary and intellectual-property "free" technology platforms in which no company maintains ownership over the dominant technologies. We are actively engaging these bodies to determine how we may participate and the potential impact on our business model and future go to market strategies.

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

        In order to maximize our opportunities in the network-connected markets, we continue our consumer marketing campaign to position DTS as the company that cares about sound, and the company that makes connected devices sound better by delivering solutions that makes media experiences engaging and exciting. The campaign "Sound Changes the Way We See" has hit a chord with younger connected consumers and outperformed industry metrics for digital media delivery and social media engagement. Digital and social media has been a key focus of this campaign, and in 2013, we reached nearly three million digital video views and surpassed one million followers on our Facebook page.

        We believe that continued targeted investment in the DTS brand, the strong adoption of DTS as the preferred audio format for Blu-ray Disc content and our further expansion into network-connected devices will result in the proliferation of the DTS brand into expanding categories of consumer electronics, and in turn, grow the consumer awareness of and appeal for the DTS brand.

Licensing to Customers

        We have two licensing teams, one headquartered in Limerick, Ireland and one in California, that market our technology directly to consumer electronics products manufacturers and to semiconductor manufacturers. We also have customer focused employees located in the U.S., Europe, China, Hong Kong, Japan, South Korea, Taiwan and Singapore. We believe that locating staff near the leading consumer electronics and semiconductor manufacturers is essential to providing the level of customer support necessary in today's rapidly evolving global marketplace.

        We license our technology to consumer electronics products manufacturers primarily through a two-step process:

  •
  Semiconductor Manufacturers.  First, we license to a substantial number of major semiconductor manufacturers a limited set of rights to incorporate our technology in their semiconductors, or chips, and to sell these chips supporting DTS technology to our consumer electronics products manufacturer licensees.

  •
  Consumer Electronics Products Manufacturers.  Secondly, we license hardware manufacturers a limited set of rights to utilize our technology in their physical products. Our business model typically provides for us to receive a per-unit royalty for products produced by the consumer manufacturer licensees that contain our technologies.

        As part of the licensing terms for both semiconductor and hardware manufacturer licensees, we typically receive fees for access to our developer kits and for product certification. Generally, we license on a non-exclusive, worldwide basis. We require that all licensees have their integrated circuits or hardware devices certified by us prior to distribution. We reserve the right to audit their books, records and quality standards. Licensees are generally required to display the appropriate DTS trademark on the products they manufacture.

        We have licensed our technologies and our trademarks to substantially all of the major consumer electronics products manufacturers worldwide. Collectively, these manufacturers have sold billions of DTS-licensed consumer electronics products. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and/or companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounts for more than 10% of total revenues for the year ended December 31, 2013. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements, "Significant Accounting Policies".

  Content Providers

        We have sold or provided our digital sound encoding software to many of the leading home video and music content providers and professional audio facilities, enabling them to create high-definition DTS-enabled content. We believe that allowing easy access to DTS encoders will result in more DTS content, which we believe will drive consumer demand for DTS-enabled electronics products. To date, thousands of Blu-ray Disc and DVD titles have been produced with DTS high-definition audio tracks. In fact, according to Nielsen, 85% of the top 100 Blu-ray titles sold in 2013, including nine out of the top ten movies in 2013, were encoded with DTS-HD Master Audio.

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

        In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer Institut Integrierte Schaltungen, Koninklijke Philips Electronics N.V., and various other consumer electronics products manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, significantly greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free.

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

        We have been successful in penetrating the consumer electronics markets and building and growing market share. Many top selling Blu-ray Dics and DVDs contain high-definition soundtracks in our format, and a substantial majority of consumer electronics products with high-definition or surround sound audio capability incorporate our technology, trademarks or know-how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.

        We believe there are significant barriers to entry into the consumer electronics products market, such as our mandatory status in the Blu-ray format. Also, the standards relating to DVD are well established and support a limited number of technologies, including our codecs. Numerous other standards in which we participate support a limited number of technologies, including various DTS technologies.

Employees

        As of December 31, 2013, we had 373 employees, which includes 151 employees classified on our consolidated statements of operations as research and development and 222 classified as selling, general and administrative. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Risks Related to Our Business

A continued decline in optical disc based media consumption and our inability to further penetrate the on-line and mobile content delivery markets and adapt our technologies for those markets could adversely impact our revenues and ability to grow.

        Movie and music content has historically been purchased and consumed primarily via optical disc based media, such as Blu-ray Disc, DVD, and CD. However, the growth of the internet and home computer usage, connected TVs, set-top boxes, tablets, smartphones, and other devices, along with the rapid advancement of on-line and mobile content delivery has resulted in the recent trend to entertainment download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc based media to on-line and mobile media content consumption to continue, which may result in further declines in revenue from DVD and Blu-ray Disc players that incorporate our technologies.

        Also, the services that provide movie content from the cloud are not generally governed by international or national standards and are thus free to choose any media format(s) in order to deliver their products and services. This freedom of choice on the part of on-line and mobile media content providers could limit our ability to grow if such content providers do not incorporate our technologies into their services, which could affect demand for our technologies.

        Furthermore, our inclusion in mobile devices may be less profitable for us than DVD and Blu-ray Disc players. The on-line and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. Any of the foregoing could adversely affect our business and operating results.

We may not be able to evolve our technologies, products, and services or develop new technology, products, and services that are acceptable to our customers or the changing market.

        The market for our technologies, products, and services is characterized by:

  •
  rapid technological change and product obsolescence;

  •
  new and improved product introductions;

  •
  changing customer demands;

  •
  increasingly competitive product landscape; and

  •
  evolving industry standards.

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

        Standards-setting bodies may require the use of open standards, meaning that the technologies necessary to meet those standards are publicly available, free of charge and often on an "open source" basis. These standards are a relatively recent and limited occurrence and have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. If the concept of open standards gains industry momentum in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our business.

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and/or companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation, which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounts for more than 10% of total revenues for the year ended December 31, 2013. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements, "Significant Accounting Policies". Although we have agreements with many of our customers, many of these agreements do not require any material minimum purchases or minimum royalty fees and typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

We face intense competition. Certain of our competitors have greater resources than we do.

        The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc., who competes with us in most of our markets. We also compete with other companies offering digital audio technology incorporated into consumer electronics product and entertainment mediums, such as Fraunhofer Institut Integrierte Schaltungen and Koninklijke Philips Electronics N.V. (Philips).

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has also achieved mandatory standard status in product categories that we have not, including terrestrial digital TV broadcasts in the U.S. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

Our customers who are also our current or potential competitors may choose to use their own or competing technologies rather than ours.

        We face competitive risks in situations where our customers are also current or potential competitors. For example, certain of our licensee customers maintain in-house audio engineering teams. To the extent that our customers choose to use technologies they have developed or in which they have an interest, rather than use our technologies, our business and operating results could be adversely affected.

Our business and prospects depend upon the strength of our brand, and if we do not maintain and strengthen our brand, our business will be materially harmed.

        Establishing, maintaining and strengthening our "DTS" brand is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high-quality products, services and technologies to the consumer electronics and entertainment industries. If we fail to promote and maintain our brand successfully, our business and prospects may suffer. Moreover, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brand, because professional organizations and industry participants are more likely to incorporate technologies developed by a well-respected and well-known brand into standards.

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

  •
  expand and defend our intellectual property portfolio; and

  •
  upgrade our operational and financial systems, procedures, and controls.

        As a result, we will need to grow our revenues and manage our costs in order to positively impact profitability. In addition, we may fail to accurately estimate and assess our increased operating expenses as we grow.

We may have difficulty managing any growth that we might experience.

        As a result of a combination of organic growth and growth through acquisitions, such as our 2012 acquisitions of SRS and Phorus, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part upon the ability of our management team to manage any growth effectively. This will require our management to:

  •
  hire and train additional personnel;

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

We may not successfully address problems encountered in connection with acquisitions or strategic investments.

        We consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. While we have acquired a number of businesses in the past, our history of acquiring and integrating businesses is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded business, which could pose substantial challenges for management. Acquisitions and strategic investments involve numerous risks and potential difficulties, including:

  •
  problems assimilating the purchased technologies, products, or business operations;

  •
  significant future charges relating to in-process research and development and the amortization of intangible assets;

  •
  significant amount of goodwill and intangible assets that are not amortizable and are subject to annual impairment review and potential impairment losses;

  •
  problems maintaining and enforcing uniform standards, procedures, controls, policies and information systems;

  •
  unanticipated costs, including accounting and legal fees, capital expenditures, and transaction expenses;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  risks associated with entering markets in which we have no or limited experience;

  •
  unanticipated or unknown liabilities relating to the acquired businesses;

  •
  the need to integrate accounting, management information, manufacturing, human resources and other administrative systems and personnel to permit effective management; and

  •
  potential loss of key employees of acquired organizations.

        If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries. Also, the anticipated benefit of our acquisitions and investments may not materialize, whether because of failure to obtain stockholder approval or otherwise. Future acquisitions and investments could result in potentially dilutive issuances of our equity securities, the incurrence of debt or contingent liabilities, amortization expenses, or impairment losses on goodwill and intangible assets, any of which could harm our operating results or financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

If we are unable to maintain a sufficient amount of entertainment content released with DTS audio soundtracks, demand for the technologies, products, and services that we offer to consumer electronics products manufacturers may significantly decline, which would adversely impact our business and prospects.

        We expect to derive a significant percentage of our revenues from the technologies, products, and services that we offer to manufacturers of consumer electronics products. We believe that demand for our DTS audio technologies in growing markets for multi-channel audio, including automobiles, video game consoles, soundbars, TVs, tablets and mobile phones will be based on the number, quality, and popularity of the movies, music, and video games either released with DTS audio soundtracks or capable of being coded and played in DTS format. Although we have existing relationships with many leading providers of movie, music, computer, and video game content, we generally do not have contracts that require these parties to develop and release content with DTS audio soundtracks. Accordingly, our revenue could decline if these parties elect not to incorporate DTS audio into their content or if they sell less content that incorporates DTS audio.

        In addition, we may not be successful in maintaining existing relationships or developing new relationships with other existing or new content providers. As a result, we cannot assure you that a sufficient amount of content will be released in a DTS audio format to ensure that manufacturers continue offering DTS decoders in the consumer electronics products that they sell.

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

        Except for Blu-ray products, where our technology is mandatory, we are dependent upon our customers and licensees—including consumer electronics products manufacturers, semiconductor manufacturers, producers and distributors of content for movies, TV shows, music, and games—to incorporate our technologies into their products, purchase our products and services, or release their content in our proprietary DTS audio format. Although we have contracts and license agreements with many of these companies, generally, these agreements do not require any minimum purchase commitments, are on a non-exclusive basis, and do not require incorporation or use of our technologies, trademarks or services. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future. Accordingly, our revenue will decline if our customers and licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuit ("ICs"), for sale to our consumer electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

        Our licensing revenue from consumer electronics products manufacturers depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics products manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling, for any reason, to implement our technologies into their ICs, or if, for any reason, they sell fewer ICs incorporating our technologies, our operating results will be adversely affected.

The licensing of patents constitutes a significant source of our revenue. If we do not replace expiring patents with new patents or proprietary technologies, our revenue could decline.

        We hold patents covering much of the technologies that we license, and our licensing revenue is tied in large part to the life of those patents. Our right to receive royalties related to our patents terminates with the expiration of the last patent covering the relevant technologies. Accordingly, to the extent that we do not replace licensing revenue from technologies covered by expiring patents with licensing revenue based on new patents and proprietary technologies, our revenue could decline.

Our business is partially dependent upon the sales of Blu-ray Disc products, and to the extent that consumer use of Blu-ray Disc products declines, our business may be adversely affected.

        Past growth in our business has been largely due to the rapid growth in sales of DVD based products and home theater systems incorporating our technologies. More recently, our mandatory inclusion in the Blu-ray standard represented a significant opportunity. We expect markets for optical disc based products to mature and eventually decline in favor of an expanding market for network-based entertainment delivery. If the pace of our participation in network-based entertainment lags the eventual decline in our optical disc based media business, our operating results and prospects could be adversely affected.

Our technologies and products are complex and may contain errors that could cause us to lose customers, damage our reputation, or incur substantial costs.

        Our technologies or products could contain errors that could cause our technologies or products to operate improperly and could cause unintended consequences. If our technologies or products contain errors, we could be required to replace them, and if any such errors cause unintended consequences, we could face claims for product liability. Although we generally attempt to contractually limit our exposure to incidental and consequential damages, as well as provide insurance coverage for such events, if these contract provisions are not enforced or are unenforceable for any reason, if liabilities arise that are not effectively limited, or if our insurance coverage is inadequate to satisfy the liability, we could incur substantial costs in defending or settling product liability claims.

We are dependent upon certain key employees.

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

  •
  not maintaining a competitive compensation package, including cash and equity compensation;

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

        Negative trends in the general economy could cause a downturn in the market for our technologies, products and services, as many of the products in which our technologies are incorporated are discretionary goods, including TVs, PCs, and mobile devices. Continued weakness in the global financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit and equity markets. This continued weakness may adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees or other customers to obtain credit to finance their operations, including financing the manufacture of products containing our technologies, and delays in reporting or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including increased cost of commodities, widespread employee layoffs, actual or threatened military action by the U.S. and the continued threat of terrorism, have resulted in decreased consumer confidence, disposable income and spending. Continuation of or any further reduction in consumer confidence or disposable income may negatively affect the demand for consumer electronics products that incorporate our technologies.

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

        In addition, we actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, trademarks, or know-how without a license or who have underreported to us the amount of royalties owed under license agreements with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to manufacturing activities from prior periods, and we may incur expenditures related to enforcement activity. These royalty recoveries and expenditures, as applicable, may cause revenues to be higher than expected, or results to be lower than expected, during a particular reporting period and may not recur in future reporting periods. Such fluctuations in our revenues and operating results may cause declines in our stock price.

We rely on the accuracy of our customers' manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

        Most of our revenues are generated from consumer electronics products manufacturers who license and incorporate our technology in their consumer electronics products. Under our existing agreements, these customers pay us per-unit licensing fees based on the number of consumer electronics products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. Most of our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part upon the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

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

  •
  the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

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

        In the past, we have been a party to litigation related to protection and enforcement of our intellectual property, and we may be a party to additional litigation in the future. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technologies in particular ways or at all. If an unfavorable ruling occurred, our business and operating results could be materially harmed. In addition, any protracted litigation could divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

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

        We market and sell our products and services outside the U.S. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the U.S. As a key component of our business strategy, we intend to expand our international sales and customer support. During the year ended December 31, 2013, nearly 90% of our revenues were derived internationally. We face numerous risks in doing business outside the U.S., including:

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

        Our international revenue is mostly denominated in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their royalty obligations to us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the JPY, EUR, RMB, KRW, HKD, TWD, SGD and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 and 2012, because material weaknesses existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes and for revenue under license agreements with non-standard financial terms. See Item 9A—Controls and Procedures.

        In order to remediate the material weakness in our internal control over financial reporting related to the accounting for income taxes, we implemented a plan to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. In addition, in order to remediate the material weakness in our internal control over financial reporting related to the accounting for revenue under license agreements with non-standard financial terms, we implemented a plan to enhance our control procedures with respect to the identification and review of revenue under agreements with non-standard financial terms, including performing additional analysis of our license agreements to evaluate the non-standard financial terms and additional accounting research and preparing detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the U.S. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties, we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or material errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the possibility that we would be required to adopt International Financial Reporting Standards ("IFRS"). In order to comply with IFRS requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs.

        We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

Current and future governmental and industry standards may significantly limit our business opportunities.

        Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. For example, both our digital multi-channel audio technology and Dolby's have optional status in Blu-ray, while both our two-channel output and Dolby's technologies have been selected as mandatory standards in Blu-ray. However, if either or both of these standards are re-examined or a new standard is developed, we may not be included as mandatory in any such new or revised standard which would cause revenue growth in that area of our business to be significantly lower than expected and could have a material adverse effect on our business.

        Various national governments have adopted or are in the process of adopting standards for all digital TV broadcasts, including cable, satellite, and terrestrial. In the U.S., Dolby's audio technology has been selected as the sole, mandatory audio standard for terrestrial digital TV broadcasts. As a result, the audio for all digital terrestrial TV broadcasts in the U.S. must include Dolby's technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our audio technology may never be included in that standard. Certain large and developing markets, such as China, have not fully developed their digital TV standards. Our technology may or may not ultimately be included in these standards.

        As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for PCs. We may not be successful in our efforts to include our technology in any such standards.

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

We have a limited operating history in certain new and evolving consumer electronics markets.

        Our technologies have only recently been incorporated into certain markets, such as TVs, PCs, and mobile products. We do not have the same experience in these markets as in our traditional consumer electronics business, nor do we have as much operating history as other companies, such as Dolby Laboratories, Inc. As a result, the demand for our technologies, products, and services and the income potential of these businesses is unproven. In addition, because our participation in these markets is relatively new and rapidly evolving, we may have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Before investing in our common stock, you should consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets such as ours. We may not be able to successfully address any or all of these risks.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in both the U.S. and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service ("IRS") is examining our 2009 to 2011 federal income tax returns. The State of California is examining our 2009 and 2010 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

We incurred a significant amount of indebtedness in connection with the SRS acquisition. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

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

  •
  causing us to use a larger portion of our cash flows to fund interest and principal payments, reducing the availability of cash to fund working capital and capital expenditures and other business activities;

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

        Our capital requirements will depend upon many factors, including:

  •
  acceptance of, and demand for, our technologies, products and services;

  •
  the costs of developing new technologies or products;

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

        Attempts by others to gain unauthorized access to information technology systems, including systems designed and managed by third parties, are becoming more sophisticated and successful. These attempts can include introducing malware to computers and networks, impersonating authorized users, overloading systems and servers and data theft. While we seek to detect and investigate any security issue, in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. Further, disruptions to certain of our information technology systems could have severe consequences to our business operations, including financial loss and reputational damage.

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

        In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board, and could delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and principal office is located in Calabasas, California, where we own real property, which includes an approximately 89,000 square foot building. We lease smaller facilities in other locations including the U.S., Republic of Ireland, Hong Kong, China, the United Kingdom, Japan, South Korea, Taiwan and Singapore. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "DTSI". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2012
First Quarter	$31.32	$24.44
Second Quarter	$32.00	$24.98
Third Quarter	$27.04	$17.69
Fourth Quarter	$24.46	$13.90
2013
First Quarter	$20.74	$16.25
Second Quarter	$23.25	$15.35
Third Quarter	$24.24	$19.61
Fourth Quarter	$24.65	$19.48

        As of January 31, 2014, there were approximately 3,600 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

SALES OF UNREGISTERED SECURITIES

        During the year ended December 31, 2013, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

 STOCK PERFORMANCE GRAPH

        The following graph and table compares the cumulative total stockholder return on our common stock to that of the NASDAQ Market Index and the Russell 2000 Index for the five fiscal year period ending December 31, 2013, the date of our fiscal year end. The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2008 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
DTS, Inc.	$100.00	$186.43	$267.30	$148.45	$91.01	$130.30
NASDAQ Market Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Russell 2000 Index	$100.00	$127.17	$161.33	$154.60	$179.88	$249.71

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds to support our operations and to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, contract restrictions, future prospects, and other factors as the Board of Directors may deem relevant. In addition, the provisions of our loan agreement limit, among other things, our ability to pay dividends. Refer to Note 9 of our consolidated financial statements, "Long-term Debt" for additional information relating to the loan agreement.

 ISSUER PURCHASES OF EQUITY SECURITIES

        Stock repurchase activity during the quarter ended December 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
October 1, 2013 through October 31, 2013	—	—		—	780,440
November 1, 2013 through November 30, 2013	678,286	$20.89		677,103	103,337
December 1, 2013 through December 31, 2013	103,337	$22.05		103,337	—

Total	781,623	$21.04	(3)	780,440	—

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

(3)
Represents weighted average price paid per share during the quarter ended December 31, 2013.

Item 6.    Selected Financial Data

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

        During the first quarter of 2007, DTS Digital Cinema's assets and liabilities were classified as held for sale and its operations were reported as discontinued operations. As a result, operations of DTS Digital Cinema for 2010 and 2009 have been reflected as discontinued.

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

	For the Years Ended December 31,
	2013		2012	2011	2010		2009
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$125,148		$100,649	$96,922	$87,096		$77,722
Cost of revenue	9,788		4,347	860	1,583		1,766

Gross profit	115,360		96,302	96,062	85,513		75,956
Operating expenses:
Selling, general and administrative(1)	79,753		78,409	52,904	49,035		48,717
Research and development(2)	31,145		25,774	13,539	12,075		9,087
Change in fair value of contingent consideration	(6,000)	(3)	—	—	—		—
Impairment of intangible assets	2,820	(4)	—	—	—		—

Total operating expenses	107,718		104,183	66,443	61,110		57,804

Operating income (loss)	7,642		(7,881)	29,619	24,403		18,152
Interest and other income (expense), net	(521)		(352)	311	418		1,063

Income (loss) from continuing operations before income taxes	7,121		(8,233)	29,930	24,821		19,215
Provision (benefit) for income taxes	(8,634)	(5)	7,665 (6)	11,661	9,781		8,525

Income (loss) from continuing operations	15,755		(15,898)	18,269	15,040		10,690
Income (loss) from discontinued operations, net of tax	—		—	—	1,001	(7)	(88)

Net income (loss)	$15,755		$(15,898)	$18,269	$16,041		$10,602

Net income (loss) per common share:
Basic:
Continuing operations	$0.87		$(0.91)	$1.08	$0.88		$0.62
Discontinued operations	—		—	—	0.06		—

Net income (loss)	$0.87		$(0.91)	$1.08	$0.94		$0.62

Diluted:
Continuing operations	$0.86		$(0.91)	$1.04	$0.84		$0.60
Discontinued operations	—		—	—	0.06		—

Net income (loss)	$0.86		$(0.91)	$1.04	$0.90		$0.60

Weighted average shares outstanding:
Basic	18,097		17,466	16,982	17,041		17,145

Diluted	18,334		17,466	17,575	17,805		17,689

(1)
Includes $1,528 and $13,469 for the year ended December 31, 2013 and 2012, respectively, of acquisition and integration related costs from our aforementioned acquisitions. For additional information, refer to Note 6 of our consolidated financial statements, "Business Combinations".

(2)
Includes $38 and $2,234 for the year ended December 31, 2013 and 2012, respectively, of acquisition and integration related costs from our aforementioned acquisitions. For additional information, refer to Note 6 of our consolidated financial statements, "Business Combinations".

(3)
For the year ended December 31, 2013, we recorded decreases to the fair value of the contingent consideration associated with the Phorus acquisition, resulting in a gain. For additional information refer to Note 4 of our consolidated financial statements, "Fair Value Measurements".

(4)
For the year ended December 31, 2013, we recorded an impairment charge relating to certain intangibles associated with Phrous. For additional information refer to Note 7 of our consolidated financial statements, "Goodwill and Other Intangibles".

(5)
Includes a $7,919 tax benefit as a result of a release of the valuation allowance on U.S. federal deferred tax assets. For additional information, refer to Note 11 of our consolidated financial statements, "Income Taxes".

(6)
In 2012, we established a valuation allowance against our deferred tax assets as a result of determining that it was more likely than not that our U.S. federal deferred tax assets would not be realized. For additional information, refer to Note 11 of our consolidated financial statements, "Income Taxes".

(7)
Includes proceeds from a settlement and release agreement, dated June 22, 2010, with Datasat Digital Entertainment, Inc., Beaufort International Group Plc and Datasat Communications Limited (collectively the "Datasat Parties"), providing that the Datasat Parties paid us $2,000 and pursuant to which the Datasat Parties would be released from the obligation to pay us any further consideration associated with the purchase of our former digital cinema business on May 9, 2008.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$71,029	$72,045	$85,641	$96,131	$75,351
Working capital	71,553	67,169	90,891	95,394	83,725
Total assets	241,798	247,059	159,470	172,295	154,218
Total long-term liabilities	33,480	39,817	7,886	8,596	5,862
Total stockholders' equity	183,112	180,926	145,802	147,568	141,824

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries. References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. The financial results for 2012 include SRS Labs, Inc. ("SRS") and Phorus, Inc. and Phorus, LLC (collectively "Phorus") from the dates of their respective acquisition.

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

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the Notes included elsewhere in this Form 10-K.

Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. We exist to make the world sound better. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio which are incorporated by hundreds of licensee customers around the world, into an array of consumer electronics devices, including televisions ("TVs"), personal computers ("PCs"), smartphones, tablets, digital media players, video game consoles, Blu-ray Disc players, audio/video receivers ("AVRs"), soundbars, DVD based products, automotive audio systems, set-top-boxes ("STBs"), and home theater systems.

        We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model typically provides for these manufacturers to pay us a per-unit amount for DTS-enabled products that they manufacture.

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

        Our cost of revenues consists primarily of amortization of acquired intangibles, and also includes costs for products and materials, and payments to third parties for copyrighted material.

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

  Acquisition of SRS

        On July 20, 2012, we acquired SRS pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among us, DTS Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), DTS LLC, a single member limited liability company and our wholly owned subsidiary ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as our wholly owned subsidiary (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and our wholly owned subsidiary.

        In connection with the Merger, we issued 2.3 million shares of our common stock and paid $66.9 million in cash to former SRS stockholders and paid $13.3 million in cash to former SRS equity award holders. Aggregate consideration for this acquisition was valued at $124.8 million, based on a $19.32 per share closing price of our common stock on July 20, 2012.

  Acquisition of Phorus' Assets

        On July 5, 2012, we acquired substantially all of the assets of Phorus pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, we paid initial cash consideration of $3.0 million upon the closing of the acquisition, and may have been required to pay up to an additional $10.0 million in consideration subject to the achievement of certain revenue milestones. In October 2013, the Asset Purchase Agreement was amended to reduce the total potential contingent consideration to $2.0 million, and the revenue milestones were reduced to reflect changes made in the Phorus business model.

        For additional information relating to the Merger and the Asset Purchase Agreement, refer to Note 6, "Business Combinations".

Executive Summary

Financial Highlights

  •
  Revenues for the quarter and year ended December 31, 2013 were $37.1 million and $125.1 million, respectively, which are record quarterly and annual revenues for us.

  •
  Revenues increased 24% for the year ended December 31, 2013, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $3.9 million for the year ended December 31, 2013, compared to the same prior year period.

  •
  Royalties from network-connected markets increased 94% for the year ended December 31, 2013, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue has been primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players, in general, has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices—what we call the network-connected markets. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our primary focus to providing end-to-end audio solutions to the network-connected markets, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets.

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. In 2012, we joined forces with Deluxe Digital Distribution to expand our presence in cloud-based content. In the second quarter of 2013, we announced that Best Buy's CinemaNow is pairing its movie and TV show libraries with powerful DTS-HD surround sound. In July 2013, our DTS-HD codec was selected by Paramount Pictures as a surround sound format for the release of its content in the UltraViolet Common File Format, which will further expand our presence in cloud-based content. In September 2013, we announced that Elemental Technologies and castLabs will support live streaming of DTS-HD content through the MPEG-DASH format, and that Digital Rapids will support the production of DTS-HD content in the HTTP Live Streaming (HLS) and Microsoft Smooth Streaming formats. To date, our premium audio technologies have been integrated into thousands of titles, and we are actively pursuing other partnerships to expand the integration of our premium audio technologies into streaming content.

        One of the largest challenges we face is the growing consumer trend toward open platform, on-line entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging consumer electronics markets. We believe that although the trend has begun, any transition to such open platform, on-line entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether optical disc based or on-line, which creates a substantial opportunity for our technologies to extend into network-connected products that may not have an optical disc drive. During the transition period, we expect that optical disc based media will continue to contribute meaningfully to our revenues, while on-line entertainment formats will continue to grow and thrive.

        Further, we currently face challenges regarding the impact of the ongoing global economic downturn on consumer buying patterns. While we do not have visibility into the timing or extent of an economic recovery, we continue to remain optimistic that our revenues will continue to grow.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; income taxes; and business combinations. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates.

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

    We actively police and enforce our intellectual property, and pursue third parties who utilize our intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate, as a change in accounting estimate.

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

    Revenues from licensing audio technology, trademarks, and know-how are generated from licensing agreements with consumer electronics products manufacturers that generally pay a per-unit license fee for products manufactured or shipped, as set forth in those license agreements. Licensees generally report manufacturing or shipping information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture or shipment, provided amounts are fixed or determinable and collection is reasonably assured, since we cannot reliably estimate the amount of revenue earned prior to our receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

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

    For certain licensing agreements, licensees pay a flat fee for the right to license certain technology over the contract term. Typically, the agreement stipulates a flat fee that corresponds to a minimum number of units or dollars, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, we have continuing obligations relating to other rights and services provided over the term of the contract. As such, we recognize the minimum or flat fee amount on these agreements as revenue ratably over the duration of contract term as all contractual obligations are met. Consistent with the aforementioned policy for per-unit license fee agreements, we recognize revenue relating to any additional per-unit fees on a quarter lag basis, since we cannot reliably estimate the amount of revenue earned from additional units manufactured or shipped prior to the receipt of licensee reports.

  •
  Goodwill, Other Intangible Assets and Long-Lived Assets.  We evaluate the carrying value of goodwill and indefinite-lived intangibles for impairment on an annual basis as of October 31 of each year, or more frequently if events or circumstances indicate that the goodwill and other intangibles might be impaired. We evaluate goodwill for impairment at the reporting unit level, which is identified based on our current organizational structure, availability of discrete financial information, and economic similarity of the components under our operating segment. During the annual strategic planning process in the third quarter of 2013, we changed the business model relating to Phorus resulting in the identification of the Phorus business as a separate reporting unit from the rest of DTS for the purpose of testing goodwill for impairment. Goodwill was reassigned to each reporting unit using the relative fair value approach. As a result of revised forecasts developed during our annual strategic planning process and lower than expected historical results in the Phorus reporting unit, we concluded that there were indications of potential impairment of the goodwill and indefinite-lived intangibles attributable to the Phorus reporting unit during the third quarter of 2013. Therefore, we performed an interim impairment test on the Phorus reporting unit. Subsequently, we performed our annual assessment of impairment for both reporting units.

    Impairment of indefinite-lived intangibles is tested by estimating the fair value of the assets, and an impairment charge would be recorded to the extent that the carrying amount of such assets exceeds the estimated fair value. Evaluation of the recoverability of goodwill includes valuation of the underlying reporting unit using fair value techniques, which may include both income and market approaches. If the carrying value of the reporting unit exceeds its estimated fair value, or if the reporting unit has a negative carrying value and we believe it is more likely than not that a goodwill impairment exists, we would proceed to estimate the fair value of the goodwill and compare it to the carrying value to test for impairment and quantify an impairment charge, if any. We would record an impairment charge in an amount equal to the excess of the carrying value of the goodwill over the estimated fair value. Goodwill impairment is measured subsequent to the completion of any impairment of all other intangible and long-lived assets associated with the reporting unit.

    We periodically assess potential impairments of other definite-lived intangibles and long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or projected future operating results; significant changes in the strategy of our overall business; and significant negative industry or economic trends. Due to the aforementioned revised forecasts and the lower than expected historical results for the Phorus business, we also tested definite-lived intangibles associated with the Phorus reporting unit for impairment in the third quarter of 2013.

    If we are unable to finalize the results of impairment tests prior to the issuance of our financial statements and an impairment charge is probable and can be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustments to that estimate in subsequent reporting periods, once we have finalized the results of the impairment tests.

    For additional information refer to Notes 2 and 7, "Significant Accounting Policies" and "Goodwill and Other Intangibles", respectively.

    Significant judgments are required in assessing impairment of goodwill and other intangibles, which includes estimating future revenues, cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the amount of impairment charges, if any. The estimates used represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill, other intangibles and long-lived assets.

  •
  Stock-based Compensation.  Stock-based compensation charges for stock options are based upon the fair value of each award on the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk free interest rate, expected lives, dividend yield, and the expected volatility of our stock. Additionally, we reduce stock-based compensation expense for estimated forfeitures based on our historical experience. We estimate forfeitures at the time of the grant and revise our estimate, if necessary, in subsequent periods if actual forfeitures differ from our estimate. We believe this to be a critical accounting estimate because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

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

    We must assess the likelihood that we will be able to utilize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, scheduled reversals of deferred tax liabilities, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting estimate, because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

    We have not provided for U.S. income or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries, because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

    Long-term deferred tax assets and other long-term liabilities, at December 31, 2013 and 2012, include unrecognized tax benefits of $9.7 million and $11.3 million, respectively, for both domestic and foreign issues. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.

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

    The fair value of our contingent consideration associated with our Phorus acquisition is highly subjective. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates or payments. The fair value of our contingent consideration is evaluated each reporting period, and it is adjusted accordingly. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

    Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Notes 2 and 6, "Significant Accounting Policies" and "Business Combinations", respectively.

Geographic Information

        Our revenue by geographical area, based on the customer's country of domicile, is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
U.S.	$12,998	$11,693	$10,838

South Korea	45,051	27,110	22,549
Japan	42,256	41,203	43,814
Other international	24,843	20,643	19,721

Total international	112,150	88,956	86,084

Total revenues	$125,148	$100,649	$96,922

        The following table sets forth long-lived tangible assets, net of accumulated depreciation, by geographic region (in thousands):

	As of December 31,
	2013	2012	2011
U.S.	$27,979	$30,894	$30,496
International	2,137	2,431	2,304

Total long-lived tangible assets, net of accumulated depreciation	$30,116	$33,325	$32,800

Results of Operations

Revenues

	Years Ended December 31,			2013 vs. 2012 Change		2012 vs. 2011 Change
	2013	2012	2011	$	%	$	%
	($ in thousands)
Revenues	$125,148	$100,649	$96,922	$24,499	24%	$3,727	4%

        Revenues for 2013, compared to 2012, included a $3.9 million increase in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for 2012, compared to 2011, included a $0.4 million increase in royalties recoveries. Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        During 2013, licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable. Revenues from licensing agreements acquired with SRS amounted to $7.3 million for the year ended December 31, 2012, however as noted above, we only began to recognize revenue from per-unit licensing agreements and certain other licensing arrangements acquired with SRS in the fourth quarter of 2012.

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The increase in revenue was largely attributable to continued growth in royalties from network-connected markets, which in dollar terms, were up 94%. These royalties comprised over 45% and 25% of revenue for 2013 and 2012, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs, and supported by increased royalties from PC and mobile. Partially offsetting these increases in revenue were declines in the Blu-ray and DVD related royalties. The decline in Blu-ray related royalties was largely the result of softness in consumer demand for stand-alone Blu-ray players and anticipation surrounding the new game console cycle that was not launched until the fourth quarter of 2013. In dollar terms, these royalties were down 14%. Blu-ray related royalties comprised over 20% and 30% of revenue for 2013 and 2012, respectively. DVD related royalties continue to decline as Blu-ray and network-connected devices become more mainstream. In dollar terms, DVD related royalties declined 57%, and comprised less than 5% and 10% of revenue for 2013 and 2012, respectively. We remain cautious regarding the outlook for the consumer electronics industry as a whole and the revenues we derive from that industry, in light of ongoing global economic challenges. However, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The increase in revenues was largely attributable to continued growth in royalties from network-connected markets, including royalties from licensing agreements acquired with SRS. In dollar terms, royalties from network-connected markets were up 58%. Also, these royalties comprised over 25% and 15% of revenue for 2012 and 2011, respectively. The growth in network-connected markets was primarily driven by increased royalties from connected TVs. Royalties from the automotive market also increased due to continued expansion of our technology into new automobile models. Partially offsetting these increases in revenues were declines in the Blu-ray, DVD and broadcast markets. The decline in royalties from the Blu-ray market was largely the result of softness in consumer demand. Blu-ray related royalties comprised over 30% and 35% of revenue for 2012 and 2011, respectively. In dollar terms, these royalties were down 14%. DVD related royalties continue to decline as Blu-ray and network-connected devices become more mainstream. The decline in royalties from the broadcast market primarily relates to the termination of an arrangement with a certain customer. These royalties comprised less than 5% percent of revenues for 2012 and 2011, respectively.

Gross Profit

							Percentage point change in gross profit margin relative to prior year
	Years Ended December 31,
	2013		2012		2011
							2013 vs. 2012	2012 vs. 2011
	$	%	$	%	$	%
	($ in thousands)
Gross Profit	$115,360	92%	$96,302	96%	$96,062	99%	(4)%	(3)%

        Our gross profit percentage for 2013 and 2012, compared to the same prior year periods, decreased primarily due to the additional amortization of intangibles from the SRS and Phorus acquisitions.

Selling, General and Administrative ("SG&A")

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2013	$79,753	64%	$1,344	2%
2012	$78,409	78%	$25,505	48%
2011	$52,904	55%

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The dollar increase in SG&A was primarily due to increases in employee related costs, advertising and related activities for brand marketing and tradeshows, and professional services fees, partially offset by an $11.9 million decrease in acquisition and integration related costs due to the winding down of the SRS and Phorus integrations.

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The dollar increase in SG&A was primarily due to SRS acquisition and integration related costs of $13.5 million. Additionally, we experienced increases in employee related costs primarily due to increases in headcount and stock-based compensation in support of our growth, and increases in advertising costs related to a 2012 brand marketing campaign and tradeshow related activities.

Research and Development ("R&D")

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2013	$31,145	25%	$5,371	21%
2012	$25,774	26%	$12,235	90%
2011	$13,539	14%

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The dollar increase in R&D was primarily due to employee related costs, including our acquisitions of SRS and Phorus in July 2012, and consultant related expenses to support our growth, partially offset by a $2.2 million decrease in acquisition and integration related costs due to the winding down of the SRS and Phorus integrations.

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The dollar increase in R&D was due to SRS acquisition and integration related costs of $2.2 million. Additionally, we experienced increases in employee related costs primarily due to increases in headcount and stock-based compensation, and increases in consultant and travel related expenses to support our growth.

Change in Fair Value of Contingent Consideration

        For the year ended December 31, 2013, we recorded decreases to the fair value of the contingent consideration associated with the Phorus acquisition, resulting in a gain of $6.0 million recorded as a separate line in the consolidated statements of operations. The change in the fair value was primarily due to revised forecasts for the Phorus business and an amendment to the terms of the contingent consideration arrangement resulting in lowered total potential consideration and revenue milestones. Considerable judgment is required in the fair value estimate, and the use of different assumptions in our valuation could result in materially different fair value estimates. We remeasure the contingent consideration to the estimated fair value at each reporting period. For additional information refer to Note 4, "Fair Value Measurements".

Impairment of Intangible Assets

        For the year ended December 31, 2013, we recorded an impairment charge of $2.8 million within operating expenses in the consolidated statements of operations. The impairment charge represented write-downs of the carrying values of certain indefinite-lived and definite-lived intangibles, which were deemed to be fully or partially unrecoverable based on revised expected future cash flows. Significant judgments are required in assessing impairment of intangibles, which includes estimating future revenues, cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the amount of impairment charge. We periodically assess intangibles for impairment when events or changes in circumstances indicate such assets' carrying value may not be recoverable. For additional information refer to Note 7, "Goodwill and Other Intangibles".

Interest and Other Income (Expense), Net

	Years Ended December 31,			2013 vs. 2012 Change		2013 vs. 2011 Change
	2013	2012	2011	$	%	$	%
	($ in thousands)
Interest and other income (expense), net	$(521)	$(352)	$311	$(169)	(48)%	$(663)	(213)%

        The decrease in interest and other income (expense), net, for 2013 and 2012, compared to the same prior year periods, was primarily due to the effects of translation for certain foreign subsidiaries to the U.S. dollar or functional currency and interest expense associated with the credit facility that we entered into in July 2012.

Income Taxes

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Provision (benefit) for income taxes	$(8,634)	$7,665	$11,661
Effective tax rate	(121)%	(93)%	39%

        The effective tax rate for 2013 differed from the U.S. statutory rate of 35% primarily due to the release of the valuation allowance on U.S. federal deferred tax assets and the favorable settlement of federal and state tax audits.

        The effective tax rate for 2012 differed from the U.S. statutory rate of 35% primarily due to state income taxes, the establishment of a valuation allowance against our deferred tax assets, IRS settlement of the 2007 tax audit, the effect of different tax rates in foreign jurisdictions, non-deductible transaction costs in conjunction with the acquisition of SRS, and non-deductible stock-based compensation, partially offset by a decrease in the reserve for uncertain tax positions, and state R&D credits.

        The effective tax rate for 2011 differed from the U.S. statutory rate of 35% primarily due to state income taxes, an increase in the reserve for uncertain tax positions, non-deductible stock-based compensation and the effect of different tax rates in foreign jurisdictions, partially offset by R&D credits.

        Our rates have historically differed from statutory rates due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and R&D credits. Due in part to the transfer of certain Japan and Taiwan intellectual property rights discussed in Note 11, "Income Taxes", we expect our annualized effective tax rate to be generally lower than the U.S. statutory rate for the foreseeable future.

Liquidity and Capital Resources

        At December 31, 2013, we had cash, cash equivalents, and short-term investments of $71.0 million, compared to $72.0 million at December 31, 2012. At December 31, 2013, $61.5 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., they would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Net cash provided by operating activities was $21.4 million, $14.8 million and $24.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash flows from operating activities were impacted by income (loss) from operations, adjusted for non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for the year ended December 31, 2013 were also largely impacted by the gain associated with the change in fair value of the contingent consideration liability, the loss associated with the impairment of certain intangibles, as well as the timing of payments for certain liabilities. Further, under existing service arrangements, we may be obligated to pay up to $7.5 million over the next three years if certain milestones are achieved. The operating cash flows for the year ended December 31, 2012 were impacted by an increase in deferred revenues and the timing of collections from accounts receivable. The operating cash flows for the year ended December 31, 2011 were largely impacted by the recognition of certain deferred revenues, a reduction in our accrual for certain incentive compensation costs, the timing of payments for certain liabilities and other working capital activities.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase investments such as bank certificates of deposit and municipal bonds. Net cash provided by investing activities totaled $10.5 million for the year ended December 31, 2013, which primarily resulted from investment maturities net of purchases, partially offset by purchases of investments and property and equipment. Net cash used in investing activities totaled $29.2 million for the year ended December 31, 2012 and were primarily payments related to the acquisition of SRS, partially offset by net proceeds from investment maturities and sales. Cash provided by investing activities totaled $10.5 million for the year ended December 31, 2011, and were primarily from investment maturities, net of purchases.

        Net cash used in financing activities totaled $23.7 million for the year ended December 31, 2013, which were primarily purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans, including related tax benefits. Net cash provided by financing activities totaled $25.3 million for the year ended December 31, 2012, which resulted primarily from a new credit facility and the recognition of certain windfall tax benefits, partially offset by purchases of treasury stock. For the year ended December 31, 2011, cash used in financing activities was $29.5 million and primarily consisted of treasury stock purchases partially offset by proceeds from the issuance of common stock under our stock-based compensation plans, including related tax benefits.

  Acquisitions

        On July 20, 2012, we acquired SRS for an aggregate of $80.2 million in cash and 2.3 million shares of our common stock. The purchase price was funded with our existing cash, liquidated investments, borrowings of $30.0 million under a credit facility described below and the issuance of common stock from treasury.

        On July 5, 2012, we acquired substantially all of the assets of Phorus for initial cash consideration of $3.0 million. In connection with the amended contingent consideration arrangement related to Phorus, we now may be required to pay up to an additional $1.5 million in consideration subject to the achievement of certain revenue milestones. As of December 31, 2013, $0.5 million was paid out under the amended contingent consideration arrangement.

        For additional information, refer to Notes 6 and 10, "Business Combinations" and "Commitments and Contingencies," respectively.

  Credit Facility

        In connection with the consummation of the Merger, we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time. The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. Proceeds from the Revolver were used to finance the cash portion of the Merger consideration as mentioned above. As of December 31, 2013, $30.0 million was outstanding under the Revolver. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. We anticipate that repayment of the Revolver will be satisfied with our future available cash and cash equivalents and operating cash flows or by renewal of the credit facility. As of and during the year ended December 31, 2013, we were in compliance with all loan covenants. For additional information relating to the Loan Agreement, refer to Note 9, "Long-term Debt".

  Repurchases of Common Stock

        In May 2011, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to one million shares of our common stock in the open market or in privately negotiated transactions. Through December 7, 2011, all shares of common stock under this authorization were repurchased for an aggregate cost of $32.3 million.

        Subsequent to December 31, 2013, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions. Through December 16, 2013, all shares of common stock under this authorization were repurchased for an aggregate of $39.4 million.

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to two million shares of our common stock in the open market or in privately negotiated transactions.

        As our investments matured in 2013, we focused our investment strategy in cash equivalents to provide more liquidity and available cash to fund our repurchases of common stock, and we may use this same strategy to fund future repurchases.

  Working Capital and Capital Expenditure Requirements

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

Contractual Obligations and Commitments

        Future payments due under long-term debt and non-cancelable lease obligations as of December 31, 2013 were as follows (in thousands):

	Payments due by period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt	$—	$30,000	$—	$—	$30,000
Operating leases	$2,923	$4,032	$1,308	$1,228	$9,491

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

        As of December 31, 2013, our total amount of gross unrecognized tax benefits was $9.7 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at December 31, 2013. The average maturity of our investment portfolio is less than one year. As of December 31, 2013, a one percentage point change in interest rates for cash and investments throughout a one-year period would have an annual effect of approximately $0.7 million on our income before income taxes. As of December 31, 2013, a one percentage point change in interest rates for debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the year ended December 31, 2013, we derived nearly 90% of our revenues from sales outside the U.S. and maintain research, sales, marketing, or business development offices in several foreign countries. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in U.S. dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 3% of total revenues during 2013. Operating expenses, including cost of sales, for our foreign subsidiaries were approximately $24.0 million in 2013. Based upon these expenses for 2013, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our income before income taxes.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the U.S. dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2013, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to comprehensive income.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

        We have audited the accompanying consolidated balance sheets of DTS, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2014 expressed an adverse opinion.

/s/ GRANT THORNTON LLP
Irvine, California
March 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
DTS, Inc.

        We have audited the internal control over financial reporting of DTS, Inc. (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

        The Company identified a material weakness related to the inadequate design of internal controls over the accounting for income taxes. In addition, the Company identified a material weakness related to the inadequate design of internal controls over financial reporting for revenue under license agreements with non-standard financial terms.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 20, 2014, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Irvine, California
March 20, 2014

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$66,025	$57,831
Short-term investments	5,004	14,214
Accounts receivable, net of allowance for doubtful accounts of $1,388 and $679 at December 31, 2013 and 2012, respectively	11,637	9,460
Deferred income taxes	5,787	1,998
Prepaid expenses and other current assets	5,480	4,875
Income taxes receivable	2,826	5,107

Total current assets	96,759	93,485
Property and equipment, net	30,116	33,325
Intangible assets, net	50,225	61,400
Goodwill	48,418	48,418
Deferred income taxes	11,667	605
Long-term investments	—	5,000
Other assets	4,613	4,826

Total assets	$241,798	$247,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,802	$2,796
Accrued expenses	12,142	15,861
Deferred revenue	10,262	7,659

Total current liabilities	25,206	26,316
Long-term debt	30,000	30,000
Other long-term liabilities	3,480	9,817
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2013 and 2012; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2013 and 2012; 20,972 and 20,710 shares issued at December 31, 2013 and 2012, respectively; 17,279 and 18,208 shares outstanding at December 31, 2013 and 2012, respectively	3	3
Additional paid-in capital	224,971	213,787
Treasury stock, at cost—3,693 and 2,502 at December 31, 2013 and 2012, respectively	(84,689)	(59,848)
Accumulated other comprehensive income	747	659
Retained earnings	42,080	26,325

Total stockholders' equity	183,112	180,926

Total liabilities and stockholders' equity	$241,798	$247,059

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$125,148	$100,649	$96,922
Cost of revenue	9,788	4,347	860

Gross profit	115,360	96,302	96,062
Operating expenses:
Selling, general and administrative	79,753	78,409	52,904
Research and development	31,145	25,774	13,539
Change in fair value of contingent consideration	(6,000)	—	—
Impairment of intangible assets	2,820	—	—

Total operating expenses	107,718	104,183	66,443

Operating income (loss)	7,642	(7,881)	29,619
Interest and other income (expense), net	(521)	(352)	311

Income (loss) before income taxes	7,121	(8,233)	29,930
Provision (benefit) for income taxes	(8,634)	7,665	11,661

Net income (loss)	$15,755	$(15,898)	$18,269

Net income (loss) per common share:
Basic	$0.87	$(0.91)	$1.08

Diluted	$0.86	$(0.91)	$1.04

Weighted average shares outstanding:
Basic	18,097	17,466	16,982

Diluted	18,334	17,466	17,575

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$15,755	$(15,898)	$18,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	94	56	155
Other, net	(6)	(41)	(2)

Total comprehensive income (loss)	$15,843	$(15,883)	$18,422

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	17,325	$3	$180,708	$(74,923)	$491	$41,289	$147,568
Exercise of options and related tax benefit of $314	161	—	3,096	—	—	—	3,096
Issuance of common stock under employee stock purchase plan	46	—	1,317	—	—	—	1,317
Restricted stock award grants, net of forfeitures and shares withheld for taxes	(29)	—	(1,585)	—	—	—	(1,585)
Restricted stock unit vesting	33	—	—	—	—	—	—
Stock-based compensation charge	—	—	9,283	—	—	—	9,283
Stock repurchases	(1,000)	—	—	(32,299)	—	—	(32,299)
Net income	—	—	—	—	—	18,269	18,269
Other comprehensive income	—	—	—	—	153	—	153

Balance at December 31, 2011	16,536	3	192,819	(107,222)	644	59,558	145,802
Exercise of options and related tax benefit of $8,661	78	—	9,432	—	—	—	9,432
Issuance of common stock under employee stock purchase plan	70	—	1,205	—	—	—	1,205
Restricted stock award forfeitures and shares withheld for taxes	(22)	—	(985)	—	—	—	(985)
Restricted stock unit vesting	48	—	—	—	—	—	—
Stock-based compensation charge	—	—	11,316	—	—	—	11,316
Stock issued as consideration for business acquisition	2,307	—	—	61,906	—	(17,335)	44,571
Stock repurchases	(809)	—	—	(14,532)	—	—	(14,532)
Net loss	—	—	—	—	—	(15,898)	(15,898)
Other comprehensive income	—	—	—	—	15	—	15

Balance at December 31, 2012	18,208	3	213,787	(59,848)	659	26,325	180,926
Exercise of options and related tax shortfall of $2,090	27	—	(1,673)	—	—	—	(1,673)
Issuance of common stock under employee stock purchase plan	161	—	2,059	—	—	—	2,059
Restricted stock award forfeitures and shares withheld for taxes	(8)	—	(929)	—	—	—	(929)
Restricted stock unit vesting	82	—	—	—	—	—	—
Stock-based compensation charge	—	—	11,727	—	—	—	11,727
Stock repurchases	(1,191)	—	—	(24,841)	—	—	(24,841)
Net income	—	—	—	—	—	15,755	15,755
Other comprehensive income	—	—	—	—	88	—	88

Balance at December 31, 2013	17,279	$3	$224,971	$(84,689)	$747	$42,080	$183,112

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$15,755	$(15,898)	$18,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,399	9,625	5,337
Stock-based compensation charges	11,727	11,316	9,283
Deferred income taxes	(14,849)	5,392	2,873
Tax benefits (shortfalls) from stock-based awards	(2,090)	8,661	314
Excess tax benefits from stock-based awards	(67)	(8,879)	(275)
Change in fair value of contingent consideration	(6,000)	—	—
Impairment of intangible assets	2,820	—	—
Other	858	822	454
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,474)	5,316	649
Prepaid expenses and other assets	(980)	(2,381)	(1,044)
Accounts payable, accrued expenses and other liabilities	(3,568)	(2,899)	(5,600)
Deferred revenue	2,603	6,032	(5,537)
Income taxes receivable	2,281	(2,316)	(492)

Net cash provided by operating activities	21,415	14,791	24,231

Cash flows from investing activities:
Purchases of held-to-maturity investments	—	(3,450)	(40,660)
Purchases of available-for-sale investments	(4,974)	(46,890)	(23,529)
Maturities of held-to-maturity investments	—	20,120	74,470
Maturities of available-for-sale investments	19,184	31,534	3,800
Sales of held-to-maturity investments	—	9,109	—
Sales of available-for-sale investments	—	24,760	—
Cash paid for business acquisitions, net	—	(59,616)	—
Purchases of property and equipment	(2,766)	(4,225)	(3,057)
Purchases of intangible assets	(938)	(584)	(545)

Net cash provided by (used in) investing activities	10,506	(29,242)	10,479

Cash flows from financing activities:
Payment of contingent consideration	(500)	—	—
Proceeds from the issuance of common stock under stock-based compensation plans	2,476	1,976	4,099
Purchases of common stock for restricted stock withholdings	(929)	(985)	(1,585)
Excess tax benefits from stock-based awards	67	8,879	275
Proceeds from long-term borrowings	—	30,000	—
Purchases of treasury stock	(24,841)	(14,532)	(32,299)

Net cash provided by (used in) financing activities	(23,727)	25,338	(29,510)

Net change in cash and cash equivalents	8,194	10,887	5,200
Cash and cash equivalents, beginning of the year	57,831	46,944	41,744

Cash and cash equivalents, end of the year	$66,025	$57,831	$46,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$363	$168	$—

Cash paid for income taxes	$1,942	$2,091	$3,433

Significant non-cash transactions:
Contingent consideration for business acquisition	$—	$7,500	$—

Common stock issued as consideration for business acquisition	$—	$44,571	$—

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

        DTS, Inc. (the "Company") is a leading provider of premier audio solutions that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. The Company's audio technologies enable recording, delivery and playback of simple, personalized, and immersive high-definition audio and are currently used in a variety of product applications, including televisions ("TVs"), personal computers ("PCs"), smartphones, tablets, digital media players, video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, DVD based products, automotive audio systems, set-top-boxes, and home theater systems. In addition, the Company provides products and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded soundtracks in their content. The Company also provides a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile electronics.

        The Company commenced operations in 1990 as Digital Theater Systems Corporation ("DTS Corp"). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P., a Delaware limited partnership ("the Partnership"). In 1994, the Partnership formed DTS Technology, LLC ("DTS Technology") to develop audio technologies for the consumer electronics and other markets. In 1997, the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. In 2003, the Company completed its initial public offering for the sale of 4,091 shares of common stock at a price to the public of $17.00 per share. In May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

  Acquisitions of SRS Labs, Inc. and Phorus' Assets

        On July 20, 2012, the Company completed its acquisition of SRS Labs, Inc. ("SRS"), pursuant to the Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012 (the "Merger Agreement"), by and among the Company, DTS Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), DTS LLC, a single member limited liability company and a wholly owned subsidiary of the Company ("DTS LLC"), and SRS. Pursuant to the Merger Agreement, Merger Sub was merged with and into SRS, with SRS surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Immediately following the Merger, SRS was merged with and into DTS LLC, with DTS LLC continuing as the surviving entity and a wholly owned subsidiary of the Company. During 2013, the Company finalized the purchase price accounting related to SRS, and retrospectively applied measurement period adjustments to the consolidated financial statements.

        On July 5, 2012, the Company completed its acquisition of assets from Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement dated the same day (the "Asset Purchase Agreement"). During 2013, the Company finalized the purchase price accounting related to Phorus.

        For additional information, refer to Notes 2, 4 and 6, "Significant Accounting Policies", "Fair Value Measurements" and "Business Combinations", respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of the Company and its subsidiaries. The financial results for 2012 include SRS and Phorus from the dates of their respective acquisition. All material intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of goodwill, other intangible assets, and long-lived assets, fair value of contingent consideration, stock-based compensation, income taxes and business combinations. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

  Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of funds held in money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

  Investments

        The Company considers, at the time that they are purchased, investments with maturities greater than three months, but less than one year, to be short-term investments. Investments that have maturities of more than one year are classified as long-term investments. Investments are classified as available-for-sale and are reported at fair value with unrealized gains or losses, if any, reported, net of tax, in accumulated other comprehensive income. The cost of investments sold is based on the specific identification method, and all income generated and realized gains or losses from investments are recorded to interest and other income (expense), net.

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

  Concentration of Business and Credit Risk

        The Company markets its products and services to consumer electronics products manufacturers in the U.S. and internationally. Although the Company is generally subject to the financial well-being of the consumer electronics industry, management does not believe that the Company is subject to significant credit risk with respect to trade accounts receivable. Additionally, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have generally been within the range of management's expectations.

        Three customers accounted for 21%, 12% and 12%, respectively, of revenues for the year ended December 31, 2013. The revenue from one of the customers accounting for 12% of revenues for the year ended December 31, 2013 exceeded 10% of revenues due to royalty recoveries. Two customers accounted for 13% and 11%, respectively, of revenues for the year ended December 31, 2012. Two customers accounted for 16% and 12%, respectively, of revenues for the year ended December 31, 2011.

        One customer accounted for 51% of accounts receivable at December 31, 2013, that resulted largely from royalty recoveries. One customer accounted for 10% of accounts receivable at December 31, 2012, that resulted from royalty recoveries.

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

  Capitalized Software Costs

        The Company capitalizes the costs of purchased software licenses, consulting costs and payroll-related costs incurred in developing or implementing internal use computer software. These costs are included in property and equipment, net on the consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense as incurred. The Company's capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software upon being placed in service, two to seven years.

  Long-Lived Assets

        The Company periodically assesses potential impairments to its long-lived assets by performing an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment charge. An impairment charge is reflected as the amount by which the carrying amount exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived tangible assets.

  Goodwill and Other Intangible Assets

        The Company operates in one reportable and operating segment, but evaluates goodwill for impairment at the reporting unit level. Reporting units are identified based on the current organizational structure, availability of discrete financial information, and economic similarity of components under the Company's operating segment. During the annual strategic planning process in the third quarter of 2013, the Company changed the business model relating to Phorus resulting in the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

identification of the Phorus business as a separate reporting unit from the rest of the Company for the purpose of testing goodwill for impairment. Goodwill was reassigned to each reporting unit using the relative fair value approach. The Company evaluates the carrying value of goodwill and indefinite-lived intangibles for impairment on an annual basis as of October 31 of each year, or more frequently if events or circumstances indicate that the goodwill and other intangibles might be impaired.

        Impairment of indefinite-lived intangibles is tested by estimating the fair value of the assets, and an impairment charge would be recorded to the extent that the carrying amount of such assets exceeds the estimated fair value. Evaluation of the recoverability of goodwill includes valuation of the underlying reporting unit using fair value techniques, which may include both income and market approaches. If the carrying value of the reporting unit exceeds its estimated fair value, or if the reporting unit has a negative carrying value and the Company believes it is more likely than not that a goodwill impairment exists, the Company would proceed to estimate the fair value of the goodwill itself and compare it to the carrying value to test for impairment and quantify an impairment charge, if any. The Company would record an impairment charge in an amount equal to the excess of the carrying value of the goodwill over the estimated fair value. Goodwill impairment is measured subsequent to the completion of any impairment of all other intangible and long-lived assets associated with the reporting unit.

        The Company's definite-lived intangibles principally consist of customer relationships, acquired technology and developed patents and tradenames, which are being amortized over their respective estimated useful lives. The Company reviews such assets for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or projected future operating results; significant changes in the strategy of the overall business; and significant negative industry or economic trends. Recoverability of an intangible is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

        If the Company is unable to finalize the results of impairment tests prior to the issuance of the financial statements and an impairment charge is probable and can be reasonably estimated, the Company recognizes its best estimate of the loss in the current period financial statements and discloses that the amount is an estimate. The Company would then recognize any adjustments to that estimate in subsequent reporting periods, once the results of the impairment tests have been finalized.

        Costs incurred in securing patents and trademarks and protecting the Company's proprietary technology and brand name are capitalized. Patent and trademark costs are amortized over their estimated useful lives, typically five and ten years, respectively. The amortization period commences when the patent or trademark is issued.

        For additional information refer to Note 7, "Goodwill and Other Intangibles".

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

        The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company records a charge for the value of the related intangible asset in its consolidated statement of operations in the period it is abandoned. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

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

        Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics products manufacturers that pay a per-unit license fee for products manufactured or shipped, as set forth in those license agreements. Licensees generally report manufacturing or shipping information within 30 to 60 days after the end of the quarter in which such activity takes place. Consequently, the Company recognizes revenue from these licensing agreements on a three-month lag basis, generally in the quarter following the quarter of manufacture or shipment, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

Accordingly, the Company recognized revenue from per-unit licensing agreements acquired with SRS that resulted from product shipments after the acquisition date.

        For certain licensing agreements, licensees pay a flat fee for the right to license certain technology over the contract term. Typically, the agreement stipulates a flat fee that corresponds to a minimum number of units or dollars, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, the Company has continuing obligations relating to other rights and services provided over the term of the contract. As such, the Company recognizes the minimum or flat fee amount on these agreements as revenue ratably over the duration of contract term as all contractual obligations are met. Consistent with the aforementioned policy for per-unit license fee agreements, the Company recognizes revenue relating to any additional per-unit fees on a quarter lag basis, since the Company cannot reliably estimate the amount of revenue earned from additional units manufactured or shipped prior to the receipt of licensee reports.

        The Company actively polices and enforces its intellectual property, and pursues third parties who utilize its intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with it. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized in the period such adjustment is determined or contracted, as appropriate.

        Deferred revenues arise primarily from payments for licensing audio technology received in advance of the culmination of the earnings process. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria are met. Typically, deferred revenues arise from flat fee arrangements that allow licensees to manufacture an unlimited number of units over a specified term, and accordingly, these deferred revenues will be recognized as revenue ratably over the term of the arrangement.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2013, 2012 and 2011, withholding taxes were $5,610, $4,970, and $5,537, respectively.

  Research and Development ("R&D") Costs

        The Company conducts its R&D internally and expenses are primarily comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, related employee expenses, allocated overhead, contract services, and consultants. R&D costs are expensed as incurred.

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

  Advertising Expenses

        Advertising and promotional costs are expensed as incurred and amounted to $4,408, $3,584, and $2,957 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

  Restricted Stock Withholdings

        The Company issues restricted stock units as part of its equity incentive plans. For a majority of the restricted stock granted, the number of shares released on the date the restricted stock vests is net of the statutory withholding requirements that the Company pays to the appropriate taxing authorities on behalf of its employees. The shares repurchased to satisfy the statutory withholding requirements are immediately and effectively retired.

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. The

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

deferred tax provision is the result of changes in the deferred tax assets and liabilities. The Company recognizes interest and penalties related to income taxes in the provision for income taxes. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company believes it is more likely than not that its forecasted income, including income generated as a result of a tax planning strategy transacted on January 1, 2014, will be sufficient to realize the deferred tax assets. In the event that all or part of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance may be necessary. A valuation allowance adjustment would be recorded in the provision for income taxes in the period such determination is made.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments consist of the following:

	As of December 31,
	2013	2012
Cash and cash equivalents:
Cash	$26,374	$17,433
Money market accounts	39,651	40,398

Total cash and cash equivalents	$66,025	$57,831

Short-term investments:
Certificates of deposit	$—	$4,189
U.S. government and agency securities	5,004	10,025

Total short-term investments	$5,004	$14,214

Long-term investments:
U.S. government and agency securities	$—	$5,000

Total long-term investments	$—	$5,000

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the years ended December 31, 2013, 2012 and 2011. The contractual maturities of investments at December 31, 2013 were all due within one year. For additional information on investments, refer to Note 4, "Fair Value Measurements".

Note 4—Fair Value Measurements

        The Company's investments are required to be measured and recorded at fair value on a recurring basis. The Company's contingent consideration related to its acquisition of assets from Phorus is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates, or remittance of payments.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The initial fair value of contingent consideration was determined at the date of acquisition, and it was subject to the achievement of certain revenue milestones over a three and a half year period from the date of the Phorus asset acquisition. The Company used the income approach, which included an analysis of the cash flows and risks associated with achieving such cash flows, to value the contingent consideration based on two scenarios. One scenario was a risk neutral analysis and utilized a discount rate of 4%. The second scenario utilized was not a risk neutral analysis and utilized a discount rate of 13%. At December 31, 2012, there were no material changes to the fair value of contingent consideration or assumptions used since the date of acquisition. In the third quarter of 2013, the Company recorded a gain of $5,300 in the consolidated statement of operations resulting from a decrease in the estimated fair value of the contingent consideration.

        In October 2013, the Asset Purchase Agreement was amended to reduce the total potential contingent consideration to $2,000, and the revenue milestones were reduced to reflect changes made by the Company in the Phorus business model. Under the amendment, contingent consideration of $500 could be due and payable at the end of 2013 and 2014, and $1,000 could be due and payable at the end of 2015. In the fourth quarter of 2013, the first milestone was achieved and consideration of $500 was paid. As of December 31, 2013, the Company measured the fair value of the remaining contingent consideration based on the amended terms. The Company used an income approach, based on an updated analysis of cash flows in a non-risk neutral scenario, which utilized a discount rate of 17%. As a result of the amended terms and the other assumptions noted, the Company adjusted the fair value of the contingent consideration to $1,000 as of December 31, 2013, and recognized a gain of $700 in the consolidated statement of operations in the fourth quarter of 2013, resulting in a total gain of $6,000 for the year ended December 31, 2013. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates.

        For additional information on contingent consideration, refer to Notes 6 and 10, "Business Combinations" and "Commitments and Contingencies", respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
U.S. government and agency securities	$5,004	$—	$5,004	$—
Contingent consideration(1)	$(1,000)	$—	$—	$(1,000)
As of December 31, 2012
Certificates of deposit	$4,189	$—	$4,189	$—
U.S. government and agency securities	$15,025	$—	$15,025	$—
Contingent consideration(2)	$(7,500)	$—	$—	$(7,500)

(1)
As of December 31, 2013, $400 and $600 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(2)
As of December 31, 2012, $2,200 and $5,300 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

        The following table summarizes the changes in the fair value of assets (liabilities) categorized as Level 3:

Balance at December 31, 2012	$(7,500)
Payment of contingent consideration	500
Change in fair value of contingent consideration(1)	6,000

Balance at December 31, 2013	$(1,000)

(1)
This change is reflected within operating expenses in the consolidated statement of operations.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 5—Property and Equipment

        Property and equipment consist of the following:

	As of December 31,
	2013	2012
Land	$6,600	$6,600
Building and improvements	21,433	21,342
Machinery and equipment	5,264	4,629
Office furniture and fixtures	7,560	6,824
Leasehold improvements	4,409	4,030
Software	6,738	6,568

	52,004	49,993
Less: Accumulated depreciation	(21,888)	(16,668)

Property and equipment, net	$30,116	$33,325

        Depreciation expense was $5,550, $4,833, and $3,965 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 6—Business Combinations

Acquisition of SRS

        On July 20, 2012, the Company completed its acquisition of SRS, which was accounted for using the acquisition method of accounting. Aggregate consideration for this Merger was valued at $124,785. The preliminary allocation of the purchase price was prepared by the Company, based in part on preliminary estimates and valuations of independent consultants. The Company completed the final allocation of the purchase price related to SRS in 2013.

        During the year ended December 31, 2013, the Company recognized adjustments to the fair value of certain assets acquired and liabilities assumed. The effect of these adjustments on the preliminary purchase price allocation was an increase in accounts receivable of $2,550, an increase in prepaid expenses and other current assets of $303, a decrease in goodwill of $2,896, a decrease in deferred tax assets of $25, an increase in accounts payable of $25, and a decrease in accrued expenses of $93. The

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

measurement period adjustments were retrospectively applied to the consolidated financial statements. The following table presents the final purchase price allocation, as adjusted:

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

        During 2013, licensing agreements acquired with SRS have begun to be integrated with the Company's agreements, and as a result, total revenue from licensing agreements acquired with SRS is no longer identifiable. Acquisition and integration related costs for this acquisition included severance costs, change in control costs, banker fees, legal fees, other professional fees, contract termination costs and other administrative costs. The acquisition and integration related costs for the SRS acquisition that have been included in the Company's consolidated statements of operations were as follows:

	For the Years Ended December 31,
	2013	2012
Selling, general and administrative	$1,520	$13,276
Research and development	38	2,234

Total acquisition and integration related costs	$1,558	$15,510

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

Acquisition of Phorus' Assets

        On July 5, 2012, the Company acquired substantially all of the assets of Phorus. This Asset Purchase was accounted for using the acquisition method of accounting. The preliminary allocation of the purchase price was prepared by the Company, based in part on preliminary estimates and valuations of independent consultants. The final allocation of the purchase price was completed in 2013, resulting in no adjustments.

        The Company paid initial cash consideration of $3,000, including a $300 holdback for potential indemnification matters, upon the closing of the acquisition, and it would have been required to pay up to an additional $10,000 in consideration subject to the achievement of certain revenue milestones. In October 2013, the Asset Purchase Agreement was amended to reduce the total potential contingent consideration to $2,000, and the revenue milestones were reduced to reflect changes made by the Company in the Phorus business model. For additional information on contingent consideration, refer to Note 4, "Fair Value Measurements".

        Acquisition and integration related costs for this acquisition totaled $8 and $193 for the year ended December 31, 2013 and 2012, respectively, and were included in the Company's consolidated statement of operations within selling, general and administrative expenses. These costs included legal fees, other professional fees and other administrative costs.

Note 7—Goodwill and Other Intangibles

        Due to revised forecasts developed during our annual strategic planning process in the third quarter of 2013 and lower than expected historical results, the Company tested definite-lived intangibles associated with the Phorus reporting unit for impairment as of September 30, 2013. The Company used a discounted cash flow method to estimate the fair value of the definite-lived intangibles and recognized an impairment charge for the amount that the carrying amount exceeded the fair value of such assets. Based on results of the test, the Company recorded an impairment charge of $2,460 within operating expenses in the consolidated statement of operations for the year ended December 31, 2013, consisting of $2,304 and $156 in write-downs of existing technology and non-compete agreements, respectively.

        As a result of the aforementioned revised forecasts and lower than expected historical results, the Company concluded that there were indications of potential impairment of the goodwill and indefinite-lived intangibles attributable to the Phorus reporting unit during the third quarter of 2013. Therefore, the Company conducted an interim impairment test of goodwill and indefinite-lived intangibles associated with the Phorus reporting unit as of September 30, 2013. The Company used a discounted cash flow method to estimate the fair value of the indefinite-lived intangibles and recognized an impairment charge for the amount that the carrying amount of the assets exceeded the fair value of such assets. Based on results of the test, the Company recorded an impairment charge for IPR&D of $360 within operating expenses in the consolidated statement of operations for the year ended December 31, 2013.

        For the goodwill impairment test as of September 30, 2013, the Phorus reporting unit had negative carrying value, and thus the Company performed a qualitative assessment and determined that it was more likely than not that a goodwill impairment existed due to the revised forecasts and lower than

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Other Intangibles (Continued)

expected historical results. As such, the Company proceeded to step two of the goodwill impairment test, whereby an impairment charge would be recognized to the extent that the carrying value of goodwill associated with the Phorus reporting unit exceeded the estimated fair value. The Company estimated the fair value of the goodwill as the difference between the estimated fair value of the reporting unit and the estimated fair values of the individual assets and liabilities. The Company estimated the fair value of the reporting unit using both the income and market approaches, including a discounted cash flow method, and estimated that the fair value of goodwill associated with the Phorus reporting unit substantially exceeded the carrying value. As such, the Company did not recognize an impairment charge on the Phorus goodwill.

        Additionally, in the fourth quarter of 2013, the Company performed its annual assessment of goodwill impairment for both the Phorus reporting unit and the rest of the Company as of October 31, 2013. Based on the assessments, no goodwill impairment was identified. To date, there has been no impairment of goodwill.

        The following table summarizes the changes in goodwill:

Goodwill
Balance at December 31, 2011	$1,257
Increase in goodwill related to acquisitions	51,174
Preliminary purchase price allocation adjustments, net	(1,117)
Measurement period adjustments applied retrospectively, net	(2,896)

Balance at December 31, 2012 and 2013	$48,418

        The following table summarizes the Company's other intangible assets:

		As of December 31, 2013			As of December 31, 2012
	Weighted Average Life (Years)	Gross Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$16,763	$(8,193)	$8,570	$17,918	$(5,651)	$12,267
Customer relationships	8	45,590	(8,792)	36,798	45,590	(3,074)	42,516
Non-compete	2	384	(350)	34	540	(131)	409
Tradename	5	3,000	(1,002)	1,998	3,000	(440)	2,560
Patents	5	3,036	(953)	2,083	2,170	(779)	1,391
Trademarks	10	669	(297)	372	598	(251)	347

Total amortizable intangible assets		69,442	(19,587)	49,855	69,816	(10,326)	59,490
IPR&D		370	—	370	1,910	—	1,910

Total intangible assets		$69,812	$(19,587)	$50,225	$71,726	$(10,326)	$61,400

(1)
Includes write-downs of $2,304 for existing technology, $156 for non-compete, and $360 for IPR&D, which are reflected within operating expenses in the consolidated statement of operations for the year ended December 31, 2013.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Other Intangibles (Continued)

        The following table summarizes amortization of intangibles included in the Company's consolidated statements of operations:

	For the Years Ended December 31,
	2013	2012	2011
Cost of revenue(1)	$8,848	$4,151	$731
Operating expenses	1,001	641	641

Total amortization of intangible assets	$9,849	$4,792	$1,372

(1)
Includes amortization of $588 for the year ended December 31, 2013 associated with certain service arrangements classified as other assets on the consolidated balance sheet.

        The Company expects the future amortization of intangible assets held at December 31, 2013 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2014	$9,047
2015	8,996
2016	8,293
2017	7,932
2018	6,806
2019 and thereafter	8,781

Total	$49,855

Note 8—Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Accrued payroll and related benefits	$9,073	$9,810
Contingent consideration(1)	400	2,200
Other	2,669	3,851

Total accrued expenses	$12,142	$15,861

(1)
For additional information, refer to Notes 4, 6, and 10, "Fair Value Measurements", "Business Combinations", and "Commitments and Contingencies", respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Long-term Debt

        On July 18, 2012, the Company entered into a Loan Agreement (the "Loan Agreement"), between the Company and Union Bank, N.A. ("Union Bank"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Loan Agreement provides the Company with a $30,000 revolving line of credit (the "Revolver"), with a $5,000 sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. The Company may increase the Revolver by up to $20,000 subject to certain conditions. As of December 31, 2013 and 2012, $30,000 was outstanding under the Revolver.

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

        In connection with the Loan Agreement, the Company and all of its U.S. subsidiaries, entered into a security agreement with Union Bank as agent for the Lenders pursuant to which the Company and its U.S. subsidiaries granted the Lenders a first priority perfected security interest in (i) all their respective current and later acquired tangible and intangible assets in current and future domestic subsidiaries and (ii) up to 65% of the stock of the Company's current and future foreign subsidiaries to secure amounts borrowed under the Revolver.

Note 10—Commitments and Contingencies

        Office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Commitments and Contingencies (Continued)

annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases are as follows:

Years Ending December 31,
2014	$2,923
2015	2,273
2016	1,759
2017	810
2018	498
2019 and thereafter	1,228

$9,491

        Rent expense amounted to $2,270, $1,874 and $1,359 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Pursuant to the amended Phorus Asset Purchase Agreement, contingent consideration of $500 could be due and payable at the end of 2014, and $1,000 could be due and payable at the end of 2015. As of December 31, 2013, $500 was paid out under the contingent consideration arrangement. For additional information, refer to Notes 4 and 6, "Fair Value Measurements" and "Business Combinations", respectively.

        Under existing service arrangements, the Company may be obligated to pay up to $7,545 over the next three years if certain milestones are achieved.

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes

        U.S. and foreign income (loss) before income taxes and details of the provision (benefit) for income taxes were as follows:

	For the Years Ended December 31,
	2013	2012	2011
U.S.	$(18,019)	$(22,498)	$7,667
Foreign	25,140	14,265	22,263

Income (loss) before income taxes	$7,121	$(8,233)	$29,930

Current:
Federal	$(1,135)	$(2,289)	$610
State	19	(1,080)	179
Foreign	7,331	5,642	7,999

Total current	6,215	2,273	8,788

Deferred:
Federal	(13,301)	2,974	2,435
State	(1,133)	971	724
Foreign	(415)	1,447	(286)

Total deferred	(14,849)	5,392	2,873

Provision (benefit) for income taxes	$(8,634)	$7,665	$11,661

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

        The components of temporary differences that gave rise to deferred income tax were as follows:

	As of December 31,
	2013	2012(1)
Deferred tax assets:
Accrued revenues	$1,496	$1,283
Net operating loss carryforwards	5,364	6,028
Credit carryforwards, net of unrecognized tax benefits	13,800	11,706
Depreciation and amortization	1,737	1,173
Stock-based compensation	8,026	7,506
Accruals, reserves and other	1,236	1,704
Acquired intangibles	2,551	1,180

Total gross deferred tax assets	34,210	30,580
Valuation allowance	(579)	(8,702)

Total deferred tax assets	33,631	21,878

Deferred tax liabilities:
Acquired intangible	16,130	18,807
Prepaid expenses	47	64
Undistributed earnings of foreign subsidiary	—	404

Total deferred tax liabilities	16,177	19,275

Deferred tax assets, net	$17,454	$2,603

Current deferred tax assets, net	$5,787	$1,998
Non-current deferred tax assets, net	11,667	605

Deferred tax assets, net	$17,454	$2,603

(1)
Includes measurement period adjustments applied retrospectively, including a $3,534 decrease to the valuation allowance and net operating loss carryforwards.

        The Company regularly evaluates the need for a valuation allowance against its deferred tax assets. In 2012 the Company's U.S. operations had moved to a position of cumulative loss for the then most recent three-year period. As such, the Company established a valuation allowance against its U.S. federal deferred tax assets as a result of determining that it was more likely than not that its deferred tax assets would not be realized.

        During the fourth quarter of 2013, the Company substantially completed a tax planning strategy which the Company believes will generate sufficient U.S. taxable income to make it more likely than not that its net U.S. federal deferred tax assets will be realized. The tax planning strategy included a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights that was transacted on January 1, 2014, creating U.S. taxable income. As of the transfer date, the U.S. will now have a right to share in future royalty income from customers in Japan and Taiwan, in addition to royalty income from customers in the U.S. The transaction will not result in a change in the Company's accumulated reinvested earnings in its foreign subsidiaries, and will not affect the Company's status of

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

being permanently reinvested in its foreign subsidiaries. As a result of the U.S. taxable income created by this tax planning strategy, the Company has concluded that it is more likely than not that the U.S. federal valuation allowance is not necessary. Accordingly, the Company released all of the U.S. federal valuation allowance against net U.S. federal deferred tax assets resulting in a $7,919 increase in the 2013 benefit for income taxes.

        The intellectual property rights transferred on January 1, 2014 will not result in a change in the Company's accumulated reinvested earnings in its foreign subsidiaries, and thus no deferred tax liability was required to be recorded in 2013. As a result, the financial statement impact of the transfer will be reflected in the Company's income tax provision for the quarter ending March 31, 2014 as a tax expense, net of foreign tax credits, offset by the establishment of a deferred tax asset related to future tax deductions under Section 197 of the Internal Revenue Code ("IRC").

        As of December 31, 2013, the Company had approximately $29,943 in tax loss carryforwards. These tax loss carryforwards consist of federal and state net operating losses of $14,574 and $15,369, respectively, and begin to expire in 2022 and 2018, respectively. Included in these tax loss carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $1,465. The future income tax benefit, if realized, will be recorded to additional paid-in capital on the consolidated balance sheet. The Company follows the with-and-without approach for determining when the stock-based compensation deductions are considered realized. As of December 31, 2013, the Company had foreign tax credit carryforwards of $15,745, which begin to expire in 2015, and R&D and other credits of $6,043, which begin to expire in 2019. Utilization of certain federal tax loss carryforwards and credit carryforwards are subject to an annual limitation under IRC Section 382.

        The income tax provision (benefit) excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for accounting purposes or for which the income tax deduction exceeded the expense recorded for accounting purposes.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

        The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) before income taxes as follows:

	For the Years Ended December 31,
	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	(5.5)	(2.1)	1.8
Effect of varying foreign rates	(96.5)	50.1	(17.8)
Foreign withholding taxes	78.8	(60.2)	18.3
Unremitted earnings of foreign subsidiary	(3.4)	(9.7)	—
Non-deductible transaction costs	—	(13.8)	—
Non-deductible meals and entertainment	1.0	(0.6)	0.1
Stock-based compensation expense	7.0	(7.6)	1.5
Research and development credits	(11.9)	—	(1.0)
Unrecognized tax benefits	8.0	38.3	0.9
Tax audit settlements	(11.6)	(108.9)	—
Deferred tax asset adjustment	(12.0)	3.6	—
Valuation allowance	(111.2)	(16.4)	—
Other	1.1	(0.8)	0.2

Effective tax rate	(121.2)%	(93.1)%	39.0%

        The Company has not provided for U.S. income taxes or foreign withholding taxes in its effective tax rate on approximately $58,756 of undistributed earnings of foreign subsidiaries as of December 31, 2013. It is not practicable to calculate the unrecognized deferred tax liability on the unremitted earnings. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S., and accordingly, no deferred tax liability has been established relative to these earnings.

        As of December 31, 2013 and 2012, the Company's uncertain tax positions were $9,701 and $11,279, respectively, which were recorded in long-term deferred tax assets and other long-term liabilities. These amounts include $121 and $222, respectively, for accrued interest. The decrease in unrecognized tax benefits during the year ended December 31, 2013 was primarily attributable to a reduction of tax reserves from tax audits that were effectively settled, partially offset by uncertain tax positions relating to transfer pricing positions taken with respect to the Company's foreign subsidiaries and the California franchise tax sourcing methodology. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes that it has adequately provided for all tax positions based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. However, due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be materially different than the amounts accrued by the Company. Accordingly, the Company's provision on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

        The following is a reconciliation of the unrecognized tax benefits.

Unrecognized Tax Benefits
Balance at January 1, 2011	$7,205
Additions for tax positions of prior years	240
Additions for tax positions of the current year	1,277
Settlements	(1,459)

Balance at December 31, 2011	7,263
Additions for tax positions of prior years	6,868
Additions for tax positions of the current year	427
Settlements	(3,501)

Balance at December 31, 2012	11,057
Additions for tax positions of prior years	100
Additions for tax positions of the current year	804
Settlements	(2,135)
Lapse of applicable statutes	(246)

Balance at December 31, 2013	$9,580

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements.

        The Company, or one of its subsidiaries, files income tax returns in the U.S. and other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2009. The Internal Revenue Service ("IRS") is examining the Company's 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board is conducting a state tax examination for the years 2009 to 2010. Judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS and various state governments could differ materially from that which is reflected in the consolidated financial statements.

Note 12—Stock-Based Compensation

        The Company measures and recognizes compensation expense on a straight-line basis over the requisite service period for all share-based payment awards made to employees and directors in the consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

        The Company's stock-based compensation costs and related income tax benefits were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Stock-based compensation cost:
Cost of revenue	$—	$—	$12
Selling, general and administrative	8,872	8,940	7,622
Research and development	2,855	2,376	1,649

Total stock-based compensation cost	$11,727	$11,316	$9,283

Income tax benefit	$4,779	$4,611	$3,783

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

        In April 2003, the Company adopted the 2003 Equity Incentive Plan (the "2003 Plan") under which an additional 929 shares were authorized for future issuances of common stock. Additionally, the shares available for issuances of common stock options under the 1997 and 2002 Plans were transferred to the 2003 Plan for future issuances of common stock options. The 2003 Plan contained a provision (the "Evergreen Provision") for an automatic increase in the number of shares available for grant starting January 1, 2004 and each January thereafter until and including January 1, 2013, subject to certain limitations, by a number of shares equal to the lesser of: (i) four percent of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,500 shares, or (iii) a number of shares set by the Board of Directors.

        In May 2012, the Company adopted the 2012 Equity Incentive Plan (the "2012 Plan"). Additionally, the shares available for issuances of common stock under the 2003 Plan were transferred to the 2012 Plan for future issuances of common stock. The total number of shares of common stock that may be issued under the 2012 Plan amounted to a maximum of 1,500.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

  Stock Options

        The fair value of each employee option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk free interest rate	0.7%	0.6%	1.7%
Expected lives (years)	4.2	4.0	3.9
Dividend yield	0%	0%	0%
Expected volatility	44%	49%	49%

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

        There were 724, 924 and 299 options granted during the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $7.24, $10.25 and $17.68, respectively. Compensation expense for stock options was $5,507, $5,153 and $4,004 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table summarizes stock option activity:

	Number of options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2,691	$25.86
Granted	724	20.22
Exercised	(27)	15.40
Expired or cancelled	(69)	27.54

Options outstanding at December 31, 2013	3,319	$24.68	6.5	$7,999

Options exercisable at December 31, 2013	1,833	$24.24	4.9	$5,171

        The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $152, $1,399 and $3,911, respectively. As of December 31, 2013, total remaining unearned compensation related to unvested stock options was approximately $9,804, which will be amortized over the weighted-average remaining service period of 1.6 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

  Restricted Stock

        Compensation expense on restricted stock awards and units was $3,529, $3,669 and $3,272 for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2012	382	$28.12
Granted	91	19.95
Vested	(142)	27.26
Forfeited	(25)	27.06

Unvested stock at December 31, 2013	306	$26.14

        As of December 31, 2013, total remaining unearned compensation related to restricted stock was $5,245, which will be amortized over the weighted-average remaining service period of 1.5 years.

  Market Stock Units

        On February 27, 2011, the Compensation Committee of the Board of Directors of the Company approved market stock unit agreements ("MSU Agreements") for the grant of certain performance-based equity awards under the Company's 2003 Plan.

        Pursuant to the MSU Agreements, units payable in shares of common stock (the "Units") would vest based on the attainment of certain performance criteria regarding both the Company's total shareholder return and the performance of the Company as measured against the performance of the NASDAQ Composite Total Return Index ("NASDAQ" or "XCMP") over a 3-year performance period. This 3-year performance period began on January 1, 2011 and ended on December 31, 2013. In order for the Units to vest, the Company was required to satisfy a vesting threshold, defined as the Company achieving a total shareholder return equal to the greater of (i) 15% adjusted for inflation (using the Consumer Price Index); and (ii) 20% over the performance period.

        If this vesting threshold was satisfied, the number of Units that vest would be determined by comparing the Company's performance to the performance of the NASDAQ for the performance period. If the Company's performance was 20% greater than the return for the NASDAQ, then the "baseline" number of Units would vest. If the Company's performance exceeded this baseline level of performance, then a greater number of Units would vest on a 2.5:1 basis for each percentage point that the Company's performance was above 20% greater than the performance of the NASDAQ. The maximum number of Units that may vest was equal to 200% of each individual's baseline number of Units.

        If the Company outperformed the NASDAQ by more than 10%, but less than 20%, then the number of baseline Units that vest would be determined by reducing the baseline number for each individual on a 5:1 basis for the first five percentage points that the Company's performance was less than 20% greater than the performance of the NASDAQ and on a 15:1 basis for the next five

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

percentage points that the Company's performance was less than 15% greater than the performance of the NASDAQ, such that if the Company outperformed NASDAQ by 10% or less, the number of Units that vest would be zero.

        If a "fundamental transaction" (as defined in the 2003 Plan, as amended) occurred prior to the end of the 3-year performance period, the performance period would end as of the consummation of the fundamental transaction and the pro rata portion of the Units, if any, that vest under the formulae described above would immediately vest, with the remainder of such Units vesting ratably over the remainder of the 3-year period (with accelerated vesting if a grantee was terminated without "cause" or quits with "good reason" after the fundamental transaction).

        Since the vesting of these performance-based equity awards was subject to market conditions, these awards were measured on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model utilized multiple input variables that determined the probability of satisfying the market conditions stipulated in the award grant and calculated the fair market value for the performance units granted. The Monte Carlo simulation model also used stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

        The Company granted 199 Units on February 27, 2011, which had an aggregate grant-date fair value of $5,287. Since February 27, 2011, the Company did not grant any additional Units, and 5 Units were forfeited in 2012. The aggregate grant-date fair value for these awards was recognized as compensation expense on a straight-line basis over the requisite service period, which began on the date of grant and ended on December 31, 2013. Compensation expense on shares of market stock units was $1,820, $1,826 and $1,509 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the performance criteria were not met and the remaining 194 Units automatically expired.

  Employee Stock Purchase Plan

        On April 17, 2003, the Company adopted the 2003 Employee Stock Purchase Plan and the 2003 Foreign Subsidiary Employee Stock Purchase Plan, under which, subject to certain limitations, the initial aggregate number of shares of stock that may be issued is 500, with a provision (the "Evergreen Provision") that provides for an automatic increase in the number of shares available for issuance on January 1, 2004 and each January 1 thereafter until and including January 1, 2013 by the lesser of: (i) 500 shares, (ii) one percent of the number of shares of all classes of common stock of the Company outstanding on that date, or (iii) a lesser amount determined by the Board of Directors.

        On November 13, 2012, the Company amended and restated the 2003 Employee Stock Purchase Plan, renamed the 2013 Employee Stock Purchase Plan, and amended and restated the 2003 Foreign Subsidiary Employee Stock Purchase Plan, renamed the 2013 Foreign Subsidiary Employee Stock Purchase Plan (collectively "ESPP"). Both plans were approved by the stockholders of the Company at the annual meeting on June 6, 2013. Subject to certain limitations, the aggregate number of shares of stock that may be issued under both plans is 750. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of the Company's common stock on two purchase dates during the second and fourth quarter of each year. Each offering

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

period has a 24-month duration with purchase periods of six month intervals. The purchase price per share for the common stock is equal to 85% of the lower of the closing market price per share of the Company's common stock on (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. The ESPP has a two-year look-back feature, whereby the offering period resets if the fair value of the Company's common stock on the first day of any purchase period is less than that on the original offering date. Each eligible employee's purchases are subject to a maximum of $25 in fair market value in any calendar year or 2.5 shares on any single purchase date.

        The fair values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk free interest rate	0.2%	0.2%	0.1%
Expected lives (years)	1.2	0.7	0.7
Dividend yield	0%	0%	0%
Expected volatility	52%	61%	45%

        The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected life represented the service period. The expected volatility was based on the historical volatility of the Company's common stock. The risk-free interest rate was the average interest rates of U.S. government bonds of comparable term to the service period.

        Compensation expense under the ESPP was $871, $668 and $498 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 13—Defined Contribution Plan

        The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the IRC. The Company allows eligible employees to allocate up to 100% of the participant's eligible compensation, or 20% of the participant's eligible compensation if defined as a Highly Compensated Participant under Section 414(q) of the IRC through payroll deductions. All regular full-time employees on the U.S. payroll of the Company are eligible to participate in the plan. The Company provides a discretionary match of up to 100% of the first 4% of salary contributed to the plan and may match up to 6% of salary if certain financial targets are met. In 2010, the Company adopted a Roth 401(k) option. For the years ended December 31, 2013, 2012 and 2011, the costs of these matching contributions were $859, $656 and $577, respectively.

Note 14—Stock Repurchase Plans

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 14—Stock Repurchase Plans (Continued)

        In February 2012, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. Through the fourth quarter of 2013, the Company repurchased all shares of its common stock under this authorization for an aggregate of $39,374.

        All shares repurchased under these authorizations were accounted for as treasury stock.

        Subsequent to December 31, 2013, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions.

Note 15—Segment and Geographic Information

        The Company operates as a single reportable segment on an enterprise-wide basis. The Company generates revenue by licensing its technologies to consumer electronics manufacturers.

        The Company's revenue by geographical area, based on the customer's country of domicile, was as follows:

	For the Years Ended December 31,
	2013	2012	2011
U.S.	$12,998	$11,693	$10,838

South Korea	45,051	27,110	22,549
Japan	42,256	41,203	43,814
Other international	24,843	20,643	19,721

Total international	112,150	88,956	86,084

Total revenues	$125,148	$100,649	$96,922

        The following table sets forth long-lived tangible assets, net of accumulated depreciation, by geographic region:

	As of December 31,
	2013	2012
U.S.	$27,979	$30,894
International	2,137	2,431

Total long-lived tangible assets, net of accumulated depreciation	$30,116	$33,325

Note 16—Net Income (Loss) Per Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, unvested restricted

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Net Income (Loss) Per Share (Continued)

stock and ESPP using the treasury stock method. Due to the net loss for the year ended December 31, 2012, all potential common shares are excluded from the diluted shares outstanding for that period.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$15,755	$(15,898)	$18,269

Denominator:
Weighted average shares outstanding	18,097	17,466	16,982
Effect of dilutive securities:
Common stock options	153	—	494
Restricted stock	67	—	97
ESPP	17	—	2

Diluted shares outstanding	18,334	17,466	17,575

Basic net income (loss) per common share	$0.87	$(0.91)	$1.08

Diluted net income (loss) per common share	$0.86	$(0.91)	$1.04

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,163	2,697	442

Note 17—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
2013
Revenues	$32,728	$27,188	$28,159	$37,073
Gross profit	$30,406	$24,776	$25,726	$34,452
Net income (loss)	$(1,532)	$(2,027)	$1,988 (1)	$17,326 (2)
Basic earnings (loss) per share	$(0.08)	$(0.11)	$0.11	$0.98
Diluted earnings (loss) per share	$(0.08)	$(0.11)	$0.11	$0.96
2012(3)
Revenues	$26,885	$21,754	$22,235	$29,775
Gross profit	$26,691	$21,560	$20,130	$27,921
Net income (loss)	$4,045	$(755)	$(19,086)	$(102)
Basic earnings (loss) per share	$0.25	$(0.05)	$(1.04)	$(0.01)
Diluted earnings (loss) per share	$0.24	$(0.05)	$(1.04)	$(0.01)

(1)
Includes an impairment charge of $2,820 relating to certain intangibles. For additional information, refer to Note 7, "Goodwill and Other Intangibles". Also, includes a recorded gain of $5,300 within

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited) (Continued)

  operating expenses relating to changes in the fair value of contingent consideration. For additional information, refer to Note 4, "Fair Value Measurements".

(2)
Includes a $7,919 tax benefit as a result of a release of the valuation allowance on U.S. federal deferred tax assets. For additional information, refer to Note 11, "Income Taxes". Also, includes a recorded gain of $700 within operating expenses relating to changes in the fair value of contingent consideration. For additional information, refer to Note 4, "Fair Value Measurements".

(3)
During the quarter ended September 30, 2012, the Company acquired SRS and Phorus. For additional information, refer to Note 6, "Business Combinations".

Note 18—Related Party Transaction

        The Company leased the former offices of SRS in Santa Ana, California from Daimler Commerce Partners, L.P., the general partner of which is Conifer Investments, Inc. ("Conifer"). The sole shareholders of Conifer are Thomas C.K. Yuen, a former member of the Company's Board of Directors, and his spouse, Misako Yuen, as co-trustees of the Thomas Yuen Family Trust. Mr. and Mrs. Yuen also serve as the executive officers of Conifer. The Company believes the terms and conditions of these leases were competitive based on a review of similar properties in the area with similar terms and conditions. On July 18, 2013, Mr. Yuen resigned from the Board of Directors due to personal reasons. There was no disagreement between Mr. Yuen and the Company relative to his resignation. Related party rent expense for these offices was $193 and $157 for the years ended December 31, 2013 and 2012, respectively.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Other	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts:(1)
2013	$679	$709	$—	$1,388
2012	251	460	32	$679
2011	226	107	82	$251
Deferred tax assets—valuation allowance:(2)
2013	$8,702	$—	$8,123	$579
2012	817	$7,885	—	$8,702
2011	996	—	179	$817

(1)
The additions to the allowance for doubtful accounts represent the estimates of our bad debt expense based upon the factors for which we evaluate the collectability of our accounts receivable, as well as recoveries of previously reserved receivables. Deductions are the actual write-offs of the receivables.

(2)
The additions to and reductions in the deferred tax assets—valuation allowance represent the portion of a deferred tax asset for which either: (i) it is more likely than not that a tax benefit will not be realized, or (ii) it is more likely than not a tax benefit will be realized.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, the Company's management with the participation of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weaknesses described below.

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

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2013 because material weaknesses existed in the Company's internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes and for revenue under license agreements with non-standard financial terms, as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

        As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent Quarterly Reports on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls were not effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China.

        In addition, as previously reported in our Form 10-Q for the quarter ended September 30, 2013, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue under license agreements with non-standard financial terms, which existed as of December 31, 2012. Specifically, our controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, we determined that deficiencies in the control processes in the accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because these control deficiencies could have resulted in a material misstatement of revenue.

        Grant Thornton LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which is included herein in Item 8.

        Remediation Plan. We are implementing a remediation plan that was initiated in the first quarter of 2013 to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision.

        In the fourth quarter of 2013, we initiated a plan to enhance our control procedures with respect to the identification and review of revenue under license agreements with non-standard financial terms, including performing additional analysis of our license agreements to evaluate the non-standard financial terms, additional accounting research, preparing detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized.

        We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2014. The material weaknesses will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

        We are committed to the ongoing remediation efforts to address the material weaknesses described above. These remediation efforts are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

        Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our executive officers to be included under the caption "Executive Officers and Significant Employees" in our proxy statement relating to our 2014 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2013 (the "Proxy Statement") is incorporated herein by reference.

        The information concerning our directors to be included in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

        The information to be included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        The information concerning our code of ethics and code of conduct to be included in the Proxy Statement under the caption "Governance of the Company" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information to be included in the Proxy Statement under the captions "Executive Compensation and Related Information," "Compensation Discussion and Analysis," "Compensation of Directors" and "Report of the Compensation Committee" is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

        The information concerning principal accounting fees and services to be included in the Proxy Statement under the caption "Ratification of Independent Registered Public Accountants" is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Financial statements and schedules required by this Item are included in Item 8 of Part II of this report.

        Refer to the "Exhibit Index" immediately following the signature page, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March, 2014.

DTS, INC.
By:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER Jon E. Kirchner	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 20, 2014
/s/ MELVIN L. FLANIGAN Melvin L. Flanigan	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 20, 2014
/s/ JOERG D. AGIN Joerg D. Agin	Lead Independent Director	March 20, 2014
/s/ CRAIG S. ANDREWS Craig S. Andrews	Director	March 20, 2014
/s/ L. GREGORY BALLARD L. Gregory Ballard	Director	March 20, 2014
/s/ BRADFORD D. DUEA Bradford D. Duea	Director	March 20, 2014
/s/ V. SUE MOLINA V. Sue Molina	Director	March 20, 2014
/s/ RONALD N. STONE Ronald N. Stone	Director	March 20, 2014

DTS, INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
2.1		Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/2012

2.2		Voting Agreement, dated as of April 16, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		8-K	000-50335-12764511	4/17/2012

2.3		Amendment No. 1 to Voting Agreement, dated April 26, 2012, by and among DTS, Inc., Mr. Thomas C. K. Yuen, Misako Yuen, The Thomas and Misako Yuen Family Foundation, and Thomas Yuen Family Trust		13D	005-49103-12784432	4/26/2012

3.1		Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013

3.2		Amended and Restated Bylaws		8-K	000-50335-14704082	3/19/2014

4.1		Specimen Common Stock Certificate		S-1/A-1	333-104761-03734287	6/5/2003

10.1	*	1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.2	*	Form of Incentive Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.3	*	Form of Nonqualified Stock Option Agreement for grants under the 1997 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.4	*	2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.5	*	Form of Incentive Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.6	*	Form of Non-qualified Stock Option Agreement for grants under the 2002 Stock Option Plan		S-1	333-104761-03665001	4/25/2003

10.7	*	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010		10-Q	000-50335-101172804	11/8/2010

10.8	*	Form of Grant of Stock Option under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.9	*	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.10	*	Form of Restricted Stock Grant Notice under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.11	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)		10-Q	000-50335-061017963	8/9/2006

10.12	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)		10-Q	000-50335-061017963	8/9/2006

10.13	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan		10-Q	000-50335-10816984	5/10/2010

10.14	*	2003 Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.15	*	2003 Foreign Subsidiary Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.16	*	Description of acceleration of vesting of certain unvested stock options		8-K	000-50335-051222387	11/23/2005

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.17	*	Executive Employment Agreement by and between the Registrant and Jon Kirchner, dated February 17, 2011		8-K	000-50335-11631546	2/23/2011

10.18	*	Form of Indemnification Agreement between the Registrant and its directors		S-1	333-104761-03665001	4/25/2003

10.19	*	Form of Indemnification Agreement between the Registrant and its officers		S-1	333-104761-03665001	4/25/2003

10.20	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.21	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.22	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan		10-Q	000-50335-111017706	8/8/2011

10.23	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson		10-Q	000-50335-111017706	8/8/2011

10.24	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-111017706	8/8/2011

10.25	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher		10-Q	000-50335-111017706	8/8/2011

10.26	*	Form of Director Confidentiality Agreement		8-K	000-50335-11847230	5/16/2011

10.27	*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson		10-K	000-50335-12662201	3/2/2012

10.28	*	2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.29	*	Form of Notice of Grant of Stock Option under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.30	*	Form of Stock Option Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.31	*	Form of Notice of Grant of Restricted Stock under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.32	*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.33	*	Form of Notice of Grant of Restricted Stock Unit under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.34	*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.35	*	Form of Stock Option Agreement (Non U.S.) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.36	*	Form of Restricted Stock Unit Agreement (Non U.S.) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.37		Loan Agreement, dated as of July 18, 2012, by and between DTS, Inc. and Union Bank, N.A., together with any other lender thereunder from time to time.		8-K	000-50335-12977271	7/24/2012

10.38		Security Agreement, dated July 18, 2012, by and among DTS, Inc., and each other guarantor thereunder and Union Bank, N.A.		8-K	000-50335-12977271	7/24/2012

10.39	*	SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (the "2006 Plan")		S-8	333-183289-121028624	8/13/2012

10.40	*	Form of Notice of Grant of Stock Option under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.41	*	Form of Stock Option Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
10.42	*	Form of Notice of Grant of Restricted Stock Unit under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.43	*	Form of Restricted Stock Unit Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.44	*	Form of Stock Option Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.45	*	Form of Restricted Stock Unit Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.46	*	Employment Agreement, dated April 1, 2013, between DTS, Inc. and Kris M. Graves		10-Q	000-50335-13824975	5/8/2013

10.47	*	2013 Employee Stock Purchase Plan, as amended and restated effective November 31, 2012		S-8	333-190677-131044650	8/16/2013

10.48	*	2013 Foreign Subsidiary Employee Stock Purchase Plan, as amended and restated effective November 31, 2012		S-8	333-190677-131044650	8/16/2013

10.49	*	Form of 2014 Executive Incentive Compensation Plan	X

21.1		List of all subsidiaries of the Registrant	X

23.1		Consent of independent registered public accounting firm	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit Number			Filed with this Form 10-K
		Exhibit Title		Form	File No.	Date Filed
32.1	‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

32.2	‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Extension Definition	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

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