Form 10-Q
period 2014-03-31
DTS, INC.
filed 2014-05-12
CIK 1226308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

         As of May 5, 2014 a total of 16,968,350 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,809	$66,025
Short-term investments	5,007	5,004
Accounts receivable, net of allowance for doubtful accounts of $1,445 and $1,388 at March 31, 2014 and December 31, 2013, respectively	16,875	11,637
Deferred income taxes	5,727	5,787
Prepaid expenses and other current assets	3,782	5,480
Income taxes receivable	2,263	2,826

Total current assets	91,463	96,759
Property and equipment, net	29,121	30,116
Intangible assets, net	48,180	50,225
Goodwill	48,418	48,418
Deferred income taxes	19,163	11,667
Other long-term assets	4,568	4,613

Total assets	$240,913	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,928	$2,802
Accrued expenses	10,659	12,142
Deferred revenue	7,966	10,262

Total current liabilities	21,553	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	6,406	3,480
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2014 and December 31, 2013; 21,035 and 20,972 shares issued at March 31, 2014 and December 31, 2013, respectively; 16,968 and 17,279 shares outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	226,691	224,971
Treasury stock, at cost—4,067 and 3,693 shares at March 31, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	789	747
Retained earnings	47,655	42,080

Total stockholders' equity	182,954	183,112

Total liabilities and stockholders' equity	$240,913	$241,798

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$36,835	$32,728
Cost of revenue	2,331	2,322

Gross profit	34,504	30,406
Operating expenses:
Selling, general and administrative	22,605	21,690
Research and development	8,823	7,679

Total operating expenses	31,428	29,369

Operating income	3,076	1,037
Interest and other income (expense), net	(214)	(245)

Income before income taxes	2,862	792
Provision (benefit) for income taxes	(2,713)	2,324

Net income (loss)	$5,575	$(1,532)

Net income (loss) per common share:
Basic	$0.32	$(0.08)

Diluted:	$0.32	$(0.08)

Weighted average shares outstanding:
Basic	17,284	18,218

Diluted	17,571	18,218

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income (loss)	$5,575	$(1,532)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	26
Other	42	1

Total comprehensive income (loss)	$5,617	$(1,505)

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,575	$(1,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,633	3,837
Stock-based compensation charges	2,469	3,013
Deferred income taxes	(3,575)	362
Tax benefits (shortfalls) from stock-based awards	(269)	(319)
Excess tax (benefits) shortfalls from stock-based awards	(2)	3
Other	149	31
Changes in operating assets and liabilities:
Accounts receivable	(5,300)	(731)
Prepaid expenses and other assets	1,619	929
Accounts payable, accrued expenses and other liabilities	(2,458)	(4,257)
Deferred revenue	(2,296)	(621)
Income taxes receivable	563	574

Net cash provided by operating activities	108	1,289

Cash flows from investing activities:
Purchases of available-for-sale investments	(3)	(5,059)
Maturities of available-for-sale investments	—	7,749
Purchases of property and equipment	(200)	(773)
Purchases of intangible assets	(148)	(260)

Net cash provided by (used in) investing activities	(351)	1,657

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	186	97
Repurchases and retirement of common stock for restricted stock tax withholdings	(666)	(767)
Excess tax benefits (shortfalls) from stock-based awards	2	(3)
Purchases of treasury stock	(7,495)	—

Net cash used in financing activities	(7,973)	(673)

Net change in cash and cash equivalents	(8,216)	2,273
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$57,809	$60,104

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at March 31, 2014, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 20, 2014.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Note 2—Recent Accounting Pronouncement

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. As of March 31, 2014, the Company has fully adopted this ASU and has presented $5,243 of unrecognized tax benefits as a reduction to deferred tax assets on the consolidated balance sheet.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for-sale, consist of the following:

	As of March 31, 2014	As of December 31, 2013
Cash and cash equivalents:
Cash	$20,224	$26,374
Money market accounts	37,585	39,651

Total cash and cash equivalents	$57,809	$66,025

Short-term investments:
U.S. government and agency securities	$5,007	$5,004

Total short-term investments	$5,007	$5,004

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of March 31, 2014 were all due within one year.

Note 4—Fair Value Measurements

        The Company's investments are required to be measured and recorded at fair value on a recurring basis. The Company's contingent consideration related to its acquisition of assets from Phorus, Inc. and Phorus, LLC (collectively "Phorus") is also measured and recorded at fair value on a recurring basis until it can be determined whether or not any future payments will be made. Increases or decreases in the fair value of contingent consideration can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates, changes in discount rates, or payments.

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

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs supported by little or no market activity. As of March 31, 2014, the Company measured the fair value of contingent

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

consideration using an income approach, based on an analysis of projected cash flows in a non-risk neutral scenario, which utilized a discount rate of 17%. The analysis did not result in a change to the fair value of contingent consideration from December 31, 2013. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 6 "Commitments and Contingencies".

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
U.S. government and agency securities	$5,007	$—	$5,007	$—
Contingent consideration(1)	$(1,000)	$—	$—	$(1,000)
As of December 31, 2013
U.S. government and agency securities	$5,004	$—	$5,004	$—
Contingent consideration(1)	$(1,000)	$—	$—	$(1,000)

(1)
As of March 31, 2014 and December 31, 2013, $400 and $600 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Intangibles

        The following table summarizes the Company's intangible assets:

		As of March 31, 2014			As of December 31, 2013
	Weighted Average Life (Years)
		Gross Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Amount(1)	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$16,763	$(8,744)	$8,019	$16,763	$(8,193)	$8,570
Customer relationships	8	45,590	(10,221)	35,369	45,590	(8,792)	36,798
Non-compete	2	384	(367)	17	384	(350)	34
Tradename	5	3,000	(1,142)	1,858	3,000	(1,002)	1,998
Patents	5	3,140	(999)	2,141	3,036	(953)	2,083
Trademarks	10	713	(307)	406	669	(297)	372

Total amortizable intangible assets		69,590	(21,780)	47,810	69,442	(19,587)	49,855
IPR&D		370	—	370	370	—	370

Total intangible assets		$69,960	$(21,780)	$48,180	$69,812	$(19,587)	$50,225

(1)
Includes write-downs of $2,304 for existing technology, $156 for non-compete, and $360 for IPR&D, which were included in the consolidated statement of operations for the year ended December 31, 2013.

        The following table summarizes amortization of intangibles included in the Company's consolidated statements of operations:

	For the Three Months Ended March 31,
	2014	2013
Cost of revenue(1)	$2,143	$2,203
Operating expenses	214	250

Total amortization of intangible assets	$2,357	$2,453

(1)
Includes amortization of $164 and $129 for the three months ended March 31, 2014 and 2013, respectively, associated with certain contractual service arrangements classified as other assets on the consolidated balance sheets.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Intangibles (Continued)

        The Company expects the future amortization of intangible assets held at March 31, 2014 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2014 (remaining 9 months)	$6,794
2015	9,021
2016	8,318
2017	7,958
2018	6,831
2019 and thereafter	8,888

Total	$47,810

Note 6—Commitments and Contingencies

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

        Under certain existing contractual service arrangements, the Company may be obligated to pay up to approximately $7,500 over an estimated period of three years if certain milestones are achieved.

        In connection with the acquisition of Phorus, contingent consideration of up to $500 could be due and payable at the end of 2014, and up to $1,000 could be due and payable at the end of 2015.

        In the first quarter of 2014, the Company implemented certain staffing changes to allow the Company to facilitate further investments in growth markets. In connection with these changes, the Company recorded severance and related costs of $1,118, of which $225 was paid as of March 31, 2014. The unpaid amounts are expected to be paid during the remainder of 2014.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes

        For the three months ended March 31, 2014, the Company's effective tax rate was approximately (95)%. This effective tax rate differed from the US statutory rate of 35% primarily due to a net tax benefit of $3,510 associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014.

        As of March 31, 2014 and December 31, 2013, the Company's uncertain tax positions were $9,857 and $9,701, respectively, which were recorded in long-term deferred tax assets and other long-term liabilities. The net increase of $156 was primarily due to uncertain tax positions relating to the Company's transfer pricing with its foreign subsidiary, state research and development tax credits, and California income apportionment methodology. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. Any settlement may impact the Company's effective tax rate. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by tax authorities for years prior to 2009. The Internal Revenue Service (IRS) is examining the Company's 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board (FTB) is conducting a state tax examination for the years 2009 and 2010. Significant judgment is required in determining the consolidated provision (benefit) for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS, the FTB, and various state governments could differ materially from that which is reflected in the consolidated financial statements.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2014 and 2013, withholding taxes were $1,533 and $1,251, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Stock-Based Compensation

        On March 13, 2014, the Compensation Committee of the Company's Board of Directors granted 134 performance-based restricted stock units (PSUs) to certain employees under the DTS, Inc. 2012 Equity Incentive Plan. The PSUs will vest in two equal installments upon achievement of certain performance goals, with one-half of the PSUs vesting on February 15, 2016 and the remaining PSUs vesting on February 15, 2017, in each case assuming the specified performance goals are achieved and so long as the employee has met the service conditions through such dates. Achievement of the performance goals will be measured as of December 31, 2015. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the specified performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

        The PSUs had a grant-date fair value of $20.37, which is equal to the market value of the Company's common stock on the date of grant. The related compensation expense is calculated using the grant-date fair value and the number of shares of the Company's common stock expected to vest based on the probable level of achievement of the performance goals, subject to reduction for estimated forfeitures based on historical experience. Such compensation expense is recognized over the corresponding requisite service period, and will be adjusted in subsequent reporting periods if the Company's assessment of the probable level of achievement of the performance goals changes.

Note 9—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of any unvested restricted stock, outstanding stock options, any unvested PSUs for which the performance conditions have been satisfied at the reporting date, and the Company's employee stock purchase plan (ESPP) using the treasury stock method. Due to the net loss for the three months ended March 31, 2013, all potential common shares were excluded from the diluted shares outstanding for this period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$5,575	$(1,532)

Denominator:
Weighted average shares outstanding	17,284	18,218
Effect of dilutive securities:
Common stock options	184	—
Restricted stock	79	—
ESPP	24	—

Weighted average diluted shares outstanding	17,571	18,218

Basic net income (loss) per common share	$0.32	$(0.08)

Diluted net income (loss) per common share	$0.32	$(0.08)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,607	3,529

Note 10—Common Stock Repurchases

        In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of March 31, 2014, the Company had repurchased 374 shares of common stock under this authorization for an aggregate of $7,495. All shares repurchased under this authorization were accounted for as treasury stock.

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

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q, as well as the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 20, 2014.

 Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. We exist to make the world sound better. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio which are incorporated by hundreds of licensee customers around the world, into an array of consumer electronics devices, including televisions (TVs), personal computers (PCs), smartphones, tablets, digital media players, video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, DVD based products, automotive audio systems, set-top-boxes, and home theater systems.

        We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model typically provides for these manufacturers to pay us royalties for DTS-enabled products that they manufacture.

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

Executive Summary

Financial Highlights

  •
  Revenues increased $4.1 million for the three months ended March 31, 2014, compared to the same prior year period.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $3.7 million for the three months ended March 31, 2014, compared to the same prior year period.

Trends, Opportunities, and Challenges

        Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players, in general, has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices—what we call the network-connected markets. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our primary focus to providing end-to-end audio solutions to the network-connected markets, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets.

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into thousands of titles, and we continue to work with numerous partners in this area, including Deluxe Digital Distribution, CinemaNow, Paramount Pictures, Elemental Technologies, castLabs and Digital Rapids.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. For information relating to accounting for performance-based restricted stock units, refer to Note 8, "Stock-Based Compensation".

Results of Operations

  Revenues

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended March 31,	$36,835	$32,728	$4,107	13%

        Revenues included an increase of $3.7 million in royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more meaningful and comparable analysis.

        Excluding royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the Blu-ray market, largely due to timing of production relating to the latest gaming cycle. In dollar terms, these royalties were up 27% compared to the same prior year period. Blu-ray related royalties comprised over 25% and 20% of revenues for the three months ended March 31, 2014 and 2013, respectively. These increases were partially offset by a slight decline in the network-connected markets, due in part to delays in renewing certain licensing agreements. In dollar terms, these royalties were down 7% compared to the same prior year period. Network-connected markets represented more than 40% and 45% of revenues for the three months ended March 31, 2014 and 2013, respectively. However, we expect to see continued growth from the network-connected markets, as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2014	%	2013	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended March 31,	$34,504	94%	$30,406	93%	1%

        Our gross profit percentage was higher due to cost of sales, which consists primarily of amortization of acquired intangibles, remaining consistent.

  Selling, General and Administrative (SG&A)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended March 31,	$22,605	$21,690	$915	4%
% of Revenue	61%	66%

        The dollar increase in SG&A was primarily due to employee related costs relating to severance, advertising and related activities for brand marketing, promotion and tradeshows, and professional service fees.

  Research and Development (R&D)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended March 31,	$8,823	$7,679	$1,144	15%
% of Revenue	24%	23%

        The dollar increase in R&D was primarily due to employee related costs, including severance costs, and consultant expenses to support our new programs and initiatives.

  Interest and Other Expense, Net

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended March 31,	$214	$245	$(31)	(13)%

        Interest and other expense, net, is comprised mostly of interest expense associated with our debt and the effects of translation of certain foreign subsidiaries to the US dollar or functional currency, partially offset by interest income.

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended March 31,	$(2,713)	$2,324
Effective tax rate	(95)%	293%

        Our effective quarterly tax rates are based in part upon projections of our annual results. The tax rates differed from the US statutory rate of 35% primarily due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and state research and development tax credits. Our effective tax rate for the three months ended March 31, 2014 was also lower than the US statutory rate due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014 and the federal tax deduction for domestic production activities. Our effective tax rate for the three months ended March 31, 2013 was higher than the US statutory rate due to the change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset was deemed uncertain. As a result of the transfer of intellectual property licensing rights transacted on January 1, 2014, based on our current forecasts we expect our annualized effective tax rate before discrete items to be generally lower than the US federal statutory rate for the foreseeable future.

Liquidity and Capital Resources

        At March 31, 2014, we had cash, cash equivalents and short-term investments of $62.8 million, compared to $71.0 million at December 31, 2013. At March 31, 2014, $57.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

        Net cash provided by operating activities was $0.1 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Cash flows from operating activities during the three months ended March 31, 2014 and 2013 were primarily impacted by net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the three months ended March 31, 2014 were also impacted by the timing of cash receipts for certain receivables.

        We typically use cash in investing activities primarily to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $0.4 million for the three months ended March 31, 2014. These cash flows were primarily impacted by purchases of property and equipment and intangible assets. Net cash provided by investing activities totaled $1.7 million for the three months ended March 31, 2013, and were primarily impacted by investment maturities, partially offset by investment purchases.

        Net cash used in financing activities totaled $8.0 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in financing activities for the three months ended March 31, 2014 was primarily the result of purchases of treasury stock. Net cash used in financing activities for the three months ended March 31, 2013 was primarily the result of amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock.

  Credit Facility

        In connection with our acquisition of SRS Labs, Inc. (SRS), we entered into a Loan Agreement, dated as of July 18, 2012 (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time. The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. We anticipate that repayment of the Revolver will be satisfied with our future available cash and cash equivalents and operating cash flows or by renewal of the credit facility. As of and for the three months ended March 31, 2014, the Company was in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of the our common stock in the open market or in privately negotiated transactions. As of March 31, 2014, we had repurchased 0.4 million shares of common stock under this authorization for an aggregate of $7.5 million. All shares repurchased under this authorization were accounted for as treasury stock.

  Contingent Consideration

        In connection with the contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $1.5 million in consideration subject to the achievement of certain revenue milestones. For additional information, refer to Note 4 and 6, "Fair Value Measurements" and "Commitments and Contingencies", respectively.

  Contractual Obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2013. As of March 31, 2014, our total amount of unrecognized tax benefits was $9.9 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

        Further, under certain existing contractual service arrangements, we may be obligated to pay up to approximately $7.5 million over an estimated period of three years if certain milestones are achieved.

  Working Capital and Capital Expenditure Requirements

        We believe that our cash, cash equivalents, short-term investments, cash flows from operations and our credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given current economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

        Refer to Note 2, "Recent Accounting Pronouncement".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, US government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2014. The average maturity of our investment portfolio is less than one year. As of March 31, 2014, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.6 million on our income before income taxes. As of March 31, 2014, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the three months ended March 31, 2014, we derived over 85% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 1% of total revenues during the three months ended March 31, 2014. Operating expenses, including cost of sales, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $6.3 million for the three months ended March 31, 2014. Based upon the expenses for the three months ended March 31, 2014, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our operating income.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2014, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the inadequate design of internal controls over the accounting for revenue under license agreements with non-standard financial terms as further described below.

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls were not effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. As discussed in our Form 10-K for the year ended December 31, 2013, during 2013 we took steps to remediate this material weakness by enhancing our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. Based on the testing of our enhanced controls during 2013 and the first quarter of 2014, management has determined that, as of March 31, 2014, our controls associated with the preparation and review of the income tax provision and the related deferred tax assets and liabilities were adequate and that the implementation of the additional control procedures have fully remediated this material weakness.

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we also identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management has determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constitute a material weakness because this control deficiency could have resulted in a material misstatement of revenue. The Company's management has initiated a plan to enhance its control procedures with respect to the identification and review of revenue under license agreements with non-standard financial terms. This remediation plan includes additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. We expect that our remediation efforts with respect to this material weakness, including design, implementation and testing, will continue during 2014. The material weakness will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013.

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and/or companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation, which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounted for more than 10% of total revenues for the year ended December 31, 2013. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 20, 2014. Although we have agreements with many of our customers, many of these agreements do not require any material minimum purchases or minimum royalty fees and typically do not prohibit customers from purchasing products and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

        In addition to the competitive advantages described above, Dolby also enjoys other unique competitive strengths relative to us. For example, it introduced multi-channel audio technology before we did. It has also achieved mandatory standard status in product categories that we have not, including terrestrial digital TV broadcasts in the US. As a result of these factors, Dolby has a competitive advantage in selling its digital multi-channel audio technology to consumer electronics products manufacturers.

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

  Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuit (ICs), for sale to our consumer electronics product licensees and if, for any reason, our technologies are not incorporated in these ICs or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

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

        In addition, global economic conditions, including increased cost of commodities, widespread employee layoffs, actual or threatened military action by the US and the continued threat of terrorism, have resulted in decreased consumer confidence, disposable income and spending. Continuation of or any further reduction in consumer confidence or disposable income may negatively affect the demand for consumer electronics products that incorporate our technologies.

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

  •
  the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the US, and mechanisms for enforcement of intellectual property rights may be inadequate in foreign countries;

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

        We market and sell our products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the quarter ended March 31, 2014, over 85% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

  •
  fluctuations in the value of foreign currency versus the US dollar and the cost of currency exchange;

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

        Our international revenue is mostly denominated in US dollars. As a result, fluctuations in the value of the US dollar and foreign currencies may make our technology, products, and services more expensive for international customers, which could cause them to decrease their royalty obligations to us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the US dollar weakens against the local currency, the translation of our foreign-currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the US dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the JPY, EUR, RMB, KRW, HKD, TWD, SGD and GBP. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        Management has determined that, as of March 31, 2014, our controls related to the accounting for income taxes were adequate and that the implementation of the additional control procedures have fully remediated this material weakness. If we are unable to effectively remediate the material weakness related to the accounting for revenue under license agreements with non-standard financial terms in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the US. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties, we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or material errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the possibility that we would be required to adopt International Financial Reporting Standards (IFRS). In order to comply with IFRS requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs.

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

        Various national governments have adopted or are in the process of adopting standards for all digital TV broadcasts, including cable, satellite, and terrestrial. In the US, Dolby's audio technology has been selected as the sole, mandatory audio standard for terrestrial digital TV broadcasts. As a result, the audio for all digital terrestrial TV broadcasts in the US must include Dolby's technology and must exclude any other format, including ours. We do not know whether this standard will be reopened or amended. If it is not, our audio technology may never be included in that standard. Certain large and developing markets, such as China, have not fully developed their digital TV standards. Our technology may or may not ultimately be included in these standards.

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

        We are subject to income taxes in both the US and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service (IRS) is examining our 2009 to 2011 federal income tax returns. The California Franchise Tax Board (FTB) is examining our 2009 and 2010 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change US tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

  We incurred a significant amount of indebtedness in connection with the SRS acquisition. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        We entered into a credit facility in July 2012. This credit facility provides us with a $30.0 million revolving line of credit, with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes.

        Our indebtedness could adversely affect our operations and liquidity, by, among other things:

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

        Natural or other disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the US or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations, or the operations of our business partners and customers, or result in economic instability that may negatively impact our operating results and financial condition. Our corporate headquarters and many of our operations are located in California, a seismically active region, potentially exposing us to greater risk of natural disasters.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended March 31, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
January 1, 2014 through
January 31, 2014	—	—		—	—
February 1, 2014 through
February 28, 2014	33,254	$19.79		—	2,000,000
March 1, 2014 through
March 31, 2014	374,586	$20.03		374,200	1,625,800

Total	407,840	$20.01	(3)	374,200	1,625,800

(1)
Consists of (i) shares repurchased under our share repurchase program described in (2) below, and (ii) shares repurchased from employees and effectively retired to satisfy statutory withholding requirements upon the vesting of restricted stock.

(2)
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date.

(3)
Represents weighted average price paid per share during the quarter ended March 31, 2014.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        Refer to the Exhibit Index immediately following the signature page, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTS, Inc.
Date: May 12, 2014	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 12, 2014	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-14704082	3/19/2014
10.1*	Form of 2014 Executive Incentive Compensation Plan		10-K	000-50335-14705471	3/20/2014
10.2*	Amendment to Employment Agreement, dated March 13, 2014, between DTS, Inc. and Brian D. Towne	X
10.3*	Employment Agreement, dated January 20, 2014, between DTS, Inc. and Kevin Doohan	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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