Form 10-Q
period 2014-06-30
DTS, INC.
filed 2014-08-11
CIK 1226308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

         As of August 4, 2014 a total of 17,108,783 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64,498	$66,025
Short-term investments	5,003	5,004
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,388 at June 30, 2014 and December 31, 2013, respectively	21,541	11,637
Deferred income taxes	9,051	5,787
Prepaid expenses and other current assets	3,737	5,480
Income taxes receivable	7,322	2,826

Total current assets	111,152	96,759
Property and equipment, net	28,469	30,116
Intangible assets, net	46,014	50,225
Goodwill	48,418	48,418
Deferred income taxes	13,432	11,667
Other long-term assets	4,155	4,613

Total assets	$251,640	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,317	$2,802
Accrued expenses	9,980	12,142
Deferred revenue	8,149	10,262

Total current liabilities	20,446	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	7,014	3,480
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2014 and December 31, 2013; 21,169 and 20,972 shares issued at June 30, 2014 and December 31, 2013, respectively; 17,102 and 17,279 shares outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	230,900	224,971
Treasury stock, at cost—4,067 and 3,693 shares at June 30, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	791	747
Retained earnings	54,670	42,080

Total stockholders' equity	194,180	183,112

Total liabilities and stockholders' equity	$251,640	$241,798

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$36,189	$27,188	$73,024	$59,916
Cost of revenue	2,460	2,412	4,791	4,734

Gross profit	33,729	24,776	68,233	55,182
Operating expenses:
Selling, general and administrative	18,796	18,749	41,401	40,439
Research and development	9,183	7,842	18,006	15,521

Total operating expenses	27,979	26,591	59,407	55,960

Operating income (loss)	5,750	(1,815)	8,826	(778)
Interest and other income (expense), net	231	(174)	17	(419)

Income (loss) before income taxes	5,981	(1,989)	8,843	(1,197)
Provision (benefit) for income taxes	(1,034)	38	(3,747)	2,362

Net income (loss)	$7,015	$(2,027)	$12,590	$(3,559)

Net income (loss) per common share:
Basic	$0.41	$(0.11)	$0.73	$(0.19)

Diluted	$0.41	$(0.11)	$0.72	$(0.19)

Weighted average shares outstanding:
Basic	17,038	18,306	17,161	18,263

Diluted	17,190	18,306	17,379	18,263

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$7,015	$(2,027)	$12,590	$(3,559)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	41	—	67
Other	2	(2)	44	(1)

Total comprehensive income (loss)	$7,017	$(1,988)	$12,634	$(3,493)

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$12,590	$(3,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,403	7,758
Stock-based compensation charges	5,397	5,925
Deferred income taxes	(7,291)	(1,305)
Tax shortfalls from stock-based awards	(320)	(391)
Excess tax shortfalls from stock-based awards	—	24
Other	(14)	81
Changes in operating assets and liabilities:
Accounts receivable	(9,987)	(2,047)
Prepaid expenses and other assets	1,732	330
Accounts payable, accrued expenses and other liabilities	(2,706)	(4,629)
Deferred revenue	(2,113)	698
Income taxes receivable	897	760

Net cash provided by operating activities	5,588	3,645

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(5,005)
Maturities of available-for-sale investments	—	15,440
Sale of other assets	725	—
Purchases of property and equipment	(798)	(1,355)
Purchases of intangible assets	(399)	(484)

Net cash provided by (used in) investing activities	(472)	8,596

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,544	1,403
Repurchases and retirement of common stock for restricted stock tax withholdings	(692)	(804)
Excess tax shortfalls from stock-based awards	—	(24)
Purchases of treasury stock	(7,495)	(2,754)

Net cash used in financing activities	(6,643)	(2,179)

Net change in cash and cash equivalents	(1,527)	10,062
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$64,498	$67,893

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2014, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 20, 2014.

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

Note 2—Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company fully adopted this ASU in the first quarter of 2014. As of June 30, 2014, the Company has presented $4,856 of unrecognized tax benefits as a reduction to deferred tax assets on the consolidated balance sheet.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for-sale, consist of the following:

	As of June 30, 2014	As of December 31, 2013
Cash and cash equivalents:
Cash	$22,955	$26,374
Money market accounts	41,543	39,651

Total cash and cash equivalents	$64,498	$66,025

Short-term investments:
U.S. government and agency securities	$5,003	$5,004

Total short-term investments	$5,003	$5,004

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of June 30, 2014 were all due within one year.

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

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs supported by little or no market activity. As of June 30, 2014, the Company measured the fair value of contingent consideration

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

using an income approach, based on an analysis of projected cash flows using a discount rate of 17%. The Company estimated the fair value of the contingent consideration to be $1,100 as of June 30, 2014, and accordingly recognized $100 within operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2014. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 6 "Commitments and Contingencies".

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
U.S. government and agency securities	$5,003	$—	$5,003	$—
Contingent consideration(1)	$(1,100)	$—	$—	$(1,100)
As of December 31, 2013
U.S. government and agency securities	$5,004	$—	$5,004	$—
Contingent consideration(2)	$(1,000)	$—	$—	$(1,000)

(1)
As of June 30, 2014, $400 and $700 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(2)
As of December 31, 2013, $400 and $600 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Intangible Assets

        The following table summarizes the Company's intangible assets:

		As of June 30, 2014			As of December 31, 2013
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$17,133	$(9,303)	$7,830	$16,763	$(8,193)	$8,570
Customer relationships	8	45,590	(11,651)	33,939	45,590	(8,792)	36,798
Non-compete	2	384	(384)	—	384	(350)	34
Tradename	5	3,000	(1,283)	1,717	3,000	(1,002)	1,998
Patents	5	3,207	(1,088)	2,119	3,036	(953)	2,083
Trademarks	10	739	(330)	409	669	(297)	372

Total amortizable intangible assets		70,053	(24,039)	46,014	69,442	(19,587)	49,855
IPR&D		—	—	—	370	—	370

Total intangible assets		$70,053	$(24,039)	$46,014	$69,812	$(19,587)	$50,225

        The following table summarizes amortization of intangible assets included in the Company's consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue(1)	$2,154	$2,235	$4,297	$4,438
Operating expenses	428	264	642	514

Total amortization of intangible assets	$2,582	$2,499	$4,939	$4,952

(1)
Includes amortization of $165 and $137 for the three months ended June 30, 2014 and 2013, respectively, associated with certain other assets included in the consolidated balance sheets. Includes amortization of $329 and $226 for the six months ended June 30, 2014 and 2013, respectively, associated with such other assets.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Intangible Assets (Continued)

        The Company expects the future amortization of intangible assets held at June 30, 2014 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2014 (remaining 6 months)	$4,586
2015	9,160
2016	8,457
2017	8,031
2018	6,824
2019 and thereafter	8,956

Total	$46,014

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

        Under certain existing contractual rights arrangements, the Company may be obligated to pay up to approximately $7,500 over an estimated period of three years if certain milestones are achieved.

        In connection with the acquisition of Phorus, contingent consideration of up to $500 could be due and payable at the end of 2014, and up to $1,000 could be due and payable at the end of 2015.

        In the first quarter of 2014, the Company implemented certain staffing changes to allow the Company to facilitate further investments in growth markets. In connection with these changes, the Company recorded severance and related costs of $1,118, all of which were paid as of June 30, 2014.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes

        For the three and six months ended June 30, 2014, the Company's effective tax rate was approximately (17)% and (42)%, respectively. The effective tax rate for the three months ended June 30, 2014 differed from the US statutory rate of 35% primarily due to a tax benefit of $3,326 associated with the effective settlement of a federal tax audit. The effective tax rate for the six months ended June 30, 2014 also differed from the US statutory rate primarily due to a net tax benefit of $3,510 associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014.

        As of June 30, 2014 and December 31, 2013, the Company's uncertain tax positions were $10,018 and $9,701, respectively, of which $5,162 and $1,713, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to long-term deferred tax assets, pursuant to ASU 2013-11. The increase in uncertain tax positions was primarily related to the Company's transfer pricing with one of its foreign subsidiaries, state research and development tax credits, and the California income apportionment methodology. The current 2009 to 2011 US federal income tax audit with the Internal Revenue Service (IRS) had no impact on the Company's unrecognized tax benefits. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. Additionally, any settlement may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by tax authorities for years prior to 2009. The IRS is examining the Company's 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board (FTB) is conducting a state tax examination for the years 2009 and 2010. Significant judgment is required in determining the consolidated provision (benefit) for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS, the FTB, and various state governments could differ materially from that which is reflected in the consolidated financial statements.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2014 and 2013,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

withholding taxes were $562 and $1,139, respectively. For the six months ended June 30, 2014 and 2013, withholding taxes were $2,095 and $2,389, respectively.

Note 8—Stock-Based Compensation

        On March 13, 2014, the Compensation Committee of the Company's Board of Directors granted 134 performance-based restricted stock units (PSUs) to certain employees under the DTS, Inc. 2012 Equity Incentive Plan. The PSUs will vest in two equal installments upon achievement of certain internal performance goals, with one-half vesting on February 15, 2016 and the remaining vesting on February 15, 2017, in each case assuming the specified performance goals are achieved and so long as the employee has met the service conditions. Achievement of the performance goals will be measured as of December 31, 2015. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the specified performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

        The PSUs had a grant-date fair value of $20.37, which is equal to the market value of the Company's common stock on the date of grant. The related compensation expense is calculated using the number of shares of common stock expected to vest based on the probable level of achievement of the performance goals. Compensation expense is recognized over the requisite service period, and will be adjusted in subsequent reporting periods if the Company's assessment of the probable level of achievement of the performance goals changes. For the three and six months ended June 30, 2014, compensation expense for PSUs was $395 and $429, respectively. Considerable judgment is required in the assessment of the probable level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in materially different compensation expense.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Net Income (Loss) Per Common Share (Continued)

        The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$7,015	$(2,027)	$12,590	$(3,559)

Denominator:
Weighted average shares outstanding	17,038	18,306	17,161	18,263
Effect of dilutive securities:
Common stock options	100	—	142	—
Restricted stock	38	—	57	—
ESPP	14	—	19	—

Weighted average diluted shares outstanding	17,190	18,306	17,379	18,263

Basic net income (loss) per common share	$0.41	$(0.11)	$0.73	$(0.19)

Diluted net income (loss) per common share	$0.41	$(0.11)	$0.72	$(0.19)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,429	3,776	3,020	3,653

Note 10—Common Stock Repurchases

        In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of June 30, 2014, the Company had repurchased 374 shares of common stock under this authorization for an aggregate of $7,495. All shares repurchased under this authorization were accounted for as treasury stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, our future effective tax rates, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q and in other documents we file with the Securities and Exchange Commission (SEC). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances, unless otherwise required by law.

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

        Our cost of revenues consists primarily of amortization of acquired intangibles. It also includes costs for products and materials, as well as payments to third parties for copyrighted material.

        Our selling, general and administrative (SG&A) expenses consist primarily of salaries and related benefits and expenses for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. SG&A expenses also include professional fees, facility-related expenses and other general corporate expenses, including salaries and related benefits and expenses for personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development (R&D) costs consist primarily of salaries and related benefits and expenses for research and development personnel, engineering consulting expenses associated with new product and technology development and quality assurance and testing costs. R&D costs are expensed as incurred.

Executive Summary

Financial Highlights

  •
  Revenues increased $9.0 million and $13.1 million for the three and six months ended June 30, 2014, respectively, compared to the same prior year periods.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $3.7 million and $7.4 million for the three and six months ended June 30, 2014, respectively, compared to the same prior year periods.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. For information relating to accounting for performance-based restricted stock units, refer to Note 8, "Stock-Based Compensation".

Results of Operations

  Revenues

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended June 30,	$36,189	$27,188	$9,001	33%
Six months ended June 30,	$73,024	$59,916	$13,108	22%

        Revenues for the three and six months ended June 30, 2014 included $3.8 million and $7.5 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for both the three and six months ended June 30, 2013 included $0.1 million of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, they may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more comparable analysis.

  Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Excluding royalty recoveries, the increase in revenues was primarily attributable to increased royalties from network-connected markets, which in dollar terms, were up 21%. Network-connected royalties comprised over 50% and 45% of revenues for the current and prior year period, respectively. The increase in royalties from network-connected markets was primarily driven by increased royalties from connected TVs and PC. The increase in revenues was also driven by an increase in Blu-ray related royalties, which were impacted by the continued success of the latest gaming cycle. In dollar terms, these royalties were up 27% and comprised over 15% of revenues in both periods.

  Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Excluding royalty recoveries, the increase in revenues was primarily attributable to an increase in Blu-ray related royalties, which were impacted by the continued success of the latest gaming cycle. In dollar terms, these royalties were up 27%, and comprised over 20% of revenues in both periods. The increase in revenues was also driven by increased royalties from network-connected markets, which experienced significant growth in PC. In dollar terms, network-connected royalties were up 6%, and comprised over 45% of revenues in both periods. We expect to see continued growth from the network-connected markets as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2014	%	2013	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended June 30,	$33,729	93%	$24,776	91%	2%
Six months ended June 30,	$68,233	93%	$55,182	92%	1%

        Our gross profit percentage was higher for both the three and six months ended June 30, 2014, compared to the same prior year periods, due to cost of sales, which consists primarily of amortization of acquired intangibles, remaining relatively consistent while revenues increased.

  Selling, General and Administrative (SG&A)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended June 30,	$18,796	$18,749	$47	0%
% of Revenue	52%	69%
Six months ended June 30,	$41,401	$40,439	$962	2%
% of Revenue	57%	67%

        SG&A dollars remained relatively consistent for the three months ended June 30, 2014 and 2013. The dollar increase in SG&A for the six months ended June 30, 2014, compared to 2013, was primarily due to an increase in employee related costs, largely due to increased accruals for estimated incentive compensation and severance related costs.

  Research and Development (R&D)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended June 30,	$9,183	$7,842	$1,341	17%
% of Revenue	25%	29%
Six months ended June 30,	$18,006	$15,521	$2,485	16%
% of Revenue	25%	26%

        The dollar increase in R&D for both the three and six month periods was primarily due to an increase in employee related costs, largely due to increased accruals for estimated incentive compensation and severance related costs, as well as consultant expenses to support our new programs and initiatives.

  Interest and Other Income (Expense), Net

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended June 30,	$231	$(174)	$405	233%
Six months ended June 30,	$17	$(419)	$436	104%

        Interest and other income (expense), net, for the three and six months ended June 30, 2014 was comprised mostly of a gain from the sale of certain other assets, interest expense associated with our debt and the effects of translation of foreign subsidiaries to the US dollar.

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended June 30,	$(1,034)	$38
Effective tax rate	(17)%	(2)%
Six months ended June 30,	$(3,747)	$2,362
Effective tax rate	(42)%	(197)%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. The tax rates differed from the US statutory rate of 35% in part due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, the federal tax deduction for domestic production activities, and state research and development tax credits. Also, our rate for the three months ended June 30, 2014 was lower due to the effective settlement of a federal tax audit. Additionally, our rate for the six months ended June 30, 2014 was lower due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014. Our effective tax rate for the six months ended June 30, 2013 also differed from the US statutory rate due to a change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset was deemed uncertain. As a result of the transfer of intellectual property licensing rights, based on our current forecasts, we expect that our annualized effective tax rate before discrete items will not vary significantly from the US federal statutory rate for the foreseeable future.

Liquidity and Capital Resources

        At June 30, 2014, we had cash, cash equivalents and short-term investments of $69.5 million, compared to $71.0 million at December 31, 2013. At June 30, 2014, $63.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

        Net cash provided by operating activities was $5.6 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively. Cash flows from operating activities during both periods were primarily impacted by net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the six months ended June 30, 2014 were also impacted by the timing of cash receipts for certain receivables.

        We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand name, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $0.5 million for the six months ended June 30, 2014. These cash flows were primarily impacted by purchases of property and equipment and intangible assets, partially offset by the sale of certain other assets. Net cash provided by investing activities totaled $8.6 million for the six months ended June 30, 2013, and were primarily impacted by investment maturities, partially offset by investment purchases.

        Net cash used in financing activities totaled $6.6 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used for 2014 was primarily the result of purchases of treasury stock. Net cash used for 2013 was primarily the result of purchases of treasury stock and amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock.

  Credit Facility

        In July 2012, we entered into a Loan Agreement (the "Loan Agreement"), between us and Union Bank, N.A., together with the other lenders thereunder from time to time. The Loan Agreement provides us with a $30.0 million revolving line of credit (the "Revolver"), with a five million sublimit for the issuance of standby and commercial letters of credit, to use to finance permitted acquisitions and for working capital and general corporate purposes. We may increase the Revolver by up to $20.0 million subject to certain conditions. All advances under the Revolver will become due and payable on July 18, 2015, or earlier in the event of a default. We anticipate that repayment of the Revolver will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the six months ended June 30, 2014, we were in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2014, we had repurchased 0.4 million shares under this authorization for an aggregate of $7.5 million. All shares repurchased under this authorization were accounted for as treasury stock.

  Contingent Consideration

        In connection with the contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $1.5 million in consideration subject to the achievement of certain revenue milestones. For additional information, refer to Note 4 and 6, "Fair Value Measurements" and "Commitments and Contingencies", respectively.

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2013. As of June 30, 2014, our total amount of unrecognized tax benefits was $10.0 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

        Further, under certain existing contractual rights arrangements, we may be obligated to pay up to approximately $7.5 million over an estimated period of three years if certain milestones are achieved.

  Working Capital and Capital Expenditure Requirements

        We believe that our cash, cash equivalents, short-term investments, cash flows from operations and our credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given recent economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

        Refer to Note 2, "Recent Accounting Pronouncements".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, US government securities and corporate bonds. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2014. As of June 30, 2014, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.7 million on our income before income taxes. As of June 30, 2014, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our consolidated statement of operations.

        During the six months ended June 30, 2014, we derived over 85% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for less than 2% of total revenues during the six months ended June 30, 2014. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $12.3 million for the six months ended June 30, 2014. Based upon the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our consolidated statement of operations.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2014, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because this control deficiency could have resulted in a material misstatement of revenue. The Company's management has initiated a plan to enhance its control procedures with respect to the identification and review of revenue under license agreements with non-standard financial terms. This remediation plan includes additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. We expect that our remediation efforts with respect to this material weakness, including design, implementation and testing, will continue during 2014. The material weakness will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the period ended March 31, 2014.

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

  •
  more technicians and engineers;

  •
  greater technical support;

  •
  the ability to offer open source or free codecs; and

  •
  greater inclusion in government or industry standards.

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

        Negative trends in the general economy could cause a downturn in the market for our technologies, products and services, as many of the products in which our technologies are incorporated are discretionary goods, including TVs, PCs, and mobile devices. Weakness in the global financial markets could result in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit and equity markets. This weakness could adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees or other customers to obtain credit to finance their operations, including financing the manufacture of products containing our technologies, and delays in reporting or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current products and services, or expand the breadth of our markets. If we are unable to execute such acquisitions or strategic investments, our operating results and business prospects may suffer.

        In addition, global economic conditions, including increased cost of commodities, widespread employee layoffs, actual or threatened military action by the US and the threat of terrorism could result in decreased consumer confidence, disposable income and spending. Any reduction in consumer confidence or disposable income may negatively affect the demand for consumer electronics products that incorporate our technologies.

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

        We market and sell our products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2014, over 85% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

        As described in Part I, Item 4 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, based on the testing of our enhanced controls during 2013 and the first quarter of 2014, management determined that, as of March 31, 2014, our controls associated with the preparation and review of the income tax provision and the related deferred tax assets and liabilities were adequate and that the implementation of the additional control procedures had fully remediated this material weakness. However, if we are unable to effectively remediate the material weakness related to the accounting for revenue under license agreements with non-standard financial terms in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

        We are subject to income taxes in both the US and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the California Franchise Tax Board (FTB) is examining our 2009 and 2010 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change US tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

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

        In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given the recent credit crisis and downturn in the overall global economy. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 1, 2014 through
April 30, 2014	—	—		—	1,625,800
May 1, 2014 through
May 31, 2014	1,548	$17.03		—	1,625,800
June 1, 2014 through
June 30, 2014	—	—		—	1,625,800

Total	1,548	$17.03	(3)	—	1,625,800

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

(3)
Represents weighted average price paid per share during the quarter ended June 30, 2014.

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

DTS, Inc.
Date: August 11, 2014	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 11, 2014	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-14704082	3/19/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

‡
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.