Form 10-Q
period 2014-09-30
DTS, INC.
filed 2014-11-10
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

         As of November 3, 2014 a total of 17,186,059 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$81,515	$66,025
Short-term investments	5,006	5,004
Accounts receivable, net of allowance for doubtful accounts of $48 and $1,388 at September 30, 2014 and December 31, 2013, respectively	20,615	11,637
Deferred income taxes	9,097	5,787
Prepaid expenses and other current assets	3,414	5,480
Income taxes receivable	6,969	2,826

Total current assets	126,616	96,759
Property and equipment, net	27,872	30,116
Intangible assets, net	48,713	50,225
Goodwill	50,374	48,418
Deferred income taxes	13,806	11,667
Other long-term assets	1,873	4,613

Total assets	$269,254	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,379	$2,802
Accrued expenses	14,105	12,142
Deferred revenue	12,508	10,262

Total current liabilities	29,992	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	8,252	3,480
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2014 and December 31, 2013; 21,214 and 20,972 shares issued at September 30, 2014 and December 31, 2013, respectively; 17,147 and 17,279 shares outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	233,859	224,971
Treasury stock, at cost—4,067 and 3,693 shares at September 30, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	793	747
Retained earnings	58,539	42,080

Total stockholders' equity	201,010	183,112

Total liabilities and stockholders' equity	$269,254	$241,798

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$35,676	$28,159	$108,700	$88,075
Cost of revenue	3,302	2,433	8,093	7,167

Gross profit	32,374	25,726	100,607	80,908
Operating expenses:
Selling, general and administrative	18,712	18,784	60,013	59,223
Research and development	9,092	7,490	27,098	23,011
Change in fair value of contingent consideration	200	(5,300)	300	(5,300)
Impairment of intangible assets	—	2,820	—	2,820

Total operating expenses	28,004	23,794	87,411	79,754

Operating income	4,370	1,932	13,196	1,154
Interest and other expense, net	(149)	(27)	(132)	(446)

Income before income taxes	4,221	1,905	13,064	708
Provision (benefit) for income taxes	352	(83)	(3,395)	2,279

Net income (loss)	$3,869	$1,988	$16,459	$(1,571)

Net income (loss) per common share:
Basic	$0.23	$0.11	$0.96	$(0.09)

Diluted	$0.22	$0.11	$0.95	$(0.09)

Weighted average shares outstanding:
Basic	17,126	18,191	17,149	18,239

Diluted	17,418	18,445	17,392	18,239

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,869	$1,988	$16,459	$(1,571)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	17	—	84
Other	2	1	46	—

Total comprehensive income (loss)	$3,871	$2,006	$16,505	$(1,487)

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$16,459	$(1,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,826	11,710
Stock-based compensation charges	8,062	8,774
Deferred income taxes	(8,062)	(3,241)
Tax shortfalls from stock-based awards	(654)	(333)
Excess tax benefits from stock-based awards	(20)	(48)
Change in fair value of contingent consideration	300	(5,300)
Impairment of intangible assets	—	2,820
Other	(122)	562
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,544)	2,544
Prepaid expenses and other assets	1,469	170
Accounts payable, accrued expenses and other liabilities	2,424	(4,614)
Deferred revenue	2,140	1,558
Income taxes receivable	1,499	1,994

Net cash provided by operating activities	25,777	15,025

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(5,014)
Maturities of available-for-sale investments	—	16,684
Cash paid for business acquisitions	(3,200)	—
Sale of other assets	725	—
Purchases of property and equipment	(1,242)	(2,322)
Purchases of intangible assets	(575)	(816)

Net cash provided by (used in) investing activities	(4,292)	8,532

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	—
Repayment of long-term borrowings	(30,000)	—
Proceeds from the issuance of common stock under stock-based compensation plans	2,245	1,472
Repurchases and retirement of common stock for restricted stock tax withholdings	(765)	(904)
Excess tax benefits from stock-based awards	20	48
Purchases of treasury stock	(7,495)	(8,418)

Net cash used in financing activities	(5,995)	(7,802)

Net change in cash and cash equivalents	15,490	15,755
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$81,515	$73,586

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2014, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 20, 2014.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

        On August 14, 2014, the Company acquired substantially all of the assets of Manzanita Systems, Inc. This asset purchase was accounted for using the acquisition method of accounting. The preliminary allocation of the purchase price, which the Company considers to be immaterial to the consolidated financial statements, was based on estimates and valuations. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

Note 2—Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company fully adopted this ASU in the first quarter of 2014. As of September 30, 2014, the Company has presented $4,958 of unrecognized tax benefits as a reduction to deferred tax assets on the consolidated balance sheet.

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

approach to adopt the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for-sale, consist of the following:

	As of September 30, 2014	As of December 31, 2013
Cash and cash equivalents:
Cash	$28,014	$26,374
Money market accounts	53,501	39,651

Total cash and cash equivalents	$81,515	$66,025

Short-term investments:
U.S. government and agency securities	$5,006	$5,004

Total short-term investments	$5,006	$5,004

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of September 30, 2014 were all due within one year.

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

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs supported by little or no market activity. As of September 30, 2014, the Company measured the fair value of contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 15%. The Company estimated the fair value of the contingent consideration to be $1,300 as of September 30, 2014, and accordingly recognized $200 and $300 for the three and nine months ended September 30, 2014, respectively, within operating expenses in the consolidated statements of operations. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 7 "Commitments and Contingencies".

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
U.S. government and agency securities	$5,006	$—	$5,006	$—
Contingent consideration(1)	$(1,300)	$—	$—	$(1,300)
As of December 31, 2013
U.S. government and agency securities	$5,004	$—	$5,004	$—
Contingent consideration(2)	$(1,000)	$—	$—	$(1,000)

(1)
As of September 30, 2014, $500 and $800 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(2)
As of December 31, 2013, $400 and $600 were classified in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Goodwill and Other Intangible Assets

        The changes in the Company's goodwill were:

Balance at December 31, 2013	$48,418
Increase related to business acquisitions	1,956

Balance at September 30, 2014	$50,374

        The Company's other intangible assets were:

		As of September 30, 2014			As of December 31, 2013
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$18,483	$(9,911)	$8,572	$16,763	$(8,193)	$8,570
Customer relationships	8	45,801	(13,084)	32,717	45,590	(8,792)	36,798
Non-compete	2	492	(388)	104	384	(350)	34
Tradename	5	3,260	(1,428)	1,832	3,000	(1,002)	1,998
Patents	5	3,334	(1,164)	2,170	3,036	(953)	2,083
Trademarks	10	756	(344)	412	669	(297)	372
Contractual Rights	5	3,950	(1,044)	2,906	—	—	—

Total amortizable intangible assets		76,076	(27,363)	48,713	69,442	(19,587)	49,855
IPR&D		—	—	—	370	—	370

Total other intangible assets		$76,076	$(27,363)	$48,713	$69,812	$(19,587)	$50,225

        The Company capitalizes amounts due or paid under certain contractual rights arrangements and amortizes the amounts over their expected useful lives, which is generally five years. The associated amortization expense has been included in cost of revenue in the consolidated statements of operations. As of December 31, 2013, these assets amounted to $3,330, net of accumulated amortization of $620. Of this net amount, $662 was included in prepaid expenses and other current assets and $2,668 was included in other long-term assets in the consolidated balance sheet as of December 31, 2013. As of September 30, 2014, the Company reclassified the balances of these assets to intangible assets. Future amounts due or paid under these arrangements will be capitalized as intangible assets and reflected as investing activities in the Company's consolidated statements of cash flows.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Goodwill and Other Intangible Assets (Continued)

        Amortization of intangible assets included in the Company's consolidated statements of operations was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$2,200	$2,267	$6,497	$6,705
Operating expenses	134	274	776	788

Total amortization of intangible assets	$2,334	$2,541	$7,273	$7,493

        The Company expects the future amortization of intangible assets held at September 30, 2014 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2014 (remaining 3 months)	$2,622
2015	10,477
2016	9,756
2017	9,250
2018	7,357
2019 and thereafter	9,251

Total	$48,713

Note 6—Long-term Debt

        On September 29, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), together with the other lenders thereunder from time to time (collectively, the "Lenders"). The Credit Agreement provides the Company with (i) a $25,000 secured revolving line of credit (the "Revolver"), with a $1,000 sublimit for the issuance of letters of credit, and (ii) a $25,000 secured term loan (the "Term Loan"). In connection with the Credit Agreement, the Company borrowed $25,000 under the Term Loan and $5,000 under the Revolver, and repaid the $30,000 line of credit under the previously existing loan agreement with MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.). The Revolver and Term Loan will be used to finance permitted acquisitions and for working capital and general corporate purposes.

        Amounts borrowed under the Credit Agreement will bear interest, at the option of the Company, at either (i) LIBOR plus 1.0% or (ii) the higher of (a) the rate of interest most recently announced by Wells Fargo as its prime rate or (b) the Federal Funds Rate plus 0.50%. Pursuant to the Credit Agreement, the Company is required to pay an annual commitment fee on the unused portion of the Revolver of either (i) 0.20%, if an average minimum deposit equal to or greater than $10,000 is held in a Wells Fargo bank account, or (ii) 0.30% otherwise.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Long-term Debt (Continued)

        The Company's ability to borrow amounts under the Credit Agreement is conditioned upon its compliance with specified covenants, including certain financial covenants that require the Company to maintain a (i) minimum rolling four quarter adjusted EBITDA of $30,000 for each fiscal quarter ending prior to December 31, 2014, and $32,000 for each fiscal quarter ending after December 31, 2014; and (ii) minimum liquidity amount of $35,000. In addition, the Credit Agreement contains covenants that, among other things, restrict the Company's ability to dispose of property, enter into mergers, acquisitions or other business combination transactions, incur additional indebtedness, grant liens, pay dividends and make certain other restricted payments.

        The Credit Agreement contains customary events of default. All advances under the Revolver will become due and payable on September 29, 2017, or earlier in the event of a default. $5,000 of the principal amount of the Term Loan will become due and payable on October 1, 2015, and $1,250 of the principal amount of the Term Loan will be due and payable in quarterly installments thereafter, with the remaining balance due and payable on September 29, 2017. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts under the Revolver and the Term Loan immediately due and payable and may terminate commitments to make any additional advances thereunder.

        In connection with the Credit Agreement, the Company and certain of its US subsidiaries entered into a security agreement with Wells Fargo as agent for the Lenders pursuant to which the Company and certain of its US subsidiaries granted the Lenders a first priority perfected security interest in (i) all their respective current and later acquired tangible and intangible assets and certain current and future domestic subsidiaries and (ii) up to 65% of the stock of certain current and future foreign subsidiaries to secure amounts borrowed under the Credit Agreement.

Note 7—Commitments and Contingencies

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Income Taxes

        For the three and nine months ended September 30, 2014, the Company's effective tax rate was approximately 8% and (26)%, respectively. The effective tax rate for the three month period differed from the US statutory rate of 35% primarily due to a tax benefit of $366 associated with an increase in the amount of foreign tax credit available to offset the tax associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014. The effective tax rate for the nine month period differed from the US statutory rate primarily due to a net tax benefit of $3,876 associated with the transfer of intellectual property licensing rights and a tax benefit of $3,326 associated with the settlement of a federal tax audit.

        As of September 30, 2014 and December 31, 2013, the Company's uncertain tax positions were $10,306 and $9,701, respectively, of which $5,348 and $1,713, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to long-term deferred tax assets, pursuant to ASU 2013-11. The increase in uncertain tax positions was primarily related to the Company's transfer pricing with one of its foreign subsidiaries, the state research and development tax credit, and the California income apportionment methodology. The settlement of the 2009 to 2011 US federal income tax audit with the Internal Revenue Service (IRS) in July 2014 had no material impact on the Company's unrecognized tax benefits. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. Additionally, any settlement may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by tax authorities for years prior to 2012. The California Franchise Tax Board (FTB) is conducting a state tax examination for the years 2009 and 2010, including certain prior period carryforwards from 2006 to 2008. Significant judgment is required in determining the consolidated provision (benefit) for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS, the FTB, and various state governments could differ materially from that which is reflected in the consolidated financial statements.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2014 and

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Income Taxes (Continued)

2013, withholding taxes were $405 and $1,630, respectively. For the nine months ended September 30, 2014 and 2013, withholding taxes were $2,500 and $4,020, respectively. Withholding taxes were lower in 2014 compared to 2013 due to the transfer of Japan intellectual property licensing rights from Ireland to the US transacted in 2014.

Note 9—Stock-Based Compensation

        On March 13, 2014, the Compensation Committee of the Company's Board of Directors granted 134 performance-based restricted stock units (PSUs) to certain employees under the DTS, Inc. 2012 Equity Incentive Plan. The PSUs will vest in two equal installments upon achievement of certain internal performance goals, with one-half vesting on February 15, 2016 and the remaining vesting on February 15, 2017, in each case assuming the specified performance goals are achieved and the service conditions are met. The performance goals will be measured as of December 31, 2015. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the specified performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

        The PSUs had a grant-date fair value of $20.37. The related compensation expense is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals. Compensation expense is recognized over the requisite service period, and will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes. For the three and nine months ended September 30, 2014, compensation expense for PSUs was $210 and $639, respectively. Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in materially different compensation expense.

        On August 14, 2014, the Company's Board of Directors adopted the DTS, Inc. 2014 New Employee Incentive Plan (the "2014 Incentive Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, and reserved 50 shares of common stock for issuance pursuant to the grant of stock-based awards under this plan. As of September 30, 2014, no shares have been granted under the 2014 Incentive Plan.

Note 10—Net Income (Loss) Per Common Share

        Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive effect of any unvested restricted stock, outstanding stock options, any unvested PSUs for which the performance conditions have been satisfied at the reporting date, and the Company's employee stock purchase plan (ESPP) using the treasury stock method. Due to the net loss for the nine months ended September 30, 2013, all potential common shares were excluded from the diluted shares outstanding for this period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income (Loss) Per Common Share (Continued)

        The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$3,869	$1,988	$16,459	$(1,571)

Denominator:
Weighted average shares outstanding	17,126	18,191	17,149	18,239
Effect of dilutive securities:
Common stock options	190	174	158	—
Restricted stock	87	63	67	—
ESPP	15	17	18	—

Weighted average diluted shares outstanding	17,418	18,445	17,392	18,239

Basic net income (loss) per common share	$0.23	$0.11	$0.96	$(0.09)

Diluted net income (loss) per common share	$0.22	$0.11	$0.95	$(0.09)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,717	2,738	2,918	3,714

Note 11—Common Stock Repurchases

        In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 2014, the Company had repurchased 374 shares of common stock under this authorization for an aggregate of $7,495. All shares repurchased under this authorization were accounted for as treasury stock.

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

Overview

        We are a premier audio solutions provider for high-definition entertainment experiences—anytime, anywhere, on any device. We exist to make the world sound better. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio which are incorporated by hundreds of licensee customers around the world, into an array of consumer electronics devices, including televisions (TVs), personal computers (PCs), smartphones, tablets, digital media players, video game consoles, Blu-ray Disc players, audio/video receivers, wireless speakers, soundbars, DVD based products, automotive audio systems, set-top-boxes, and home theater systems.

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

Executive Summary

Financial Highlights

  •
  Revenues increased $7.5 million and $20.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods.

  •
  Royalty recoveries from intellectual property compliance and enforcement activities increased $2.5 million and $9.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods.

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

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including Deluxe Digital Distribution, CinemaNow, and Paramount Pictures. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Digital Rapids, Elemental Technologies, NexStreaming, VisualOn and castLabs in this area.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. For information relating to accounting for performance-based restricted stock units, refer to Note 9, "Stock-Based Compensation".

Results of Operations

  Revenues

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended September 30,	$35,676	$28,159	$7,517	27%
Nine months ended September 30,	$108,700	$88,075	$20,625	23%

        Revenues for the three and nine months ended September 30, 2014 included $3.2 million and $10.7 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries". Revenues for the three and nine months ended September 30, 2013 included $0.7 million and $0.8 million, respectively, of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, they may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more comparable analysis.

  Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Excluding royalty recoveries, the increase in revenues was primarily attributable to increased royalties from network-connected markets, which in dollar terms, were up 48%. Network-connected royalties comprised over 50% of revenues in the third quarter of 2014. The increase in royalties from network-connected markets was primarily driven by increased royalties from connected TVs. The increase was also driven by growth in revenue from Play-Fi-enabled wireless speakers. These increases were partially offset by a decrease in royalties from Home AV markets, which in dollar terms, were down 8%, as network-connected devices become more mainstream.

  Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Excluding royalty recoveries, the increase in revenues was primarily attributable to increased royalties from network-connected markets, which experienced significant growth in network-connected TVs and PCs. In dollar terms, network-connected royalties were up 19%, and comprised almost 50% of revenues so far in 2014. The increase was also driven by growth in revenue from Play-Fi-enabled wireless speakers and increased Blu-ray related royalties, which were impacted by the continued success of the latest gaming cycle. In dollar terms, Blu-ray related royalties were up 24%, and comprised over 20% of revenues so far in 2014. These increases were partially offset by a decrease in royalties from Home AV markets, which in dollar terms, were down 12%, as network-connected devices become more mainstream. We expect to see continued growth from the network-connected markets as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2014	%	2013	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended September 30,	$32,374	91%	$25,726	91%	0%
Nine months ended September 30,	$100,607	93%	$80,908	92%	1%

        Our gross profit percentage remained relatively consistent for both periods, compared to the prior year.

  Selling, General and Administrative (SG&A)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended September 30,	$18,712	$18,784	$(72)	0%
% of Revenue	52%	67%
Nine months ended September 30,	$60,013	$59,223	$790	1%
% of Revenue	55%	67%

        SG&A dollars remained relatively consistent for the three month periods. The dollar increase in SG&A for the nine months was primarily due to an increase in employee related costs, largely due to increased accruals for estimated incentive compensation.

  Research and Development (R&D)

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended September 30,	$9,092	$7,490	$1,602	21%
% of Revenue	25%	27%
Nine months ended September 30,	$27,098	$23,011	$4,087	18%
% of Revenue	25%	26%

        The dollar increase in R&D for both the three and nine month periods was primarily due to an increase in employee related costs, largely due to increased accruals for estimated incentive compensation and severance related costs, as well as consultant expenses to support our new programs and initiatives.

  Interest and Other Income (Expense), Net

			Change
	2014	2013	$	%
	($ in thousands)
Three months ended September 30,	$(149)	$(27)	$(122)	(452)%
Nine months ended September 30,	$(132)	$(446)	$314	70%

        Interest and other income (expense), net, for the three months ended September 30, 2014 was comprised mostly of interest expense associated with our debt and the effects of translation of foreign subsidiaries to the US dollar. Interest and other income (expense), net for the nine months ended September 30, 2014 also included a gain from the sale of certain other assets.

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended September 30,	$352	$(83)
Effective tax rate	8%	(4)%
Nine months ended September 30,	$(3,395)	$2,279
Effective tax rate	(26)%	322%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. The tax rates differed from the US statutory rate of 35% in part due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, the federal tax deduction for domestic production activities, and state research and development tax credits. Also, our rate for the three months ended September 30, 2014 was lower due to an increase in the amount of foreign tax credit available to offset the tax associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights transacted on January 1, 2014. Additionally, our rate for the nine months ended September 30, 2014 differed due to a net tax benefit associated with the transfer of intellectual property licensing rights and a tax benefit associated with the settlement of a federal tax audit. Our rate for the nine months ended September 30, 2013 also differed from the US statutory rate due to a change in the valuation allowance for federal deferred taxes, as realization of the deferred tax asset was deemed uncertain. As a result of the transfer of intellectual property licensing rights, based on our current forecasts, we expect that our annualized effective tax rate before discrete items will not vary significantly from the US federal statutory rate for the foreseeable future.

Liquidity and Capital Resources

        As of September 30, 2014, we had cash, cash equivalents and short-term investments of $86.5 million, compared to $71.0 million at December 31, 2013. As of September 30, 2014, $65.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

        Net cash provided by operating activities was $25.8 million and $15.0 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flows from operating activities during both periods were primarily impacted by net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows during the nine months ended September 30, 2014 were also impacted by the timing of cash receipts for certain receivables.

        We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $4.3 million for the nine months ended September 30, 2014. These cash flows were primarily driven by cash paid for business acquisitions and purchases of property and equipment, partially offset by the sale of certain other assets. Net cash provided by investing activities totaled $8.5 million for the nine months ended September 30, 2013, and were primarily impacted by investment maturities, partially offset by investment and property and equipment purchases.

        Net cash used in financing activities totaled $6.0 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used for 2014 was primarily the result of purchases of treasury stock. We also received $30.0 million in proceeds from a new credit facility and repaid $30.0 million on our previously existing credit facility. Net cash used for 2013 was primarily the result of purchases of treasury stock and amounts used to satisfy statutory withholding requirements upon the vesting of restricted stock.

  Credit Facility

        On September 29, 2014, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, together with the other lenders thereunder from time to time. The Credit Agreement provides us with (i) a $25.0 million secured revolving line of credit (the "Revolver"), with a $1.0 million sublimit for the issuance of letters of credit, and (ii) a $25.0 million secured term loan (the "Term Loan"). In connection with the Credit Agreement, we borrowed $25.0 million under the Term Loan and $5 million under the Revolver, and repaid the $30.0 million line of credit under the previously existing loan agreement with MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.). The Revolver and Term Loan will be used to finance permitted acquisitions and for working capital and general corporate purposes.

        As of September 30, 2014, $30.0 million was outstanding under the Credit Agreement. All advances under the Revolver will become due and payable on September 29, 2017, or earlier in the event of a default. $5.0 million of the principal amount of the Term Loan will become due and payable on October 1, 2015, and $1.25 million of the principal amount of the Term Loan will be due and payable in quarterly installments thereafter, with the remaining balance due and payable on September 29, 2017. We anticipate that repayment of the Credit Agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the nine months ended September 30, 2014, we were in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2014, we had repurchased 0.4 million shares under this authorization for an aggregate of $7.5 million. All shares repurchased under this authorization were accounted for as treasury stock.

  Contingent Consideration

        In connection with the contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $1.5 million in consideration subject to the achievement of certain revenue milestones. For additional information, refer to Note 4 and 7, "Fair Value Measurements" and "Commitments and Contingencies", respectively.

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2013. As of September 30, 2014, our total amount of unrecognized tax benefits was $10.3 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

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

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, US government securities and corporate bonds. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2014. As of September 30, 2014, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes. As of September 30, 2014, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our income before income taxes.

        During the nine months ended September 30, 2014, we derived over 85% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for less than 2% of total revenues during the nine months ended September 30, 2014. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $18.0 million for the nine months ended September 30, 2014. Based upon the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our consolidated statement of operations.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2014, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because this control deficiency could have resulted in a material misstatement of revenue. As discussed in our Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, we have taken steps to remediate this material weakness by enhancing our control procedures with respect to identification and review of revenue under license agreements with non-standard financial terms including additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. Based on the testing of our enhanced controls, management has determined that, as of September 30, 2014, our controls over the accounting for revenue under license agreements with non-standard financial terms were adequate and that the implementation of the additional control procedures have fully remediated this material weakness.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the particular economic, political and regulatory environment in specific countries. Furthermore, future results will be affected by our ability or inability to integrate acquired businesses quickly and obtain the anticipated benefits and synergies. Also, in cases where stockholder approval of an acquisition or strategic investment is required, and we fail to obtain such stockholder approval, the anticipated benefit of our acquisitions and investments may not materialize.

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

        We market and sell our products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2014, over 85% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

  * If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may be adversely affected.

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

        As described in Part I, Item 4 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, based on the testing of our enhanced controls during 2013 and the first quarter of 2014, management determined that, as of March 31, 2014, our controls associated with the preparation and review of the income tax provision and the related deferred tax assets and liabilities were adequate and that the implementation of the additional control procedures had fully remediated this material weakness. Additionally, based on the testing of our enhanced controls, management has determined that, as of September 30, 2014, our controls over the accounting for revenue under license agreements with non-standard financial terms were adequate and that the implementation of the additional control procedures had fully remediated this material weakness. However, if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

        In addition, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") has issued a new version of its internal control framework, which will be deemed by COSO to supersede the 1992 version of the framework effective December 15, 2014. We intend to utilize this updated framework to design and implement our system of internal control over financial reporting. Adoption of this updated framework may increase the costs and management attention that must be devoted to documenting, maintaining and auditing our internal controls.

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

        We are subject to income taxes in both the US and foreign jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the California Franchise Tax Board (FTB) is examining our 2009 and 2010 corporate tax returns, including certain prior period carryforwards from 2006 to 2008. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change US tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

  * We have incurred a significant amount of indebtedness. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        We entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association in September 2014, which provides us with a $25.0 million secured revolving line of credit and a $25.0 million secured term loan. In connection with the Credit Agreement, we borrowed $25.0 million under the term loan and $5.0 million under the revolving line of credit, and repaid the $30.0 million line of credit under the previously existing loan agreement with MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.). The amounts under the Credit Agreement will be used to finance permitted acquisitions and for working capital and general corporate purposes.

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

        The terms of our indebtedness include certain reporting and financial covenants, as well as other covenants, that, among other things, restrict our ability to: (i) dispose of assets, (ii) incur additional indebtedness, (iii) incur guarantee obligations, (iv) pay dividends, (v) create liens on assets, (vi) enter into sale and leaseback transactions, (vii) make investments, loans or advances, (viii) make acquisitions, (ix) engage in mergers or consolidations, (x) change the business conducted and (xi) engage in certain transactions with affiliates. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in the lenders increasing the interest rate as of the date of default or accelerating the maturity of our indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and such acceleration would adversely affect our business and financial condition. In addition, the indebtedness under our credit facility is secured by a security interest in substantially all of our tangible and intangible assets and therefore, if we are unable to repay such indebtedness, the lenders could foreclose on these assets, which would adversely affect our ability to operate our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended September 30, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1, 2014 through
July 31, 2014	—	—		—	1,625,800
August 1, 2014 through
August 31, 2014	3,409	$21.27		—	1,625,800
September 1, 2014 through
September 30, 2014	—	—		—	1,625,800

Total	3,409	$21.27	(3)	—	1,625,800

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

(3)
Represents weighted average price paid per share during the quarter.

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

DTS, Inc.
Date: November 10, 2014	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: November 10, 2014	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-14704082	3/19/2014
10.1*	DTS, Inc. 2014 New Employee Incentive Plan		8-K	000-50335-141055144	8/20/2014
10.2	Credit Agreement, dated as of September 29, 2014, by and between DTS, Inc. and Wells Fargo Bank, National Association, together with any other lender thereunder from time to time.		8-K	000-50335-141140155	10/03/2014
10.3	Security Agreement, dated as of September 29, 2014, by and among DTS, Inc., and each other guarantor thereunder and Wells Fargo Bank, National Association.		8-K	000-50335-141140155	10/03/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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