Form 10-Q/A
period 2014-03-31
DTS, INC.
filed 2015-03-09
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q/A TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        As used in this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2014 (the "Form 10-Q/A"), the terms "Company," "our," "us" or "we" refer to DTS, Inc. and its consolidated subsidiaries.

        This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the "SEC") on May 12, 2014 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2014 and to make corresponding revisions to certain disclosures in the Original Filing.

        The restatement is the result of an understatement of income tax benefit due to the inadvertent omission of certain foreign tax credits in the provision (benefit) for income taxes in the unaudited financial statements, relating to the Company's special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. This transaction was initiated to improve US profitability and cash flow, and reduce the future consolidated effective tax rate excluding discrete items, in part by optimizing the use of certain foreign withholding taxes as credits. Due to the complexity of this transaction, the Company engaged teams of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as the review of the quarterly and annual income tax provisions for 2014. During the audit of the Company's income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to the Company as a result of the special one-time transfer had been inadvertently excluded from the first quarter income tax provision.

        The correction of this misstatement as of and for the three months ended March 31, 2014 is an $8.7 million increase in the benefit for income taxes, a $1.5 million increase in income taxes receivable, a $9.6 million increase in current deferred income tax assets, a $1.5 million decrease in non-current deferred income tax assets, and a $0.9 million increase in other long-term liabilities. The impacts of this correction are reflected within this Form 10-Q/A and are further described in Note 11, "Restatement."

        This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 11 and any corresponding disclosures. This Form 10-Q/A has not been updated to reflect events occurring after May 12, 2014, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to May 12, 2014.

DTS, INC.
FORM 10-Q/A

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of March 31, 2014 (As Restated)	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$57,809	$66,025
Short-term investments	5,007	5,004
Accounts receivable, net of allowance for doubtful accounts of $1,445 and $1,388 at March 31, 2014 and December 31, 2013, respectively	16,875	11,637
Deferred income taxes	15,339	5,787
Prepaid expenses and other current assets	3,782	5,480
Income taxes receivable	3,743	2,826

Total current assets	102,555	96,759
Property and equipment, net	29,121	30,116
Intangible assets, net	48,180	50,225
Goodwill	48,418	48,418
Deferred income taxes	17,683	11,667
Other long-term assets	4,568	4,613

Total assets	$250,525	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,928	$2,802
Accrued expenses	10,659	12,142
Deferred revenue	7,966	10,262

Total current liabilities	21,553	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	7,282	3,480
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2014 and December 31, 2013; 21,035 and 20,972 shares issued at March 31, 2014 and December 31, 2013, respectively; 16,968 and 17,279 shares outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	226,691	224,971
Treasury stock, at cost—4,067 and 3,693 shares at March 31, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	789	747
Retained earnings	56,391	42,080

Total stockholders' equity	191,690	183,112

Total liabilities and stockholders' equity	$250,525	$241,798

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2014 (As Restated)	2013
Revenue	$36,835	$32,728
Cost of revenue	2,331	2,322

Gross profit	34,504	30,406
Operating expenses:
Selling, general and administrative	22,605	21,690
Research and development	8,823	7,679

Total operating expenses	31,428	29,369

Operating income	3,076	1,037
Interest and other income (expense), net	(214)	(245)

Income before income taxes	2,862	792
Provision (benefit) for income taxes	(11,449)	2,324

Net income (loss)	$14,311	$(1,532)

Net income (loss) per common share:
Basic	$0.83	$(0.08)

Diluted:	$0.81	$(0.08)

Weighted average shares outstanding:
Basic	17,284	18,218

Diluted	17,571	18,218

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014 (As Restated)	2013
Net income (loss)	$14,311	$(1,532)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	26
Other	42	1

Total comprehensive income (loss)	$14,353	$(1,505)

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2014 (As Restated)	2013
Cash flows from operating activities:
Net income (loss)	$14,311	$(1,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,633	3,837
Stock-based compensation charges	2,469	3,013
Deferred income taxes	(13,779)	362
Tax benefits (shortfalls) from stock-based awards	(269)	(319)
Excess tax (benefits) shortfalls from stock-based awards	(2)	3
Other	149	31
Changes in operating assets and liabilities:
Accounts receivable	(5,300)	(731)
Prepaid expenses and other assets	1,619	929
Accounts payable, accrued expenses and other liabilities	(465)	(4,257)
Deferred revenue	(2,296)	(621)
Income taxes receivable	38	574

Net cash provided by operating activities	108	1,289

Cash flows from investing activities:
Purchases of available-for-sale investments	(3)	(5,059)
Maturities of available-for-sale investments	—	7,749
Purchases of property and equipment	(200)	(773)
Purchases of intangible assets	(148)	(260)

Net cash provided by (used in) investing activities	(351)	1,657

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	186	97
Repurchases and retirement of common stock for restricted stock tax withholdings	(666)	(767)
Excess tax benefits (shortfalls) from stock-based awards	2	(3)
Purchases of treasury stock	(7,495)	—

Net cash used in financing activities	(7,973)	(673)

Net change in cash and cash equivalents	(8,216)	2,273
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$57,809	$60,104

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at March 31, 2014, and the results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 20, 2014.

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

Note 2—Recent Accounting Pronouncement

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. As of March 31, 2014, the Company has fully adopted this ASU and has presented $5,243 of unrecognized tax benefits as a reduction to deferred tax assets on the condensed consolidated balance sheet.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table summarizes amortization of intangibles included in the Company's condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2014	2013
Cost of revenue(1)	$2,143	$2,203
Operating expenses	214	250

Total amortization of intangible assets	$2,357	$2,453

(1)
Includes amortization of $164 and $129 for the three months ended March 31, 2014 and 2013, respectively, associated with certain contractual service arrangements classified as other assets on the condensed consolidated balance sheets.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Intangibles (Continued)

        The Company expects the future amortization of intangible assets held at March 31, 2014 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2014 (remaining 9 months)	$6,794
2015	9,021
2016	8,318
2017	7,958
2018	6,831
2019 and thereafter	8,888

Total	$47,810

Note 6—Commitments and Contingencies

        In the normal course of business, the Company makes certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to customers in connection with the sale of products and licensing of technologies, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technologies, guarantees of timely performance of the Company's obligations, and indemnities to the Company's directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded a liability for these indemnities, commitments or guarantees in the accompanying condensed consolidated balance sheets, as future payment is currently not probable.

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

Note 7—Income Taxes

        The Company's provision (benefit) for income taxes was $(11,449) and $2,324 for the three months ended March 31, 2014 and 2013, respectively.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

        For the three months ended March 31, 2014, the Company's effective tax rate was approximately (400.0)%. This effective tax rate differed from the US statutory rate of 35% primarily due to a net tax benefit of $12,246 associated with a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. The transfer resulted in the ability to utilize certain foreign taxes paid as credits in the US, as well as the Company's ability to amortize its basis in the IP over 15 years for tax purposes.

        As of March 31, 2014 and December 31, 2013, the Company's uncertain tax positions were $10,733 and $9,701, respectively, of which $5,490 and $1,713, respectively, were recorded in other long-term liabilities. The net increase of $1,032 was primarily due to uncertain tax positions relating to the Company's foreign tax credits, transfer pricing with one of its foreign subsidiaries, state research and development tax credits, and the California income apportionment methodology. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. Any settlement may impact the Company's effective tax rate. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. In addition, the Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by tax authorities for years prior to 2009. The Internal Revenue Service (IRS) is examining the Company's 2009 to 2011 federal income tax returns, including certain prior period carryforwards. In addition, the California Franchise Tax Board (FTB) is conducting a state tax examination for the years 2009 and 2010. Significant judgment is required in determining the consolidated provision (benefit) for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by any foreign jurisdictions, the IRS, the FTB, and various state governments could differ materially from that which is reflected in the condensed consolidated financial statements.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2014 and 2013, withholding taxes were $1,533 and $1,251, respectively.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Net Income (Loss) Per Common Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$14,311	$(1,532)

Denominator:
Weighted average shares outstanding	17,284	18,218
Effect of dilutive securities:
Common stock options	184	—
Restricted stock	79	—
ESPP	24	—

Weighted average diluted shares outstanding	17,571	18,218

Basic net income (loss) per common share	$0.83	$(0.08)

Diluted net income (loss) per common share	$0.81	$(0.08)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,607	3,529

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

Note 11—Restatement

        Subsequent to the filing of the condensed consolidated financial statements for the period ended March 31, 2014, the Company determined that it had incorrectly accounted for certain foreign tax credits relating to the special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014. As a result, the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2014 have been

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Restatement (Continued)

restated from amounts previously reported, to correct this error in income taxes. The following tables reflect the effects of the restatement:

Condensed Consolidated Balance Sheet

	As of March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
Deferred income taxes	$5,727	$9,612	$15,339
Income taxes receivable	2,263	1,480	3,743
Total current assets	91,463	11,092	102,555
Deferred income taxes	19,163	(1,480)	17,683
Total assets	$240,913	$9,612	$250,525

Other long-term liabilities	$6,406	$876	$7,282
Retained earnings	47,655	8,736	56,391
Total stockholders' equity	182,954	8,736	191,690
Total liabilities and stockholders' equity	$240,913	$9,612	$250,525

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
Income before income taxes	$2,862	$—	$2,862
Provision (benefit) for income taxes	(2,713)	(8,736)	(11,449)

Net income	$5,575	$8,736	$14,311

Net income per common share:
Basic	$0.32	$0.51	$0.83

Diluted	$0.32	$0.49	$0.81

Condensed Consolidated Statement of Comprehensive Income

	For the Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
Net income	$5,575	$8,736	$14,311
Total comprehensive income	$5,617	$8,736	$14,353

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Restatement (Continued)

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$5,575	$8,736	$14,311
Deferred income taxes	(3,575)	(10,204)	(13,779)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable, accrued expenses and other liabilities	(2,458)	1,993	(465)
Income taxes receivable	563	(525)	38
Net cash provided by operating activities	$108	$—	$108

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, our future effective tax rates, and our objectives for future operations, including relating to our products and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q/A and in other documents we file with the Securities and Exchange Commission ("SEC"). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances, unless otherwise required by law.

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries. References to "Notes" are Notes included in our Notes to Condensed Consolidated Financial Statements.

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q/A, as well as the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 20, 2014.

        Management's discussion and analysis has been revised solely to reflect the effects of the restatement. Refer to Note 11, "Restatement" for further information.

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

Trends, Opportunities, and Challenges

        Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players, in general, has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices—what we call the network-connected markets. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our primary focus to providing end- to-end audio solutions to the network-connected markets, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the SEC. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. For information relating to accounting for performance-based restricted stock units, refer to Note 8, "Stock-Based Compensation".

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

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended March 31,	$(11,449)	$2,324
Effective tax rate	(400)%	293%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. Our effective tax rate for the three months ended March 31, 2014 was significantly lower than the US statutory rate of 35% primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014. The tax rates for both periods also differed from the US statutory rate due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and state research and development tax credits. Our effective tax rate for the three months ended March 31, 2013 was also significantly higher than the US statutory rate due to the change in the valuation allowance for US federal deferred taxes, as realization of the deferred tax asset was deemed uncertain.

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

  Contractual Obligations

        With the exception of the increased obligations associated with our gross unrecognized tax benefits, there have been no material changes to our contractual obligations since December 31, 2013. As of March 31, 2014, our total amount of unrecognized tax benefits was $10.7 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

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

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were and may in the future be in short-term and long-term marketable securities, US government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2014. The average maturity of our investment portfolio is less than one year. As of March 31, 2014, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.6 million on our income before income taxes. As of March 31, 2014, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our condensed consolidated statement of operations.

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

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2014, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, as reassessed for the income tax matter described further below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of un-remediated material weaknesses related to internal controls over the accounting for revenue under license agreements with non-standard financial terms and the accounting for income taxes as further described below.

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because this control deficiency could have resulted in a material misstatement of revenue. As discussed in our Form 10-K for the year ended December 31, 2013, we have taken steps to remediate this material weakness by enhancing our control procedures with respect to identification and review of revenue under license agreements with non-standard financial terms including additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. Our remediation efforts with respect to this material weakness, including design, implementation and testing, have continued during 2014. The material weakness will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we had previously identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls had not been effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. As also discussed in our Form 10-K for the year ended December 31, 2013, during 2013 we took steps to remediate this material weakness by enhancing our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. During 2014, we continued to utilize third party advisors with significant experience in domestic and multinational income taxes to assist with the preparation and review of the income tax provision.

        In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, we did not disclose a material weakness in internal controls over financial reporting related to the accounting for income taxes. We subsequently determined that certain income tax benefits were understated in the first quarter income tax provision. This was a result of a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. Due to the complexity of this transaction, we engaged a team of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as review of the quarterly and annual income tax provisions for 2014. However, during the audit of our income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to us had been inadvertently excluded from the first quarter income tax provision. This error resulted in a restatement of our interim 2014 financial statements for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.

        Primarily as a result of this error and restatement of our interim condensed consolidated financial statements, we reassessed our evaluation of internal control over financial reporting and concluded that as of March 31, 2014, our internal controls over financial reporting related to the accounting for income taxes, specifically around the review and monitoring of work performed by third party tax advisors, were not designed properly, resulting in a material weakness.

  Remediation Plan

        In connection with, and as a result of, the restatement, we have initiated a plan to enhance our control procedures over the accounting for income taxes. Specifically, we will enhance our review and monitoring procedures when interacting with third party tax advisors that are assisting us in reviewing key elements of our income tax provision. This will include expanding our assessment of the adequacy of the scope of procedures performed by third party tax advisors and enhancing our review of significant assumptions used by the third party tax advisors.

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

        Standards-setting bodies may require the use of open standards, meaning that the technologies necessary to meet those standards are publicly available, free of charge and often on an "open source" basis. These standards are a relatively recent and limited occurrence and have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. If the concept of open standards gains industry momentum in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non- proprietary technology platforms in which no one company maintains ownership over the dominant technologies.

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

        Our management concluded that our internal control over financial reporting was ineffective as of March 31, 2014, December 31, 2013 and 2012, because material weaknesses existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes and for revenue under license agreements with non-standard financial terms.

        In order to remediate the material weakness in our internal control over financial reporting related to the accounting for income taxes, we implemented a plan to enhance our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. Additionally, we have initiated a plan to enhance our review and monitoring procedures when interacting with third party tax advisors that are assisting us in reviewing key elements of our income tax provision. This will include expanding our assessment of the adequacy of the scope of procedures performed by third party tax advisors and enhancing our review of significant assumptions used by the third party tax advisors.

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

        If we are unable to effectively remediate the material weaknesses related to the accounting for income taxes or for revenue under license agreements with non-standard financial terms in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

DTS, Inc.
Date: March 9, 2015	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: March 9, 2015	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q/A
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-14704082	3/19/2014
10.1*	Form of 2014 Executive Incentive Compensation Plan		10-K	000-50335-14705471	3/20/2014
10.2*	Amendment to Employment Agreement, dated March 13, 2014, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-14833723	05/12/2014
10.3*	Employment Agreement, dated January 20, 2014, between DTS, Inc. and Kevin Doohan		10-Q	000-50335-14833723	05/12/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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