Form 10-Q/A
period 2014-06-30
DTS, INC.
filed 2015-03-09
CIK 1226308

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

EXPLANATORY NOTE

        As used in this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2014 (the "Form 10-Q/A"), the terms "Company," "our," "us" or "we" refer to DTS, Inc. and its consolidated subsidiaries.

        This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as originally filed with the Securities and Exchange Commission (the "SEC") on August 11, 2014 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2014 and to make corresponding revisions to certain disclosures in the Original Filing.

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

        The correction of this misstatement as of and for the six months ended June 30, 2014 is an $8.7 million increase in the benefit for income taxes, a $3.7 million decrease in income taxes receivable, a $14.8 million increase in current deferred income tax assets, a $1.5 million decrease in non-current deferred income tax assets, and a $0.9 million increase in other long-term liabilities. The impacts of this correction are reflected within this Form 10-Q/A and are further described in Note 11, "Restatement."

        This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 11 and any corresponding disclosures. This Form 10-Q/A has not been updated to reflect events occurring after August 11, 2014, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to August 11, 2014.

DTS, INC.
FORM 10-Q/A

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of June 30, 2014 (As Restated)	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64,498	$66,025
Short-term investments	5,003	5,004
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,388 at June 30, 2014 and December 31, 2013, respectively	21,541	11,637
Deferred income taxes	23,890	5,787
Prepaid expenses and other current assets	3,737	5,480
Income taxes receivable	3,575	2,826

Total current assets	122,244	96,759
Property and equipment, net	28,469	30,116
Intangible assets, net	46,014	50,225
Goodwill	48,418	48,418
Deferred income taxes	11,952	11,667
Other long-term assets	4,155	4,613

Total assets	$261,252	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,317	$2,802
Accrued expenses	9,980	12,142
Deferred revenue	8,149	10,262

Total current liabilities	20,446	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	7,890	3,480
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2014 and December 31, 2013; 21,169 and 20,972 shares issued at June 30, 2014 and December 31, 2013, respectively; 17,102 and 17,279 shares outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	230,900	224,971
Treasury stock, at cost—4,067 and 3,693 shares at June 30, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	791	747
Retained earnings	63,406	42,080

Total stockholders' equity	202,916	183,112

Total liabilities and stockholders' equity	$261,252	$241,798

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014 (As Restated)	2013
Revenue	$36,189	$27,188	$73,024	$59,916
Cost of revenue	2,460	2,412	4,791	4,734

Gross profit	33,729	24,776	68,233	55,182
Operating expenses:
Selling, general and administrative	18,796	18,749	41,401	40,439
Research and development	9,183	7,842	18,006	15,521

Total operating expenses	27,979	26,591	59,407	55,960

Operating income (loss)	5,750	(1,815)	8,826	(778)
Interest and other income (expense), net	231	(174)	17	(419)

Income (loss) before income taxes	5,981	(1,989)	8,843	(1,197)
Provision (benefit) for income taxes	(1,034)	38	(12,483)	2,362

Net income (loss)	$7,015	$(2,027)	$21,326	$(3,559)

Net income (loss) per common share:
Basic	$0.41	$(0.11)	$1.24	$(0.19)

Diluted	$0.41	$(0.11)	$1.23	$(0.19)

Weighted average shares outstanding:
Basic	17,038	18,306	17,161	18,263

Diluted	17,190	18,306	17,379	18,263

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014 (As Restated)	2013
Net income (loss)	$7,015	$(2,027)	$21,326	$(3,559)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	41	—	67
Other	2	(2)	44	(1)

Total comprehensive income (loss)	$7,017	$(1,988)	$21,370	$(3,493)

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2014 (As Restated)	2013
Cash flows from operating activities:
Net income (loss)	$21,326	$(3,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,403	7,758
Stock-based compensation charges	5,397	5,925
Deferred income taxes	(17,957)	(1,305)
Tax shortfalls from stock-based awards	(320)	(391)
Excess tax shortfalls from stock-based awards	—	24
Other	(14)	81
Changes in operating assets and liabilities:
Accounts receivable	(9,987)	(2,047)
Prepaid expenses and other assets	1,732	330
Accounts payable, accrued expenses and other liabilities	(1,830)	(4,629)
Deferred revenue	(2,113)	698
Income taxes receivable	1,951	760

Net cash provided by operating activities	5,588	3,645

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(5,005)
Maturities of available-for-sale investments	—	15,440
Sale of other assets	725	—
Purchases of property and equipment	(798)	(1,355)
Purchases of intangible assets	(399)	(484)

Net cash provided by (used in) investing activities	(472)	8,596

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	1,544	1,403
Repurchases and retirement of common stock for restricted stock tax withholdings	(692)	(804)
Excess tax shortfalls from stock-based awards	—	(24)
Purchases of treasury stock	(7,495)	(2,754)

Net cash used in financing activities	(6,643)	(2,179)

Net change in cash and cash equivalents	(1,527)	10,062
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$64,498	$67,893

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry- specific guidance. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for- sale, consist of the following:

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

using an income approach, based on an analysis of projected cash flows using a discount rate of 17%. The Company estimated the fair value of the contingent consideration to be $1,100 as of June 30, 2014, and accordingly recognized $100 within operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 6 "Commitments and Contingencies".

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

(1)
As of June 30, 2014, $400 and $700 were classified in accrued expenses and other long-term liabilities, respectively, on the condensed consolidated balance sheet.

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

        The following table summarizes amortization of intangible assets included in the Company's condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue(1)	$2,154	$2,235	$4,297	$4,438
Operating expenses	428	264	642	514

Total amortization of intangible assets	$2,582	$2,499	$4,939	$4,952

(1)
Includes amortization of $165 and $137 for the three months ended June 30, 2014 and 2013, respectively, associated with certain other assets included in the condensed consolidated balance sheets. Includes amortization of $329 and $226 for the six months ended June 30, 2014 and 2013, respectively, associated with such other assets.

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

Note 7—Income Taxes

        The Company's provision (benefit) for income taxes was $(1,034) and $(12,483) for the three and six months ended June 30, 2014, respectively, and $38 and $2,362 for the three and six months ended June 30, 2013, respectively.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

        For the three and six months ended June 30, 2014, the Company's effective tax rate was approximately (17)% and (141)%, respectively. The effective tax rate for the three months ended June 30, 2014 differed from the US statutory rate of 35% primarily due to a tax benefit of $3,326 associated with the effective settlement of a US federal tax audit for the years 2009 to 2011. The effective tax rate for the six months ended June 30, 2014 differed from the US statutory rate of 35% primarily due to a net tax benefit of $12,246 associated with a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014, and the tax benefit associated with the aforementioned US federal tax audit. The IP transfer resulted in the ability to utilize certain foreign taxes paid as credits in the US, as well as the Company's ability to amortize its basis in the IP over 15 years for tax purposes.

        As of June 30, 2014 and December 31, 2013, the Company's uncertain tax positions were $10,894 and $9,701, respectively, of which $6,038 and $1,713, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The net increase of $1,193 was primarily due to uncertain tax positions relating to the Company's foreign tax credits, transfer pricing with one of its foreign subsidiaries, state research and development tax credits, and the California income apportionment methodology. The current 2009 to 2011 US federal income tax audit with the Internal Revenue Service (IRS) had no impact on the Company's unrecognized tax benefits. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. Additionally, any settlement may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 7—Income Taxes (Continued)

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended June 30, 2014 and 2013, withholding taxes were $562 and $1,139, respectively. For the six months ended June 30, 2014 and 2013, withholding taxes were $2,095 and $2,389, respectively.

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Net Income (Loss) Per Common Share (Continued)

        The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$7,015	$(2,027)	$21,326	$(3,559)

Denominator:
Weighted average shares outstanding	17,038	18,306	17,161	18,263
Effect of dilutive securities:
Common stock options	100	—	142	—
Restricted stock	38	—	57	—
ESPP	14	—	19	—

Weighted average diluted shares outstanding	17,190	18,306	17,379	18,263

Basic net income (loss) per common share	$0.41	$(0.11)	$1.24	$(0.19)

Diluted net income (loss) per common share	$0.41	$(0.11)	$1.23	$(0.19)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,429	3,776	3,020	3,653

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

Note 11—Restatement

        Subsequent to the filing of the condensed consolidated financial statements for the period ended June 30, 2014, the Company determined that it had incorrectly accounted for certain foreign tax credits relating to the special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014. As a result, the unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2014 have been restated from amounts

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Restatement (Continued)

previously reported, to correct this error in income taxes. The following tables reflect the effects of the restatement:

Condensed Consolidated Balance Sheet

	As of June 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Deferred income taxes	$9,051	$14,839	$23,890
Income taxes receivable	7,322	(3,747)	3,575
Total current assets	111,152	11,092	122,244
Deferred income taxes	13,432	(1,480)	11,952
Total assets	$251,640	$9,612	$261,252

Other long-term liabilities	$7,014	$876	$7,890
Retained earnings	54,670	8,736	63,406
Total stockholders' equity	194,180	8,736	202,916
Total liabilities and stockholders' equity	$251,640	$9,612	$261,252

Condensed Consolidated Statement of Operations

	For the Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Income before income taxes	$8,843	$—	$8,843
Provision (benefit) for income taxes	(3,747)	(8,736)	(12,483)

Net income	$12,590	$8,736	$21,326

Net income per common share:
Basic	$0.73	$0.51	$1.24

Diluted	$0.72	$0.51	$1.23

Condensed Consolidated Statement of Comprehensive Income

	For the Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Net income	$12,590	$8,736	$21,326
Total comprehensive income	$12,634	$8,736	$21,370

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 11—Restatement (Continued)

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$12,590	$8,736	$21,326
Deferred income taxes	(7,291)	(10,666)	(17,957)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable, accrued expenses and other liabilities	(2,706)	876	(1,830)
Income taxes receivable	897	1,054	1,951
Net cash provided by operating activities	$5,588	$—	$5,588

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

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended June 30,	$(1,034)	$38
Effective tax rate	(17)%	(2)%
Six months ended June 30,	$(12,483)	$2,362
Effective tax rate	(141)%	(197)%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. Our effective tax rate for the three months ended June 30, 2014 differed from the US statutory rate of 35% primarily due to a tax benefit associated with the effective settlement of a US federal tax audit. The effective tax rate for the six months ended June 30, 2014 differed from the US statutory rate primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 and the tax benefit associated with the aforementioned US federal tax audit. The tax rates for both 2014 and 2013 periods also differed from the US statutory rate due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and state research and development tax credits. Our effective tax rate for the six months ended June 30, 2013 also differed from the US statutory rate due to a change in the valuation allowance for US federal deferred taxes, as realization of the deferred tax asset was deemed uncertain.

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

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2013. As of June 30, 2014, our total amount of unrecognized tax benefits was $10.9 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

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

        During the six months ended June 30, 2014, we derived over 85% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for less than 2% of total revenues during the six months ended June 30, 2014. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $12.3 million for the six months ended June 30, 2014. Based upon the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

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

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Report on Form 10-Q and 10-Q/A for the quarter ended March 31, 2014, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because this control deficiency could have resulted in a material misstatement of revenue. As discussed in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q and 10-Q/A for the quarter ended March 31, 2014, we have taken steps to remediate this material weakness by enhancing our control procedures with respect to identification and review of revenue under license agreements with non-standard financial terms including additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. Our remediation efforts with respect to this material weakness, including design, implementation and testing, have continued during 2014. The material weakness will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014, we had previously identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls had not been effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. As also discussed in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q/A for the quarter ended March 31, 2014, during 2013 we took steps to remediate this material weakness by enhancing our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. During 2014, we continued to utilize third party advisors with significant experience in domestic and multinational income taxes to assist with the preparation and review of the income tax provision.

        In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014, we did not disclose a material weakness in internal controls over financial reporting related to the accounting for income taxes. We subsequently determined that certain income tax benefits were understated in the first quarter income tax provision. This was a result of a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. Due to the complexity of this transaction, we engaged a team of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as review of the quarterly and annual income tax provisions for 2014. However, during the audit of our income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to us had been inadvertently excluded from the first quarter income tax provision. This error resulted in a restatement of our interim 2014 financial statements for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.

        Primarily as a result of this error and restatement of our interim condensed consolidated financial statements, we reassessed our evaluation of internal control over financial reporting and concluded that as of June 30, 2014, our internal controls over financial reporting related to the accounting for income taxes, specifically around the review and monitoring of work performed by third party tax advisors, were not designed properly, resulting in a material weakness.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risks included in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q, as amended by our quarterly report on Form 10-Q/A, for the period ended March 31, 2014.

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

        Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2014, December 31, 2013 and 2012, because material weaknesses existed in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes and for revenue under license agreements with non-standard financial terms.

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