Form 10-Q/A
period 2014-09-30
DTS, INC.
filed 2015-03-09
CIK 1226308

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

EXPLANATORY NOTE

        As used in this Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2014 (the "Form 10-Q/A"), the terms "Company," "our," "us" or "we" refer to DTS, Inc. and its consolidated subsidiaries.

        This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as originally filed with the Securities and Exchange Commission (the "SEC") on November 10, 2014 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2014 and to make corresponding revisions to certain disclosures in the Original Filing.

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

        The correction of this misstatement as of and for the nine months ended September 30, 2014 is an $8.7 million increase in the benefit for income taxes, a $3.4 million decrease in income taxes receivable, a $14.5 million increase in current deferred income tax assets, a $1.5 million decrease in non-current deferred income tax assets, and a $0.9 million increase in other long-term liabilities. The impacts of this correction are reflected within this Form 10-Q/A and are further described in Note 12, "Restatement."

        This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 12 and any corresponding disclosures. This Form 10-Q/A has not been updated to reflect events occurring after November 10, 2014, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to November 10, 2014.

DTS, INC.
FORM 10-Q/A

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of September 30, 2014 (As Restated)	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$81,515	$66,025
Short-term investments	5,006	5,004
Accounts receivable, net of allowance for doubtful accounts of $48 and $1,388 at September 30, 2014 and December 31, 2013, respectively	20,615	11,637
Deferred income taxes	23,585	5,787
Prepaid expenses and other current assets	3,414	5,480
Income taxes receivable	3,573	2,826

Total current assets	137,708	96,759
Property and equipment, net	27,872	30,116
Intangible assets, net	48,713	50,225
Goodwill	50,374	48,418
Deferred income taxes	12,326	11,667
Other long-term assets	1,873	4,613

Total assets	$278,866	$241,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,379	$2,802
Accrued expenses	14,105	12,142
Deferred revenue	12,508	10,262

Total current liabilities	29,992	25,206
Long-term debt	30,000	30,000
Other long-term liabilities	9,128	3,480
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2014 and December 31, 2013; 21,214 and 20,972 shares issued at September 30, 2014 and December 31, 2013, respectively; 17,147 and 17,279 shares outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	233,859	224,971
Treasury stock, at cost—4,067 and 3,693 shares at September 30, 2014 and December 31, 2013, respectively	(92,184)	(84,689)
Accumulated other comprehensive income	793	747
Retained earnings	67,275	42,080

Total stockholders' equity	209,746	183,112

Total liabilities and stockholders' equity	$278,866	$241,798

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014 (As Restated)	2013
Revenue	$35,676	$28,159	$108,700	$88,075
Cost of revenue	3,302	2,433	8,093	7,167

Gross profit	32,374	25,726	100,607	80,908
Operating expenses:
Selling, general and administrative	18,712	18,784	60,013	59,223
Research and development	9,092	7,490	27,098	23,011
Change in fair value of contingent consideration	200	(5,300)	300	(5,300)
Impairment of intangible assets	—	2,820	—	2,820

Total operating expenses	28,004	23,794	87,411	79,754

Operating income	4,370	1,932	13,196	1,154
Interest and other expense, net	(149)	(27)	(132)	(446)

Income before income taxes	4,221	1,905	13,064	708
Provision (benefit) for income taxes	352	(83)	(12,131)	2,279

Net income (loss)	$3,869	$1,988	$25,195	$(1,571)

Net income (loss) per common share:
Basic	$0.23	$0.11	$1.47	$(0.09)

Diluted	$0.22	$0.11	$1.45	$(0.09)

Weighted average shares outstanding:
Basic	17,126	18,191	17,149	18,239

Diluted	17,418	18,445	17,392	18,239

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014 (As Restated)	2013
Net income (loss)	$3,869	$1,988	$25,195	$(1,571)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	17	—	84
Other	2	1	46	—

Total comprehensive income (loss)	$3,871	$2,006	$25,241	$(1,487)

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2014 (As Restated)	2013
Cash flows from operating activities:
Net income (loss)	$25,195	$(1,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,826	11,710
Stock-based compensation charges	8,062	8,774
Deferred income taxes	(19,189)	(3,241)
Tax shortfalls from stock-based awards	(654)	(333)
Excess tax benefits from stock-based awards	(20)	(48)
Change in fair value of contingent consideration	300	(5,300)
Impairment of intangible assets	—	2,820
Other	(122)	562
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,544)	2,544
Prepaid expenses and other assets	1,469	170
Accounts payable, accrued expenses and other liabilities	3,321	(4,614)
Deferred revenue	2,140	1,558
Income taxes receivable	2,993	1,994

Net cash provided by operating activities	25,777	15,025

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(5,014)
Maturities of available-for-sale investments	—	16,684
Cash paid for business acquisitions	(3,200)	—
Sale of other assets	725	—
Purchases of property and equipment	(1,242)	(2,322)
Purchases of intangible assets	(575)	(816)

Net cash provided by (used in) investing activities	(4,292)	8,532

Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	—
Repayment of long-term borrowings	(30,000)	—
Proceeds from the issuance of common stock under stock-based compensation plans	2,245	1,472
Repurchases and retirement of common stock for restricted stock tax withholdings	(765)	(904)
Excess tax benefits from stock-based awards	20	48
Purchases of treasury stock	(7,495)	(8,418)

Net cash used in financing activities	(5,995)	(7,802)

Net change in cash and cash equivalents	15,490	15,755
Cash and cash equivalents, beginning of period	66,025	57,831

Cash and cash equivalents, end of period	$81,515	$73,586

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

permitted. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs supported by little or no market activity. As of September 30, 2014, the Company measured the fair value of contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 15%. The Company estimated the fair value of the contingent consideration to be $1,300 as of September 30, 2014, and accordingly recognized $200 and $300 for the three and nine months ended September 30, 2014, respectively, within operating expenses in the condensed consolidated statements of operations. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information, refer to Note 7 "Commitments and Contingencies".

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Goodwill and Other Intangible Assets (Continued)

        Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Income Taxes

        The Company's provision (benefit) for income taxes was $352 and $(12,131) for the three and nine months ended September 30, 2014, respectively, and $(83) and $2,279 for the three and nine months ended September 30, 2013, respectively.

        For the three and nine months ended September 30, 2014, the Company's effective tax rate was approximately 8% and (93)%, respectively. The effective tax rate for the three month period differed from the US statutory rate of 35% primarily due to a tax benefit of $366 associated with an increase in the amount of foreign tax credit available to offset the tax associated with a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014, and due to the effects of foreign operations, as the Company's tax rates on those operations are generally lower than the US statutory rate. The effective tax rate for the nine months ended September 30, 2014 differed from the US statutory rate of 35% primarily due to a net tax benefit of $12,612 associated with the transfer of IP licensing rights and a net tax benefit of $3,326 associated with the effective settlement of a US federal tax audit. The IP transfer resulted in the ability to utilize certain foreign taxes paid as credits in the US, as well as the Company's ability to amortize its basis in the IP over 15 years for tax purposes.

        As of September 30, 2014 and December 31, 2013, the Company's uncertain tax positions were $11,182 and $9,701, respectively, of which $6,224 and $1,713, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The net increase of $1,481 was primarily due to uncertain tax positions relating to the Company's foreign tax credits, transfer pricing with one of its foreign subsidiaries, state research and development tax credits, and the California income apportionment methodology. The settlement of the 2009 to 2011 US federal income tax audit with the Internal Revenue Service (IRS) in July 2014 had no material impact on the Company's unrecognized tax benefits. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. Additionally, any settlement may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended September 30, 2014 and 2013, withholding taxes were $405 and $1,630, respectively. For the nine months ended September 30, 2014 and 2013, withholding taxes were $2,500 and $4,020, respectively. Withholding taxes were lower in 2014 compared to 2013 due to the transfer of Japan intellectual property licensing rights from Ireland to the US transacted in 2014.

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

        The computation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$3,869	$1,988	$25,195	$(1,571)

Denominator:
Weighted average shares outstanding	17,126	18,191	17,149	18,239
Effect of dilutive securities:
Common stock options	190	174	158	—
Restricted stock	87	63	67	—
ESPP	15	17	18	—

Weighted average diluted shares outstanding	17,418	18,445	17,392	18,239

Basic net income (loss) per common share	$0.23	$0.11	$1.47	$(0.09)

Diluted net income (loss) per common share	$0.22	$0.11	$1.45	$(0.09)

Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	2,717	2,738	2,918	3,714

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

Note 12—Restatement

        Subsequent to the filing of the condensed consolidated financial statements for the period ended September 30, 2014, the Company determined that it had incorrectly accounted for certain foreign tax credits relating to the special one-time transfer of certain Japan and Taiwan intellectual property

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Restatement (Continued)

licensing rights to the US on January 1, 2014. As a result, the unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2014 have been restated from amounts previously reported, to correct this error in income taxes. The following tables reflect the effects of the restatement:

Condensed Consolidated Balance Sheet

	As of September 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Deferred income taxes	$9,097	$14,488	$23,585
Income taxes receivable	6,969	(3,396)	3,573
Total current assets	126,616	11,092	137,708
Deferred income taxes	13,806	(1,480)	12,326
Total assets	$269,254	$9,612	$278,866

Other long-term liabilities	$8,252	$876	$9,128
Retained earnings	58,539	8,736	67,275
Total stockholders' equity	201,010	8,736	209,746
Total liabilities and stockholders' equity	$269,254	$9,612	$278,866

Condensed Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Income before income taxes	$13,064	$—	$13,064
Provision (benefit) for income taxes	(3,395)	(8,736)	(12,131)

Net income	$16,459	$8,736	$25,195

Net income per common share:
Basic	$0.96	$0.51	$1.47

Diluted	$0.95	$0.50	$1.45

Condensed Consolidated Statement of Comprehensive Income

	For the Nine Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Net income	$16,459	$8,736	$25,195
Total comprehensive income	$16,505	$8,736	$25,241

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 12—Restatement (Continued)

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$16,459	$8,736	$25,195
Deferred income taxes	(8,062)	(11,127)	(19,189)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable, accrued expenses and other liabilities	2,424	897	3,321
Income taxes receivable	1,499	1,494	2,993
Net cash provided by operating activities	$25,777	$—	$25,777

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

        Management's discussion and analysis has been revised solely to reflect the effects of the restatement. Refer to Note 12, "Restatement" for further information.

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

  Income Taxes

	2014	2013
	($ in thousands)
Three months ended September 30,	$352	$(83)
Effective tax rate	8%	(4)%
Nine months ended September 30,	$(12,131)	$2,279
Effective tax rate	(93)%	322%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. Our effective tax rate for the three months ended September 30, 2014 was lower than the US statutory rate of 35% primarily due to a tax benefit associated with an increase in the amount of foreign tax credits available to offset the tax associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014, and due to the effects of foreign operations, as our tax rates on those operations are generally lower than the US statutory rate. Additionally, our rate for the nine months ended September 30, 2014 differed from the statutory rate due to a net tax benefit associated with the transfer of intellectual property licensing rights and a tax benefit associated with the settlement of a US federal tax audit. The tax rates for both 2014 and 2013 periods also differed from the US statutory rate in part due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and state research and development tax credits. Our effective tax rate for the nine months ended September 30, 2013 also differed from the US statutory rate due to a change in the valuation allowance for US federal deferred taxes, as realization of the deferred tax asset was deemed uncertain.

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

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2013. As of September 30, 2014, our total amount of unrecognized tax benefits was $11.2 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, as reassessed for the income tax matter described further below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of an un-remediated material weakness related to internal controls over the accounting for income taxes as further described below.

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Reports on Form 10-Q and 10-Q/A for the quarters ended March 31, 2014 and June 30, 2014, we identified a material weakness in internal control over financial reporting related to the inadequate design of internal controls over the accounting for revenue. Specifically, the Company's controls over the evaluation of non-standard financial terms and conditions contained in certain of the Company's license agreements were not effective to ensure that revenue under these agreements was sufficiently identified, analyzed and recorded. Although this deficiency did not lead to material adjustments to revenue, management determined that deficiencies in the control processes in its accounting for revenue under such license agreements, in the aggregate, constituted a material weakness because this control deficiency could have resulted in a material misstatement of revenue. As discussed in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q and 10-Q/A for the quarters ended March 31, 2014 and June 30, 2014, we have taken steps to remediate this material weakness by enhancing our control procedures with respect to identification and review of revenue under license agreements with non-standard financial terms including additional analysis of our license agreements to evaluate the non-standard financial terms, performance of additional accounting research and detailed checklists to ensure that all agreements with non-standard financial terms are sufficiently identified and evaluated, and revenue is properly recognized. Based on the testing of our enhanced controls, management has determined that, as of September 30, 2014, our controls over the accounting for revenue under license agreements with non-standard financial terms were adequate and that the implementation of the additional control procedures have fully remediated this material weakness.

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 4 of our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2014 and June 30, 2014, we had previously identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes. Specifically, our controls had not been effectively designed as they relate to our preparation and review of the income tax provision and the related deferred tax assets and liabilities, including those arising from our 2012 acquisition of SRS Labs, Inc. and withholding taxes on certain undistributed earnings from China. As also discussed in our Form 10-K for the year ended December 31, 2013 and our Form 10-Q/A for the quarters ended March 31, 2014 and June 30, 2014, during 2013 we took steps to remediate this material weakness by enhancing our control procedures with respect to the preparation and review of the income tax provision and the related deferred tax assets and liabilities, including increasing the use of third party advisors with appropriate expertise to assist with the preparation and review of the quarterly and annual income tax provision. During 2014, we continued to utilize third party advisors with significant experience in domestic and multinational income taxes to assist with the preparation and review of the income tax provision.

        In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014, we did not disclose a material weakness in internal controls over financial reporting related to the accounting for income taxes. We subsequently determined that certain income tax benefits were understated in the first quarter income tax provision. This was a result of a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. Due to the complexity of this transaction, we engaged a team of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as review of the quarterly and annual income tax provisions for 2014. However, during the audit of our income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to us had been inadvertently excluded from the first quarter income tax provision. This error resulted in a restatement of our interim 2014 financial statements for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014.

        Primarily as a result of this error and restatement of our interim condensed consolidated financial statements, we reassessed our evaluation of internal control over financial reporting and concluded that as of September 30, 2014, our internal controls over financial reporting related to the accounting for income taxes, specifically around the review and monitoring of work performed by third party tax advisors, were not designed properly, resulting in a material weakness.

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

        As of September 30, 2014, our management concluded that our internal control over financial reporting was ineffective due to the existing material weakness in internal control over financial reporting related to accounting for income taxes. If we are unable to effectively remediate the material weakness related to the accounting for income taxes, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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