Form 10-Q
period 2015-03-31
DTS, INC.
filed 2015-05-11
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

         As of May 4, 2015 a total of 17,689,099 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$74,475	$99,435
Short-term investments	26,693	—
Accounts receivable, net of allowance for doubtful accounts of $263 and $143 at March 31, 2015 and December 31, 2014 respectively	7,540	12,364
Deferred income taxes	12,071	12,095
Prepaid expenses and other current assets	4,013	5,892
Income taxes receivable	3,362	3,925

Total current assets	128,154	133,711
Property and equipment, net	27,259	27,089
Intangible assets, net	46,174	48,543
Goodwill	50,356	50,356
Deferred income taxes	27,415	26,176
Long-term investments	3,643	—
Other long-term assets	2,676	2,395

Total assets	$285,677	$288,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,490	$4,492
Accrued expenses	12,714	16,761
Deferred revenue	7,963	10,827
Income taxes payable	172	294
Current portion of long-term debt	6,250	5,000

Total current liabilities	29,589	37,374
Long-term debt	18,750	20,000
Other long-term liabilities	11,364	11,993
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2015 and December 31, 2014; 21,710 and 21,440 shares issued at March 31, 2015 and December 31, 2014, respectively; 17,643 and 17,373 shares outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	247,167	241,053
Treasury stock, at cost—4,067 shares at March 31, 2015 and December 31, 2014	(92,184)	(92,184)
Accumulated other comprehensive income	711	808
Retained earnings	70,277	69,223

Total stockholders' equity	225,974	218,903

Total liabilities and stockholders' equity	$285,677	$288,270

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$33,937	$36,835
Cost of revenue	2,784	2,331

Gross profit	31,153	34,504
Operating expenses:
Selling, general and administrative	19,783	22,605
Research and development	9,628	8,823

Total operating expenses	29,411	31,428

Operating income	1,742	3,076
Interest and other expense, net	(161)	(214)

Income before income taxes	1,581	2,862
Provision (benefit) for income taxes	527	(11,449)

Net income	$1,054	$14,311

Net income per common share:
Basic	$0.06	$0.83

Diluted	$0.06	$0.81

Weighted average shares outstanding:
Basic	17,461	17,284

Diluted	18,235	17,571

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$1,054	$14,311
Other comprehensive income (loss), net of tax:
Unrealized gains (losses), net on available-for-sale securities and other	(97)	42

Total comprehensive income	$957	$14,353

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,054	$14,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,581	3,633
Stock-based compensation charges	2,898	2,469
Deferred income taxes	(891)	(13,779)
Tax shortfalls from stock-based awards	—	(269)
Excess tax benefits from stock-based awards	(891)	(2)
Other	91	149
Changes in operating assets and liabilities:
Accounts receivable	4,699	(5,300)
Prepaid expenses and other assets	1,916	1,619
Accounts payable, accrued expenses and other liabilities	(6,258)	(465)
Deferred revenue	(2,864)	(2,296)
Income taxes receivable/payable	782	38

Net cash provided by operating activities	$4,117	$108

Cash flows from investing activities:
Purchases of available-for-sale investments	(30,345)	(3)
Purchases of property and equipment	(1,033)	(200)
Purchases of intangible assets	(1,087)	(148)
Other investing activities	(300)	—

Net cash used in investing activities	$(32,765)	$(351)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	4,239	186
Cash paid for shares withheld for taxes	(1,442)	(666)
Excess tax benefits from stock-based awards	891	2
Purchases of treasury stock	—	(7,495)

Net cash provided by (used in) financing activities	$3,688	$(7,973)

Net change in cash and cash equivalents	(24,960)	(8,216)
Cash and cash equivalents, beginning of period	99,435	66,025

Cash and cash equivalents, end of period	$74,475	$57,809

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at March 31, 2015, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

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

Note 2—Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On April 29, 2015, the FASB issued a proposal to defer the effective date of this ASU by one year. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and entities must apply the ASU on a retrospective basis. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements and does not expect the impact to be material.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for-sale, consist of the following:

	As of March 31, 2015	As of December 31, 2014
Cash and cash equivalents:
Cash	$17,027	$17,899
Money market accounts	53,442	81,536
Commercial paper	1,999	—
Corporate bonds	2,007	—

Total cash and cash equivalents	$74,475	$99,435

Short-term investments:
Commercial paper	$3,994	$—
Corporate bonds	10,564	—
U.S. government and agency securities	12,135	—

Total short-term investments	$26,693	$—

Long-term investments:
Corporate bonds	$3,643	$—

Total long-term investments	$3,643	$—

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report.

        The contractual maturities of investments at March 31, 2015 were as follows:

Due within one year	$26,693
Due after one year and through five years	3,643

Total investments	$30,336

        For additional information on investments classified as available-for-sale, refer to Note 4, "Fair Value Measurements."

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

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs that are not supported by market activity. As of March 31, 2015 and December 31, 2014, the Company measured the fair value of contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 12% and 15%, respectively. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information on contingent consideration, refer to Note 7, "Commitments and Contingencies."

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015
U.S. government and agency securities	$12,135	$—	$12,135	$—
Corporate bonds	$14,207	$—	$14,207	$—
Commercial paper	$3,994	$—	$3,994	$—
Contingent consideration(1)	$(900)	$—	$—	$(900)
As of December 31, 2014
Contingent consideration(1)	$(900)	$—	$—	$(900)

(1)
As of March 31, 2015 and December 31, 2014, $900 was classified in accrued expenses on the consolidated balance sheets.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Other Intangible Assets

        The Company's other intangible assets were:

		As of March 31, 2015			As of December 31, 2014
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$18,483	$(11,239)	$7,244	$18,483	$(10,575)	$7,908
Customer relationships	8	45,801	(15,964)	29,837	45,801	(14,525)	31,276
Non-compete	2	492	(415)	77	492	(402)	90
Tradename	5	3,261	(1,735)	1,526	3,261	(1,581)	1,680
Patents	5	3,390	(1,316)	2,074	3,405	(1,233)	2,172
Trademarks	10	814	(372)	442	785	(357)	428
Contractual rights	5	6,538	(1,564)	4,974	6,288	(1,299)	4,989

Total other intangible assets		$78,779	$(32,605)	$46,174	$78,515	$(29,972)	$48,543

        Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended March 31,
	2015	2014
Cost of revenue	$2,368	$2,143
Operating expenses	265	214

Total amortization of intangible assets	$2,633	$2,357

        The Company expects the future amortization of intangible assets held at March 31, 2015 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2015 (remaining 9 months)	$8,256
2016	10,289
2017	9,733
2018	7,899
2019	6,642
2020 and thereafter	3,355

Total	$46,174

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Accrued Expenses

        Accrued expenses consisted of:

	As of March 31, 2015	As of December 31, 2014
Accrued payroll and related benefits	$8,425	$13,893
Contingent consideration	900	900
Other	3,389	1,968

Total accrued expenses	$12,714	$16,761

Note 7—Commitments and Contingencies

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to the Company's directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. To date, the Company has not been required to make any payments and has not recorded any liability for these indemnities, commitments and guarantees in its consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

        As of March 31, 2015, the Company had accrued $250 of payments due under certain contractual rights arrangements. Additionally, under these arrangements, the Company may be obligated to pay up to approximately $8,500 over an estimated period of five years if certain milestones are achieved.

        In connection with the acquisition of Phorus, contingent consideration of up to $1,000 could be due and payable by the end of 2015.

Note 8—Income Taxes

        For the three months ended March 31, 2015, the Company's effective tax rate was approximately 33%. The effective tax rate differed from the US statutory rate of 35% primarily due to the impact of foreign operations, as the Company's tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes.

        As of March 31, 2015 and December 31, 2014, the Company's uncertain tax positions were $11,433 and $11,246, respectively, of which $9,165 and $9,194, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The increase was primarily due to uncertain tax positions relating to transfer pricing positions taken with

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Income Taxes (Continued)

respect to the Company's foreign subsidiaries and state research and development tax credits. The Company believes that it is reasonably possible that a decrease of approximately $600 in unrecognized tax benefits related to certain income apportionment adjustments may be necessary within the next twelve months due to a proposed settlement of a state tax audit. To the extent that any of the Company's uncertain tax positions are not able to be resolved in a favorable manner, it may have a negative impact on the effective tax rate. Additionally, any settlement may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

        The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

        The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by the Internal Revenue Service (IRS) for years prior to 2012. The California Franchise Tax Board (FTB) is conducting a state tax examination for the years 2009 and 2010, including certain prior period carryforwards from 2006 to 2008. Significant judgment is required in determining the consolidated provision for income taxes as the Company considers each tax jurisdiction's taxable earnings and the impact of the tax audit process. The final outcome of tax audits by the IRS, the FTB or other state tax authorities, and various foreign tax authorities could differ materially from amounts reflected in the condensed consolidated financial statements.

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the three months ended March 31, 2015 and 2014, withholding taxes were $406 and $1,533, respectively. Withholding taxes were lower in 2015 compared to 2014 due to the elimination of withholding on licensing revenue from Japan as a result of the one-time transfer of those intellectual property licensing rights from Ireland to the US.

Note 9—Stock-Based Compensation

        On February 11, 2015, the Compensation Committee of the Company's Board of Directors (the "Committee") approved grants of 133 time-based vesting restricted stock units (RSUs) and 99 performance-based restricted stock units (PSUs) under the 2012 Equity Incentive Plan (the "2012 Plan"). The RSUs vest in four equal annual installments beginning on February 15, 2016. The PSUs vest in two equal installments upon achievement of certain internal performance goals, with one-half of the PSUs vesting on February 15, 2017 and the remaining PSUs vesting on February 15, 2018, in each case assuming the performance goals are achieved. The internal performance goals will be measured over a two year period ending December 31, 2016. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Stock-Based Compensation (Continued)

the level of achievement of the performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

        These awards are payable in cash or shares of our common stock at the discretion of the Committee, unless the Company's stockholders approve an addition of shares to the 2012 Plan's share reserve prior to December 31, 2015 that will, in the opinion of the Committee, be sufficient to settle the awards in shares of stock, in which case the awards will subsequently be settled in shares of common stock. As of March 31, 2015, the Company did not have sufficient shares under the 2012 Plan to settle these awards in common stock. As such, these awards were accounted for as liability awards.

        The fair value of the liability awards is remeasured at each reporting period, and compensation expense will be adjusted in subsequent reporting periods for subsequent changes in the fair value of the Company's common stock. Compensation expense for the PSUs is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals. Compensation expense will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals change. Compensation expense for both the PSUs and RSUs is recognized over the corresponding requisite service period. For the three months ended March 31, 2015, compensation expense for these PSUs and RSUs was $176 and $142, respectively. The liability associated with these awards is reflected in accrued expenses and other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2015.

        Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in materially different compensation expense. If additional shares under the 2012 Plan, which in the opinion of the Committee would be sufficient to settle these awards in common stock, are not approved by stockholders, the Company will continue to account for these awards as liability awards remeasured at each reporting period, which may result in greater volatility in the condensed consolidated statements of operations. If the Company's stockholders approve an addition of shares to the 2012 Plan's share reserve prior to December 31, 2015 and the Committee determines such shares are sufficient to settle the awards in shares of stock, the Company will account for these awards as equity-classified awards.

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 10—Net Income Per Common Share (Continued)

        The computation of basic and diluted net income per common share was:

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$1,054	$14,311

Denominator:
Weighted average shares outstanding	17,461	17,284
Effect of dilutive securities:
Common stock options	612	184
Restricted stock	154	79
ESPP	8	24

Weighted average diluted shares outstanding	18,235	17,571

Basic net income per common share	$0.06	$0.83

Diluted net income per common share	$0.06	$0.81

Anti-dilutive shares excluded from the determination of diluted net income per share	566	2,607

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

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q, as well as the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

        Our selling, general and administrative (SG&A) expenses consist primarily of compensation and related benefits and expenses for personnel engaged in sales and licensee support, as well as costs associated with promotional and other selling and licensing activities. SG&A expenses also include professional fees, facility-related expenses and other general corporate expenses, including compensation and related benefits and expenses for personnel engaged in corporate administration, finance, human resources, information systems and legal.

        Our research and development (R&D) costs consist primarily of compensation and related benefits and expenses for research and development personnel, engineering consulting expenses associated with new product and technology development, the commercialization of our R&D engineering efforts, and quality assurance and testing costs. R&D costs are expensed as incurred.

Executive Summary

Financial Highlights

  •
  Revenues from network-connected markets increased 5% for the three months ended March 31, 2015, compared to the same prior year period.

  •
  SG&A expenses decreased 12% for the three months ended March 31, 2015, compared to the same prior year period, driving an overall 6% decrease in total operating expenses.

  •
  Cash flows from operating activities was $4.1 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014.

  •
  Our effective tax rate for the three months ended March 31, 2015 was 33%, a rate more reflective of our expectations, primarily as a result of our intellectual property restructuring efforts initiated in 2013 and completed in 2014.

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

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including CinemaNow, M-GO, Starz, Encore, and Paramount Pictures. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Digital Rapids, Elemental Technologies, NexStreaming, Deluxe Digital Distribution and CastLabs in this area.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; fair value of contingent consideration; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from our Annual Report on Form 10-K filed with the SEC on March 16, 2015. For information relating to accounting for share-based payment awards classified as liabilities, refer to Note 9, "Stock-Based Compensation."

Results of Operations

  Revenue

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended March 31,	$33,937	$36,835	$(2,898)	(8)%

        Revenue for the three months ended March 31, 2015 and 2014 included $1.7 million and $3.7 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods.

Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

  Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

        Excluding royalty recoveries, the decrease in revenues was primarily attributable to decreased royalties from Blu-ray markets, which in dollar terms, were down 15%. The decrease was primarily due to decreased royalties for standalone players, as consumers transition toward network-connected devices. These decreases were partially offset by an increase in royalties from network-connected markets, which increased 5% compared to the prior year period, and comprised over 40% of revenues in the first quarter of 2015. The increase in royalties from network-connected markets was primarily driven by increased royalties from connected TVs. We expect to see continued growth from the network-connected markets as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2015	%	2014	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended March 31,	$31,153	92%	$34,504	94%	(2)%

        The decrease in our gross profit percentage was driven by an increased mix of sales of Play-Fi enabled wireless speakers.

  Selling, General and Administrative (SG&A)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended March 31,	$19,783	$22,605	$(2,822)	(12)%
% of Revenue	58%	61%

        The decrease in SG&A was primarily due to decreases in professional service costs, promotion and brand marketing related activities, and employee related costs.

  Research and Development (R&D)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended March 31,	$9,628	$8,823	$805	9%
% of Revenue	28%	24%

        The increase in R&D was primarily due to an increase in employee related costs, in part due to increased headcount driven by our 2014 acquisition of Manzanita Systems, Inc.

  Interest and Other Income (Expense), Net

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended March 31,	$(161)	$(214)	$53	25%

        Interest and other income (expense), net, for the three months ended March 31, 2015 was comprised mostly of interest expense associated with our debt and the effects of translation of foreign subsidiaries to the US dollar.

  Income Taxes

	2015	2014
	($ in thousands)
Three months ended March 31,	$527	$(11,449)
Effective tax rate	33%	(400)%

        Our effective quarterly tax rates are based in part upon projections of our annual pre-tax results. The tax rates for both periods differed from the US statutory rate of 35% due to varying foreign income tax rates and foreign withholding taxes, non-deductible stock-based compensation, and state research and development tax credits. Our effective tax rate for the three months ended March 31, 2014 was also significantly lower than the US statutory rate primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014.

Liquidity and Capital Resources

        As of March 31, 2015, we had cash, cash equivalents and short-term investments of $101.2 million, compared to $99.4 million at December 31, 2014. As of March 31, 2015, $58.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

        Net cash provided by operating activities was $4.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows from operating activities during both periods were primarily impacted by net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were also impacted by the timing of cash receipts for certain receivables.

        We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $32.8 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The 2015 investing cash flows were primarily driven by purchases of investments. The 2014 investing cash flows were primarily driven by purchases of property and equipment and intangible assets.

        Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2015, which primarily resulted from proceeds from the issuance of common stock under stock-based compensation plans and related tax benefits. Net cash used in financing activities was $8.0 million for the three months ended March 31, 2014, which was primarily the result of purchases of treasury stock.

  Credit Facility

        On September 29, 2014, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, together with the other lenders thereunder from time to time. The Credit Agreement provides us with (i) a $25.0 million secured revolving line of credit (the "Revolver"), with a $1.0 million sublimit for the issuance of letters of credit, and (ii) a $25.0 million secured term loan (the "Term Loan"). In connection with the Credit Agreement, we borrowed $25.0 million under the Term Loan and $5 million under the Revolver. The Revolver and Term Loan will be used to finance permitted acquisitions and for working capital and general corporate purposes.

        As of March 31, 2015, $25.0 million was outstanding under the Credit Agreement. All advances under the Revolver will become due and payable on September 29, 2017, or earlier in the event of a default. $5.0 million of the principal amount of the Term Loan will become due and payable on October 1, 2015, and $1.25 million of the principal amount of the Term Loan will be due and payable in quarterly installments thereafter, with the remaining balance due and payable on September 29, 2017. We anticipate that repayment of the Credit Agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the three months ended March 31, 2015, we were in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of March 31, 2015, we had repurchased 0.4 million shares under this authorization for an aggregate of $7.5 million. All shares repurchased under this authorization were accounted for as treasury stock.

  Contingent Consideration

        In connection with the contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $1.0 million in consideration subject to the achievement of certain revenue milestones. For additional information, refer to Note 4 and 7, "Fair Value Measurements" and "Commitments and Contingencies," respectively.

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2014. As of March 31, 2015, our total amount of unrecognized tax benefits was $11.4 million. We believe that it is reasonably possible that a decrease of approximately $0.6 million in unrecognized tax benefits may be necessary within the next twelve months due to a proposed settlement of a state tax audit.

        As of March 31, 2015, we had accrued $0.3 million of payments due under certain contractual rights arrangements. Additionally, under these arrangements, we may be obligated to pay up to approximately $8.5 million over an estimated period of five years if certain milestones are achieved.

  Working Capital and Capital Expenditure Requirements

        We believe that our cash, cash equivalents, short-term investments, cash flows from operations and our credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other SEC filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly given recent economic conditions, including lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

        Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risks during the quarter ended March 31, 2015.

        Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.

  Interest Rate Risk

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term marketable securities, US government securities and corporate bonds. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our investments, we have concluded that there is no material market risk exposure to our principal at March 31, 2015. As of March 31, 2015, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $1.0 million on our income before income taxes. As of March 31, 2015, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our income before income taxes.

  Exchange Rate Risk

        During the three months ended March 31, 2015, we derived over 80% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 1% of total revenues during the three months ended March 31, 2015. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $5.6 million for the three months ended March 31, 2015. Based upon the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2015, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

        As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes.

        During the audit for the year ended December 31, 2014, we determined that certain income tax benefits were understated by $8.7 million in the income tax provision for the first quarter of 2014. This was a result of a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. Due to the complexity of this transaction, we engaged a team of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as review of the quarterly and annual income tax provisions for 2014. During the audit of our income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to us had been inadvertently excluded from the first quarter income tax provision. This error resulted in a restatement of our interim 2014 financial statements for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. Primarily as a result of this error, we have determined that our internal controls over financial reporting related to the accounting for income taxes, specifically around the review and monitoring of work performed by third party tax advisors, were not designed properly.

  Remediation Plan

        We have initiated a plan to enhance our control procedures over the accounting for income taxes. Specifically, we will enhance our review and monitoring procedures when interacting with third party tax advisors that are assisting us in reviewing key elements of our income tax provision. This will include expanding our assessment of the adequacy of the scope of procedures performed by third party tax advisors and enhancing our review of significant assumptions used by the third party tax advisors. We will not consider the material weakness remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively. Management believes that testing of the enhanced control procedures around the tax provision for the year ended December 31, 2015 must be completed before we can reach a final conclusion as to their effectiveness.

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risks included in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        The markets for our technologies, products, and services are characterized by:

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

        From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and companies that comprise Sony Corporation and Samsung Electronics Co., Ltd., which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounted for more than 10% of total revenues for the year ended December 31, 2014. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015. Although we have agreements with our customers, many of these agreements do not require any material minimum purchases or minimum royalty fees and typically do not prohibit customers from purchasing or licensing technologies, products, and services from competitors. A decision by any of our major customers or licensees not to use our technologies, or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

        Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014 because a material weakness existed in our internal control over financial reporting related to the accounting for income taxes. Refer to Part I, Item 4, "Controls and Procedures" for additional information.

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

        We market and sell our technologies, products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the quarter ended March 31, 2015, over 80% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

        We are subject to income taxes in both the US and in foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the California Franchise Tax Board (FTB) is examining our 2009 and 2010 corporate tax returns, including certain prior period carryforwards from 2006 to 2008. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules, such as expiration of tax credits, may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions would result in additional tax expense. In addition, there have been proposals to change US and foreign tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. For example, the Organization for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, is contemplating revisions to certain corporate tax, transfer pricing, and tax treaty provisions. If the OECD finalizes these revisions, they could be adopted by many countries. These contemplated revisions, if adopted by various countries, could increase our income taxes and adversely affect our provision for income taxes. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

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

        We entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) in September 2014, which provides us with a $25.0 million secured revolving line of credit and a $25.0 million secured term loan. During 2014, we repaid the $30.0 million line of credit under the previously existing loan agreement with MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.), and repaid $5.0 million on the term loan with Wells Fargo. As of March 31, 2015, we had $20.0 million outstanding under the term loan and $5.0 million under the revolving line of credit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended March 31, 2015, and 1,625,800 shares remained available for repurchase under this authorization.

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

DTS, Inc.
Date: May 11, 2015	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: May 11, 2015	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
10.1*	Form of 2015 Executive Incentive Compensation Plan		10-K	000-50335-15703472	3/16/2015
10.2*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan (Cash or Stock Settlement)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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