Form 10-Q
period 2015-06-30
DTS, INC.
filed 2015-08-10
CIK 1226308

Use these links to rapidly review the document
DTS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

         As of August 3, 2015 a total of 17,249,909 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$55,204	$99,435
Short-term investments	32,266	—
Accounts receivable, net of allowance for doubtful accounts of $309 and $143 at June 30, 2015 and December 31, 2014 respectively	16,610	12,364
Deferred income taxes	12,066	12,095
Prepaid expenses and other current assets	3,610	5,892
Income taxes receivable	2,375	3,925

Total current assets	122,131	133,711
Property and equipment, net	26,903	27,089
Intangible assets, net	43,827	48,543
Goodwill	50,356	50,356
Deferred income taxes	29,028	26,176
Other long-term assets	2,705	2,395

Total assets	$274,950	$288,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,596	$4,492
Accrued expenses	10,270	16,761
Deferred revenue	9,759	10,827
Income taxes payable	51	294
Current portion of long-term debt	7,500	5,000

Total current liabilities	30,176	37,374
Long-term debt	17,500	20,000
Other long-term liabilities	12,105	11,993
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2015 and December 31, 2014; 21,908 and 21,440 shares issued at June 30, 2015 and December 31, 2014, respectively; 17,241 and 17,373 shares outstanding at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	253,123	241,053
Treasury stock, at cost—4,667 and 4,067 shares at June 30, 2015 and December 31, 2014, respectively	(111,331)	(92,184)
Accumulated other comprehensive income	810	808
Retained earnings	72,564	69,223

Total stockholders' equity	215,169	218,903

Total liabilities and stockholders' equity	$274,950	$288,270

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$34,426	$36,189	$68,363	$73,024
Cost of revenue	2,743	2,460	5,527	4,791

Gross profit	31,683	33,729	62,836	68,233
Operating expenses:
Selling, general and administrative	18,186	18,796	37,969	41,401
Research and development	9,611	9,183	19,239	18,006

Total operating expenses	27,797	27,979	57,208	59,407

Operating income	3,886	5,750	5,628	8,826
Interest and other income (expense), net	(458)	231	(619)	17

Income before income taxes	3,428	5,981	5,009	8,843
Provision (benefit) for income taxes	1,141	(1,034)	1,668	(12,483)

Net income	$2,287	$7,015	$3,341	$21,326

Net income per common share:
Basic	$0.13	$0.41	$0.19	$1.24

Diluted	$0.12	$0.41	$0.18	$1.23

Weighted average shares outstanding:
Basic	17,580	17,038	17,521	17,161

Diluted	18,415	17,190	18,326	17,379

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,287	$7,015	$3,341	$21,326
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities and other, net	99	2	2	44

Total comprehensive income	$2,386	$7,017	$3,343	$21,370

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,341	$21,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,181	7,403
Stock-based compensation charges	5,640	5,397
Deferred income taxes	(2,029)	(17,957)
Tax shortfalls from stock-based awards	—	(320)
Excess tax benefits from stock-based awards	(1,696)	—
Other	310	(14)
Changes in operating assets and liabilities:
Accounts receivable	(4,419)	(9,987)
Prepaid expenses and other assets	2,339	1,732
Accounts payable, accrued expenses and other liabilities	(7,369)	(1,830)
Deferred revenue	(1,068)	(2,113)
Income taxes receivable/payable	1,948	1,951

Net cash provided by operating activities	$4,178	$5,588

Cash flows from investing activities:
Purchases of available-for-sale investments	(32,344)	—
Sale of other assets	—	725
Purchases of property and equipment	(1,544)	(798)
Purchases of intangible assets	(1,660)	(399)
Other investing activities	(300)	—

Net cash used in investing activities	$(35,848)	$(472)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock-based compensation plans	7,664	1,544
Cash paid for shares withheld for taxes	(2,774)	(692)
Excess tax benefits from stock-based awards	1,696	—
Purchases of treasury stock	(19,147)	(7,495)

Net cash used in financing activities	$(12,561)	$(6,643)

Net change in cash and cash equivalents	(44,231)	(1,527)
Cash and cash equivalents, beginning of period	99,435	66,025

Cash and cash equivalents, end of period	$55,204	$64,498

See accompanying notes to condensed consolidated financial statements.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2015, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

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

Note 2—Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For public entities, this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments, classified as available-for-sale, consisted of:

	As of June 30, 2015	As of December 31, 2014
Cash and cash equivalents:
Cash	$19,794	$17,899
Money market accounts	35,410	81,536

Total cash and cash equivalents	$55,204	$99,435

Short-term investments:
Commercial paper	$3,997	$—
Corporate bonds	16,196	—
U.S. government and agency securities	12,073	—

Total short-term investments	$32,266	$—

        The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of June 30, 2015 were all due within one year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

        The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs that are not supported by market activity. As of June 30, 2015 and December 31, 2014, the Company measured the fair value of contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 12% and 15%, respectively. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information on the contingent consideration, refer to Note 7, "Commitments and Contingencies."

        The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Commercial paper	$3,997	$—	$3,997	$—
Corporate bonds	$16,196	$—	$16,196	$—
U.S. government and agency securities	$12,073	$—	$12,073	$—
Contingent consideration(1)	$(900)	$—	$—	$(900)
As of December 31, 2014
Contingent consideration(1)	$(900)	$—	$—	$(900)

(1)
As of June 30, 2015 and December 31, 2014, the balance was classified in accrued expenses on the consolidated balance sheets.

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 5—Other Intangible Assets

        The Company's other intangible assets were:

		As of June 30, 2015			As of December 31, 2014
	Weighted Average Life (Years)
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6	$18,483	$(11,903)	$6,580	$18,483	$(10,575)	$7,908
Customer relationships	8	45,801	(17,403)	28,398	45,801	(14,525)	31,276
Non-compete	2	492	(429)	63	492	(402)	90
Tradename	5	3,261	(1,888)	1,373	3,261	(1,581)	1,680
Patents	5	3,475	(1,368)	2,107	3,405	(1,233)	2,172
Trademarks	10	848	(389)	459	785	(357)	428
Contractual rights	5	6,688	(1,841)	4,847	6,288	(1,299)	4,989

Total other intangible assets		$79,048	$(35,221)	$43,827	$78,515	$(29,972)	$48,543

        Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$2,386	$2,154	$4,754	$4,297
Operating expenses	261	428	526	642

Total amortization of intangible assets	$2,647	$2,582	$5,280	$4,939

        The Company expects the future amortization of intangible assets held at June 30, 2015 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2015 (remaining 6 months)	$5,530
2016	10,343
2017	9,800
2018	7,963
2019	6,712
2020 and thereafter	3,479

Total	$43,827

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 6—Accrued Expenses

        Accrued expenses consisted of:

	As of June 30, 2015	As of December 31, 2014
Accrued payroll and related benefits	$6,900	$13,893
Contingent consideration	900	900
Other	2,470	1,968

Total accrued expenses	$10,270	$16,761

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

        As of June 30, 2015, under certain contractual rights arrangements, the Company may be obligated to pay up to approximately $8,400 over an estimated period of five years if certain milestones are achieved.

        In connection with the acquisition of Phorus, contingent consideration of up to $1,000 could be due and payable at the end of 2015.

Note 8—Income Taxes

        Income taxes for quarterly periods are computed using the estimated annual effective tax rate for the year along with discrete items identified in the quarter.

        For the six months ended June 30, 2015 and 2014, the Company's effective tax rate was approximately 33% and (141)%, respectively. The effective tax rate for 2015 differed from the US statutory rate of 35% primarily due to the impact of foreign operations, as the Company's tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes and non-deductible stock-based compensation. The effective tax rate for 2014 differed from the US statutory rate primarily due to a net tax benefit associated with

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 8—Income Taxes (Continued)

a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 and the tax benefit associated with the effective settlement of a US federal tax audit for the years 2009 to 2011.

        As of June 30, 2015 and December 31, 2014, the Company's uncertain tax positions were $11,475 and $11,246, respectively, of which $9,253 and $9,194, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The increase was primarily due to uncertain tax positions relating to transfer pricing positions taken with respect to the Company's foreign subsidiaries and state research and development tax credits. The Company believes that it is reasonably possible that a decrease of approximately $600 in unrecognized tax benefits related to certain income apportionment adjustments may be necessary within the next twelve months due to a proposed settlement of a state tax audit. Additionally, any resolution of the Company's uncertain tax positions may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to the local tax authorities. For the three months ended June 30, 2015 and 2014, withholding taxes were $576 and $562, respectively. For the six months ended June 30, 2015 and 2014, withholding taxes were $982 and $2,095, respectively. Withholding taxes were lower in 2015 year-to-date compared to 2014 due to the elimination of withholding on licensing revenue from Japan as a result of the one-time transfer of those intellectual property licensing rights from Ireland to the US.

Note 9—Stock-Based Compensation

        On February 11, 2015, the Compensation Committee of the Company's Board of Directors (the "Committee") approved grants of 133 time-based vesting restricted stock units (the "2015 RSUs") and

DTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Amounts in thousands, except per share data)

Note 9—Stock-Based Compensation (Continued)

99 performance-based restricted stock units (the "2015 PSUs") under the 2012 Equity Incentive Plan (the "2012 Plan"). The 2015 RSUs vest in four equal annual installments beginning on February 15, 2016. The 2015 PSUs vest in two equal installments upon achievement of certain internal performance goals, with one-half of the PSUs vesting on February 15, 2017 and the remaining PSUs vesting on February 15, 2018, in each case assuming the performance goals are achieved. The internal performance goals will be measured over a two year period ending December 31, 2016. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

        The 2015 PSUs and 2015 RSUs are payable in cash or shares of common stock at the discretion of the Committee. However, if the Company's stockholders approved an addition of shares to the 2012 Plan's share reserve prior to December 31, 2015 that would, in the opinion of the Committee, be sufficient to settle the awards in shares of stock, then such awards would subsequently be settled in shares of common stock. As of March 31, 2015, the Company did not have sufficient shares under the 2012 Plan to settle the 2015 PSUs and 2015 RSUs in common stock and the awards were accounted for as liability awards. On May 14, 2015, the Company's stockholders approved an amendment to the 2012 Plan to increase the share reserve by 1,000 shares, which the Committee believes to be sufficient to settle such awards in stock. As such, as of June 30, 2015, the Company accounted for the awards as equity awards, and the aggregate amount of compensation cost of the awards was remeasured on May 14, 2015. The amounts previously recorded as liabilities for these awards have been reclassified to additional paid-in-capital as of June 30, 2015.

        Compensation expense for the PSUs is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals. Compensation expense will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals change. Compensation expense for both the PSUs and RSUs is recognized over the corresponding requisite service period. For the three months ended June 30, 2015, compensation expense for the 2015 PSUs and 2015 RSUs was $329 and $265, respectively. For the six months ended June 30, 2015, compensation expense for the 2015 PSUs and 2015 RSUs was $505 and $407, respectively.

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

        The computation of basic and diluted net income per common share was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,287	$7,015	$3,341	$21,326

Denominator:
Weighted average shares outstanding	17,580	17,038	17,521	17,161
Effect of dilutive securities:
Common stock options	651	100	633	142
Restricted stock	169	38	161	57
ESPP	15	14	11	19

Weighted average diluted shares outstanding	18,415	17,190	18,326	17,379

Basic net income per common share	$0.13	$0.41	$0.19	$1.24

Diluted net income per common share	$0.12	$0.41	$0.18	$1.23

Anti-dilutive shares excluded from the determination of diluted net income per share	443	3,429	504	3,020

Note 11—Common Stock Repurchases

        In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of June 30, 2015, the Company had repurchased 974 shares of common stock under this authorization for an aggregate of $26,642. All shares repurchased under these authorizations were accounted for as treasury stock.

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

Executive Summary

Financial Highlights

  •
  Revenues from network-connected markets increased 18% and 12% for the three and six months ended June 30, 2015, respectively, compared to the same prior year periods.

  •
  SG&A expenses decreased 8% for the six months ended June 30, 2015, compared to the same prior year period, driving an overall 4% decrease in total operating expenses.

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

        We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into tens of thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including Alibaba, CinemaNow, M-GO, Starz, Encore, and Paramount Pictures. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Digital Rapids, Elemental Technologies, NexStreaming, Deluxe Digital Distribution and CastLabs in this area.

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

Results of Operations

  Revenue

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended June 30,	$34,426	$36,189	$(1,763)	(5)%
Six months ended June 30,	$68,363	$73,024	$(4,661)	(6)%

        Revenue for the three and six months ended June 30, 2015 included $0.8 million and $2.5 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenues for the three and six months ended June 30, 2014 included $3.8 million and $7.5 million, respectively, of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

  Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

        The decrease in revenues was primarily attributable to a lower amount of royalty recoveries. Excluding the impact of royalty recoveries, revenues increased primarily due to increased royalties from network-connected markets, which in dollar terms, were up 18%. Network-connected royalties comprised over 55% and 50% of revenues for the current and prior year period, respectively. The increase in royalties from network-connected markets was primarily driven by increased royalties from connected TVs. This increase was partially offset by decreased royalties from the Blu-ray market, which in dollar terms, were down 13%. The decrease was primarily due to decreased royalties for standalone players, as consumers transition to network-connected devices.

  Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

        The decrease in revenues was primarily attributable to a lower amount of royalty recoveries. Excluding royalty recoveries, revenues increased primarily due to increased royalties from network-connected markets, which in dollar terms were up 12%, and comprised approximately 50% of revenues in the first half of 2015. The increase in royalties from network-connected markets was primarily driven by increased royalties from connected TVs. The increase was partially offset by decreased royalties from Blu-ray markets, which, in dollar terms, were down 15%. The decrease was primarily due to decreased royalties for standalone players, as consumers transition to network-connected devices. We expect to see continued growth from the network-connected markets as we expand our footprint in terms of both products and geographies served.

  Gross Profit

	2015	%	2014	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended June 30,	$31,683	92%	$33,729	93%	(1)%
Six months ended June 30,	$62,836	92%	$68,233	93%	(1)%

        The decrease in our gross profit percentage in both periods was driven primarily by a higher mix of sales of Play-Fi enabled wireless speakers, which carry lower margins than our licensing business.

  Selling, General and Administrative (SG&A)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended June 30,	$18,186	$18,796	$(610)	(3)%
% of Revenue	53%	52%
Six months ended June 30,	$37,969	$41,401	$(3,432)	(8)%
% of Revenue	56%	57%

        The dollar decrease in SG&A for the three month period was primarily due to decreases in employee related costs, which were partially offset by increases in professional service costs and promotion and brand marketing related activities. The decrease for the six month period was primarily due to decreases in employee related costs, professional service costs, promotion and brand marketing related activities.

  Research and Development (R&D)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended June 30,	$9,611	$9,183	$428	5%
% of Revenue	28%	25%
Six months ended June 30,	$19,239	$18,006	$1,233	7%
% of Revenue	28%	25%

        The increase in R&D for both periods was primarily due to an increase in employee related costs, in part due to increased headcount driven by our acquisition of Manzanita Systems, Inc. in the third quarter of 2014.

  Interest and Other Income (Expense), Net

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended June 30,	$(458)	$231	$(689)	(298)%
Six months ended June 30,	$(619)	$17	$(636)	(3,741)%

        Interest and other income (expense), net, for both periods decreased primarily due to a gain from the sale of certain other assets in 2014.

  Income Taxes

	2015	2014
	($ in thousands)
Six months ended June 30,	$1,668	$(12,483)
Effective tax rate	33%	(141)%

        Our quarterly effective tax rates are based in part upon projections of our annual pre-tax results. The tax rate for 2015 differed from the US statutory rate of 35% primarily due to the impact of foreign operations, as the Company's tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes and non-deductible stock-based compensation. The tax rate for 2014 differed from the US statutory rate primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 and the tax benefit associated with the effective settlement of a US federal tax audit for the years 2009 to 2011.

Liquidity and Capital Resources

        As of June 30, 2015, we had cash, cash equivalents and short-term investments of $87.5 million, compared to $99.4 million at December 31, 2014. As of June 30, 2015, $68.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

        Net cash provided by operating activities was $4.2 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively. Cash flows from operating activities are primarily impacted by net income adjusted for certain non-cash items and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were impacted by the timing of cash receipts for certain receivables and the timing of payments related to certain liabilities. For 2015, the operating cash flows were also impacted by a decrease in accounts payables and accrued expenses, which was primarily due to the payment of our annual incentive compensation.

        We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $35.8 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The 2015 investing cash flows were primarily driven by purchases of investments. The 2014 investing cash flows were primarily driven by purchases of property and equipment and intangible assets, partially offset by the sale of certain other assets.

        Net cash used in financing activities was $12.6 million for the six months ended June 30, 2015, which primarily resulted from purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans and related tax benefits. Net cash used in financing activities was $6.6 million for the six months ended June 30, 2014, which was primarily the result of purchases of treasury stock.

  Credit Facility

        On September 29, 2014, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, together with the other lenders thereunder from time to time. The Credit Agreement provides us with (i) a $25.0 million secured revolving line of credit (the "Revolver"), with a $1.0 million sublimit for the issuance of letters of credit, and (ii) a $25.0 million secured term loan (the "Term Loan"). In connection with the Credit Agreement, we borrowed $25.0 million under the Term Loan and $5.0 million under the Revolver. The Revolver and Term Loan will be used to finance permitted acquisitions and for working capital and general corporate purposes.

        As of June 30, 2015, $25.0 million was outstanding under the Credit Agreement. All advances under the Revolver will become due and payable on September 29, 2017, or earlier in the event of a default. $5.0 million of the principal amount of the Term Loan will become due and payable on October 1, 2015, and $1.25 million of the principal amount of the Term Loan will be due and payable in quarterly installments thereafter, with the remaining balance due and payable on September 29, 2017. We anticipate that repayment of the Credit Agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the six months ended June 30, 2015, we were in compliance with all loan covenants.

  Common Stock Repurchases

        In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2015, we had repurchased 1.0 million shares under this authorization for an aggregate of $26.6 million. All shares repurchased under this authorization were accounted for as treasury stock.

  Contingent Consideration

        In connection with the contingent consideration arrangement related to Phorus, we may be required to pay up to an additional $1.0 million subject to the achievement of certain revenue milestones. For additional information, refer to Note 4 and 7, "Fair Value Measurements" and "Commitments and Contingencies," respectively.

  Contractual Obligations

        There have been no material changes to our contractual obligations since December 31, 2014. As of June 30, 2015, our total amount of unrecognized tax benefits was $11.5 million. We believe that it is reasonably possible that a decrease of approximately $0.6 million in unrecognized tax benefits may be necessary within the next twelve months due to a proposed settlement of a state tax audit.

        As of June 30, 2015, under certain contractual rights arrangements, we may be obligated to pay up to approximately $8.4 million over an estimated period of five years if certain milestones are achieved.

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

Recently Issued Accounting Standards

        Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. There have been no material changes in our market risks during the quarter ended June 30, 2015.

  Interest Rate Risk

        Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term marketable securities, US government securities and corporate bonds. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our investments, we have concluded that there is no material market risk exposure to our principal at June 30, 2015. As of June 30, 2015, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.9 million on our income before income taxes. As of June 30, 2015, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our income before income taxes.

  Exchange Rate Risk

        During the six months ended June 30, 2015, we derived over 80% of our revenues from sales outside the United States, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 1% of total revenues during the six months ended June 30, 2015. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $11.3 million for the six months ended June 30, 2015. Based upon the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

        Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

        We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2015, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

        Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We market and sell our technologies, products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the six months ended June 30, 2015, over 80% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

        We entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) in September 2014, which provides us with a $25.0 million secured revolving line of credit and a $25.0 million secured term loan. During 2014, we repaid the $30.0 million line of credit under the previously existing loan agreement with MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.), and repaid $5.0 million on the term loan with Wells Fargo. As of June 30, 2015, we had $20.0 million outstanding under the term loan and $5.0 million under the revolving line of credit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Stock repurchase activity during the quarter ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
April 1, 2015 through April 30, 2015	—	—		—	1,625,800
May 1, 2015 through May 31, 2015	321,957	$32.12		321,957	1,303,843
June 1, 2015 through June 30, 2015	278,043	$31.67		278,043	1,025,800

Total	600,000	$31.91	(2)	600,000	1,025,800

(1)
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date.

(2)
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

DTS, Inc.
Date: August 10, 2015	by:	/s/ JON E. KIRCHNER Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)
Date: August 10, 2015	by:	/s/ MELVIN L. FLANIGAN Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
10.1*	Amendment Number 1 to the DTS, Inc. 2012 Equity Incentive Plan		DEF 14A	000-50335-15768001	4/14/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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