Form 10-Q
period 2015-09-30
DTS, INC.
filed 2015-11-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

Commission File Number 000-50335

DTS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467655 (I.R.S. Employer Identification No.)

5220 Las Virgenes Road Calabasas, California 91302 (Address of principal executive offices and zip code)	(818) 436-1000 (Registrant's telephone number, including area code)
_____________________________________

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

As of November 2, 2015 a total of 17,263,185 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	As of September 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$72,297	$99,435
Short-term investments	23,264	—
Accounts receivable, net of allowance for doubtful accounts of $310 and $143 at September 30, 2015 and December 31, 2014 respectively	12,851	12,364
Deferred income taxes	12,767	12,095
Prepaid expenses and other current assets	4,410	5,892
Income taxes receivable	2,028	3,925
Total current assets	127,617	133,711
Property and equipment, net	27,178	27,089
Intangible assets, net	41,899	48,543
Goodwill	50,356	50,356
Deferred income taxes	29,822	26,176
Other long-term assets	3,419	2,395
Total assets	$280,291	$288,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,848	$4,492
Accrued expenses	13,633	16,761
Deferred revenue	7,996	10,827
Income taxes payable	1,670	294
Current portion of long-term debt	8,750	5,000
Total current liabilities	37,897	37,374
Long-term debt	16,250	20,000
Other long-term liabilities	11,345	11,993
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2015 and December 31, 2014; 21,930 and 21,440 shares issued at September 30, 2015 and December 31, 2014, respectively; 17,263 and 17,373 shares outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	255,554	241,053
Treasury stock, at cost—4,667 and 4,067 shares at September 30, 2015 and December 31, 2014, respectively	(111,331)	(92,184)
Accumulated other comprehensive income	811	808
Retained earnings	69,762	69,223
Total stockholders' equity	214,799	218,903
Total liabilities and stockholders' equity	$280,291	$288,270

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$30,673	$35,676	$99,036	$108,700
Cost of revenue	2,702	3,302	8,229	8,093
Gross profit	27,971	32,374	90,807	100,607
Operating expenses:
Selling, general and administrative	21,348	18,712	59,317	60,013
Research and development	9,320	9,092	28,559	27,098
Change in fair value of contingent consideration	(400)	200	(400)	300
Total operating expenses	30,268	28,004	87,476	87,411
Operating income (loss)	(2,297)	4,370	3,331	13,196
Interest and other expense, net	(173)	(149)	(792)	(132)
Income (loss) before income taxes	(2,470)	4,221	2,539	13,064
Provision (benefit) for income taxes	332	352	2,000	(12,131)
Net income (loss)	$(2,802)	$3,869	$539	$25,195
Net income (loss) per common share:
Basic	$(0.16)	$0.23	$0.03	$1.47
Diluted	$(0.16)	$0.22	$0.03	$1.45
Weighted average shares outstanding:
Basic	17,255	17,126	17,431	17,149
Diluted	17,255	17,418	18,167	17,392

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(2,802)	$3,869	$539	$25,195
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities and other, net	1	2	3	46
Total comprehensive income (loss)	$(2,801)	$3,871	$542	$25,241

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$539	$25,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,838	10,826
Stock-based compensation charges	8,678	8,062
Deferred income taxes	(5,310)	(19,189)
Tax shortfalls from stock-based awards	—	(654)
Excess tax benefits from stock-based awards	(914)	(20)
Change in fair value of contingent consideration	(400)	300
Other	353	(122)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(669)	(8,544)
Prepaid expenses and other assets	881	1,469
Accounts payable, accrued expenses and other liabilities	(1,884)	3,321
Deferred revenue	(2,831)	2,140
Income taxes receivable/payable	4,758	2,993
Net cash provided by operating activities	$14,039	$25,777
Cash flows from investing activities:
Purchases of available-for-sale investments	(34,666)	—
Maturities of available-for-sale investments	8,800	—
Sales of available-for-sale investments	2,502	—
Cash paid for business acquisitions	—	(3,200)
Sale of other assets	—	725
Purchases of property and equipment	(2,525)	(1,242)
Purchases of intangible assets	(1,853)	(575)
Other investing activities	(300)	—
Net cash used in investing activities	$(28,042)	$(4,292)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	30,000
Repayment of long-term borrowings	—	(30,000)
Proceeds from the issuance of common stock under stock-based compensation plans	7,962	2,245
Cash paid for shares withheld for taxes	(2,864)	(765)
Excess tax benefits from stock-based awards	914	20
Purchases of treasury stock	(19,147)	(7,495)
Net cash used in financing activities	$(13,135)	$(5,995)
Net change in cash and cash equivalents	(27,138)	15,490
Cash and cash equivalents, beginning of period	99,435	66,025
Cash and cash equivalents, end of period	$72,297	$81,515

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2015, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

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

Note 2—Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. As updated in ASU 2015-14 issued by the FASB in August 2015, for public entities, this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and entities must apply the ASU on a retrospective basis. The Company is planning to adopt this ASU in the fourth quarter of 2015. As a result, certain debt issuance costs related to the Company's new credit facility will be presented in the balance sheet as a deduction from the carrying amount of the liability. For additional information on this new credit facility, refer to Note 12, "Subsequent Events."

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments." The ASU requires that adjustments to provisional amounts identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early application is permitted for financial statements that have not been issued. The Company expects to adopt this ASU for any measurement period adjustments relating to the acquisition of iBiquity Digital Corporation. For additional information on this acquisition, refer to Note 12, "Subsequent Events."

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments, classified as available-for-sale, consisted of:

	As of September 30, 2015	As of December 31, 2014
Cash and cash equivalents:
Cash	$19,710	$17,899
Money market accounts	52,587	81,536
Total cash and cash equivalents	$72,297	$99,435
Short-term investments:
Commercial paper	$1,999	$—
Corporate bonds	11,688	—
US government and agency securities	9,577	—
Total short-term investments	$23,264	$—

The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of September 30, 2015 were all due within one year.

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

The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs that are not supported by market activity. As of September 30, 2015 and December 31, 2014, the Company measured the fair value of contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 10% and 15%, respectively. The Company estimated the fair value of the contingent consideration to be $500 as of September 30, 2015, and accordingly recognized a $400 gain within operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015. Considerable judgment is required in the assumptions used in fair value measurements. Accordingly, use of different assumptions, such as significant increases or decreases in estimated revenues, cash flows or the discount rate, could result in materially different fair value estimates. For additional information on the contingent consideration, refer to Note 7, "Commitments and Contingencies."

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 4—Fair Value Measurements (Continued)

The Company's financial assets and liabilities, measured at fair value on a recurring basis, were as follows:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
Commercial paper	$1,999	$—	$1,999	$—
Corporate bonds	$11,688	$—	$11,688	$—
US government and agency securities	$9,577	$—	$9,577	$—
Contingent consideration(1)	$(500)	$—	$—	$(500)
As of December 31, 2014
Contingent consideration(1)	$(900)	$—	$—	$(900)
_______________________________________

(1)	As of September 30, 2015 and December 31, 2014, the balance was classified in accrued expenses on the consolidated balance sheets.

Note 5—Other Intangible Assets

The Company's other intangible assets were:

	Weighted Average Life (Years)	As of September 30, 2015			As of December 31, 2014
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8	$45,801	$(18,844)	$26,957	$45,801	$(14,525)	$31,276
Existing technology	6	18,483	(12,567)	5,916	18,483	(10,575)	7,908
Contractual rights	5	7,288	(2,129)	5,159	6,288	(1,299)	4,989
Patents	5	3,582	(1,452)	2,130	3,405	(1,233)	2,172
Tradenames	5	3,261	(2,042)	1,219	3,261	(1,581)	1,680
Trademarks	10	871	(403)	468	785	(357)	428
Non-compete	2	492	(442)	50	492	(402)	90
Total other intangible assets		$79,778	$(37,879)	$41,899	$78,515	$(29,972)	$48,543

Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$2,392	$2,200	$7,146	$6,497
Operating expenses	266	134	792	776
Total amortization of intangible assets	$2,658	$2,334	$7,938	$7,273

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 5—Other Intangible Assets (Continued)

The Company expects the future amortization of intangible assets held at September 30, 2015 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2015 (remaining 3 months)	$2,800
2016	10,487
2017	9,959
2018	8,116
2019	6,861
2020 and thereafter	3,676
Total	$41,899

Note 6—Accrued Expenses

Accrued expenses consisted of:

	As of September 30, 2015	As of December 31, 2014
Accrued payroll and related benefits	$8,832	$13,893
Contingent consideration	500	900
Other	4,301	1,968
Total accrued expenses	$13,633	$16,761

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

As of September 30, 2015, the Company had accrued $550 of payments due under certain contractual rights arrangements. Additionally, under these arrangements, the Company may be obligated to pay up to approximately $8,500 over an estimated period of five years if certain milestones are achieved.

Under the contingent consideration arrangement related to the Phorus acquisition, up to $1,000 could be due and payable at the end of 2015.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 8—Income Taxes

Income taxes for quarterly periods are computed using the estimated annual effective tax rate for the year along with discrete items identified in the quarter.

For the nine months ended September 30, 2015 and 2014, the Company's effective tax rate was approximately 79% and (93)%, respectively. The effective tax rate for 2015 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, offset by certain foreign earnings subject to lower tax rates, the federal tax deduction for domestic production activities and state research and development tax credits. The effective tax rate for 2014 differed from the US statutory rate primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 and the tax benefit associated with the effective settlement of a US federal tax audit for the years 2009 to 2011.

On July 27, 2015, in Altera Corp. v. Commissioner, the United States Tax Court (the "Tax Court") issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation in intercompany cost-sharing arrangements from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any adjustment as of September 30, 2015. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
As of September 30, 2015 and December 31, 2014, the Company's uncertain tax positions were $11,537 and $11,246, respectively, of which $9,146 and $9,194, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The increase was primarily due to uncertain tax positions relating to transfer pricing positions taken with respect to the Company's foreign subsidiaries and state research and development tax credits, offset by the settlement of a state tax audit. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. Any resolution of the Company's uncertain tax positions may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by the Internal Revenue Service (IRS) for years prior to 2012. The California Franchise Tax Board (FTB) has completed its state tax examination for the years 2009 and 2010, and the Company is no longer subject to audits prior to 2011. Significant judgment is required in determining the consolidated provision for income taxes as the Company considers each tax jurisdiction's taxable earnings and the impact of the tax audit process. The final outcome of tax audits by the IRS, the FTB or other state tax authorities, and various foreign tax authorities could differ materially from amounts reflected in the condensed consolidated financial statements.

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to the local tax authorities. For the three months ended September 30, 2015 and 2014, withholding taxes were $632 and $405, respectively. For the nine months ended September 30, 2015 and 2014, withholding taxes were $1,614 and $2,500, respectively. Withholding taxes were lower in 2015 year-to-date compared to 2014 due to the elimination of withholding on licensing revenue from Japan as a result of the one-time transfer of those intellectual property licensing rights from Ireland to the US.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 9—Stock-Based Compensation

On February 11, 2015, the Compensation Committee of the Company's Board of Directors (the "Committee") approved grants of 133 time-based vesting restricted stock units (the "2015 RSUs") and 99 performance-based restricted stock units (the "2015 PSUs") under the 2012 Equity Incentive Plan (the "2012 Plan"). The 2015 RSUs vest in four equal annual installments beginning on February 15, 2016. The 2015 PSUs vest in two equal installments upon achievement of certain internal performance goals, with one-half of the PSUs vesting on February 15, 2017 and the remaining PSUs vesting on February 15, 2018, in each case assuming the performance goals are achieved. The internal performance goals will be measured over a two year period ending December 31, 2016. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited.

The 2015 PSUs and 2015 RSUs are payable in cash or shares of common stock at the discretion of the Committee. However, if the Company's stockholders approved an addition of shares to the 2012 Plan's share reserve prior to December 31, 2015 that would, in the opinion of the Committee, be sufficient to settle the awards in shares of stock, then such awards would subsequently be settled in shares of common stock. As of March 31, 2015, the Company did not have sufficient shares under the 2012 Plan to settle the 2015 PSUs and 2015 RSUs in common stock and the awards were accounted for as liability awards. On May 14, 2015, the Company's stockholders approved an amendment to the 2012 Plan to increase the share reserve by 1,000 shares, which the Committee believes to be sufficient to settle such awards in stock. As such, the aggregate amount of compensation cost was remeasured on May 14, 2015 and the amounts previously recorded as liabilities for these awards were reclassified to additional paid-in-capital. As of September 30, 2015, the Company continued to account for the awards as equity awards.

Compensation expense for the PSUs is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals. Compensation expense will be adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals change. Compensation expense for both the PSUs and RSUs is recognized over the corresponding requisite service period. For the three months ended September 30, 2015, compensation expense for the 2015 PSUs and 2015 RSUs was $337 and $271, respectively. For the nine months ended September 30, 2015, compensation expense for the 2015 PSUs and 2015 RSUs was $842 and $678, respectively.

Considerable judgment is required in assessing the probability and estimated level of achievement of the performance goals. Accordingly, use of different assumptions or estimates could result in materially different compensation expense.

Note 10—Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of any outstanding stock options, unvested restricted stock, any unvested PSUs for which the performance conditions have been satisfied at the reporting date, and the Company's employee stock purchase plan (ESPP) using the treasury stock method. Due to the net loss for the three months ended September 30, 2015, all potential common shares were excluded from the diluted shares outstanding for this period.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 10—Net Income (Loss) Per Common Share (Continued)

The computation of basic and diluted net income (loss) per common share was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(2,802)	$3,869	$539	$25,195
Denominator:
Weighted average shares outstanding	17,255	17,126	17,431	17,149
Effect of dilutive securities:
Stock options	—	190	568	158
Restricted stock	—	87	159	67
ESPP	—	15	9	18
Weighted average diluted shares outstanding	17,255	17,418	18,167	17,392
Basic net income (loss) per common share	$(0.16)	$0.23	$0.03	$1.47
Diluted net income (loss) per common share	$(0.16)	$0.22	$0.03	$1.45
Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,779	2,717	535	2,918

Note 11—Common Stock Repurchases

In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 2015, the Company had repurchased 974 shares of common stock under this authorization for an aggregate of $26,642. All shares repurchased under these authorizations were accounted for as treasury stock.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 12—Subsequent Events

Acquisition of iBiquity

On October 1, 2015, the Company completed the acquisition of iBiquity Digital Corporation, a Delaware corporation (“iBiquity”), pursuant to the Agreement and Plan of Merger, dated August 31, 2015 (the “Merger Agreement”), by and among the Company; Wavelength Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”); iBiquity; the lenders’ representative; and the lenders named therein. Pursuant to the Merger Agreement, at the effective time, Merger Sub was merged with and into iBiquity, with iBiquity surviving as a wholly owned subsidiary of the Company (the “Merger”).

iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and new digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. The Company believes that this Merger will extend its strategy of delivering a personalized, immersive and compelling audio experience across the network-connected entertainment value chain, and will complement its existing suite of technology and content delivery solutions while enabling it to strengthen its position in the large automotive market.

At the effective time of the Merger, each share of common and preferred stock of iBiquity issued, outstanding and held in treasury was canceled and ceased to exist, and each holder of the common and preferred stock ceased to have any rights with respect thereto.

In connection with the Merger, the Company paid $172,000 in cash, which was financed with a combination of cash and cash equivalents and long-term debt, to acquire iBiquity on a cash-free, debt-free basis. This consideration is subject to certain working capital and other adjustments as set forth in the Merger Agreement.

The Merger will be accounted for under the acquisition method of accounting. The Company is currently in the process of determining the purchase price allocation and other required disclosures.

Credit Agreement

On October 1, 2015, in connection with the consummation of the Merger, the Company entered into a credit agreement (the “Credit Agreement”), by and among the Company, Wells Fargo Bank, National Association (“Wells Fargo”), Wells Fargo Securities, LLC, and other lenders referred to therein (collectively, the “Lenders”). The Credit Agreement provides the Company with (i) a $50,000 revolving line of credit (the “Revolver”), with a $2,500 sublimit for the issuance of standby and commercial letters of credit and a $10,000 sublimit for swingline loans; and (ii) a $125,000 secured term loan (the “Term Loan”). Subject to certain conditions set forth in the Credit Agreement, the Company may request additional term loans and/or increases to the Revolver in an aggregate principal amount up to $50,000.

In connection with the closing of the Credit Agreement, the Company borrowed $125,000 under the Term Loan and $35,000 under the Revolver. The proceeds of the Term Loan and Revolver were used on October 1, 2015, together with cash and cash equivalents, to (i) finance the Merger and (ii) repay the $25,000 of debt outstanding under the previous credit agreement with Wells Fargo, entered into on September 29, 2014. The Credit Agreement will also be used to finance ongoing working capital requirements and other general corporate purposes.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 12—Subsequent Events (Continued)

Amounts borrowed under the Credit Agreement will bear interest, at the option of the Company, at either (i) LIBOR plus an applicable margin ranging from 1.5% to 2.25% (the “LIBOR Option”); or (ii) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime commercial lending rate publicly announced by Wells Fargo or (c) the daily LIBOR for a one month interest period plus 1%, plus an applicable margin ranging from 0.50% to 1.25% (the “Base Rate Option”). Pursuant to the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the Revolver ranging from 0.25% to 0.45%. This commitment fee and applicable margin used for the interest rates under the LIBOR Option and Base Rate Option are calculated based on the level of the Company’s consolidated total leverage ratio, as defined in the Credit Agreement.

The Company’ ability to borrow amounts under the Credit Agreement is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that require the Company to maintain for each consecutive four fiscal quarter period (i) a maximum consolidated total leverage ratio and (ii) a minimum consolidated fixed charge coverage ratio, both of which are defined in the Credit Agreement. In addition, the Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, enter into mergers, acquisitions or other business combination transactions, incur additional indebtedness, grant liens and make certain other restricted payments. The Credit Agreement allows the Company to pay dividends on its stock provided that after giving effect to any such dividend, the Company is in compliance with the financial covenants set forth in the Credit Agreement, maintains certain leverage ratios provided in the Credit Agreement, maintains cash and cash equivalents of not less than $30,000 and has not undergone an event of default.

The Credit Agreement contains customary events of default. All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5,469 of the principal amount of the Term Loan will be due and payable in quarterly installments starting on March 31, 2016, with the remaining balance due and payable on October 1, 2020. Upon the occurrence and during the continuance of an event of default, the Lenders may declare all outstanding amounts under the Revolver and the Term Loan immediately due and payable, and may terminate commitments to make any additional advances thereunder.

In connection with the Credit Agreement, the Company and certain of its US subsidiaries entered into a collateral agreement dated as of October 1, 2015 with Wells Fargo as administrative agent for the Lenders pursuant to which the Company and certain of its US subsidiaries granted the Lenders a first priority perfected security interest in (i) 100% of the equity interests of certain current and future domestic subsidiaries, (ii) up to 65% of the voting equity interests and 100% of the non-voting equity interests of certain current and future foreign subsidiaries, (iii) all their respective current and later acquired tangible and intangible assets, and (iv) all products, profits and proceeds of the foregoing.

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

Acquisition of iBiquity

On October 1, 2015, we completed the acquisition of iBiquity Digital Corporation, a Delaware corporation (“iBiquity”), pursuant to the Agreement and Plan of Merger, dated August 31, 2015 (the “Merger Agreement”), by and among us; Wavelength Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (the “Merger Sub”); iBiquity; the lenders’ representative; and the lenders named therein. Pursuant to the Merger Agreement, at the effective time, Merger Sub was merged with and into iBiquity, with iBiquity surviving as our wholly owned subsidiary (the “Merger”).

In connection with the Merger, we paid $172.0 million in cash, which was financed with a combination of cash and cash equivalents and long-term debt, to acquire iBiquity on a cash-free, debt-free basis. This consideration is subject to certain working capital and other adjustments as set forth in the Merger Agreement.

iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and new digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that this Merger will extend our strategy of delivering a personalized, immersive and compelling audio experience across the network-connected entertainment value chain, and will complement our existing suite of technology and content delivery solutions while enabling us to strengthen our position in the large automotive market.

All discussions and amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations exclude iBiquity, unless otherwise noted.

Executive Summary

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

We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into tens of thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including Alibaba, CinemaNow, M-GO, Starz, Encore and Paramount Pictures. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Amazon Web Services, NexStreaming, Deluxe Digital Distribution and CastLabs.

One of the largest challenges we face is the growing consumer trend toward open platform, online entertainment consumption and the need to constantly and rapidly evolve our technologies to address the emerging consumer electronics markets. We believe that although the trend has begun, a complete transition to such open platform, online entertainment will take many years. Further, we believe that this trend demands that playback devices be capable of processing content originating in any form, whether optical disc based or online, which creates a substantial opportunity for our technologies to extend into network-connected products. During the transition period, we expect that optical disc based media will continue to contribute meaningfully to our revenues, while online entertainment formats will continue to grow and thrive.

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

Results of Operations

Revenue

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended September 30,	$30,673	$35,676	$(5,003)	(14)%
Nine months ended September 30,	$99,036	$108,700	$(9,664)	(9)%

Revenue for the three months ended September 30, 2015 and 2014 included $1.1 million and $3.2 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenue for the nine months ended September 30, 2015 and 2014 included $3.7 million and $10.7 million, respectively, of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Excluding the impact of royalty recoveries, revenues decreased primarily due to decreased royalties from network-connected markets, which in dollar terms, were down 13%. Network-connected royalties comprised over 50% of revenues for both periods. The decrease in royalties from network-connected markets was primarily driven by decreased royalties from TVs, partly due to the timing of a customer's transition to a minimum guarantee arrangement in the third quarter of 2014 which increased revenue in this market for that period. Additionally, total revenues were impacted by decreased royalties from the Blu-ray market, which in dollar terms, were down 15%. The decrease was primarily due to decreased royalties for standalone players, as consumers transition to network-connected devices.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Excluding royalty recoveries, revenues decreased primarily due to decreased royalties from Blu-ray markets, which, in dollar terms, were down 15%. The decrease was primarily due to decreased royalties for standalone players, as consumers transition to network-connected devices. This decrease was partially offset by increased royalties from network-connected markets, which in dollar terms were up 3%, and comprised over 50% of revenues in 2015. The increase in royalties from network-connected markets was primarily driven by increased royalties from TVs. We expect to see growth from the network-connected markets in the future as we expand our footprint in terms of both products and geographies served.

Gross Profit

	2015	%	2014	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended September 30,	$27,971	91%	$32,374	91%	—%
Nine months ended September 30,	$90,807	92%	$100,607	93%	(1)%

The decrease in our gross profit margin for the nine month period was driven primarily by an increase in amortization expense due to additions to intangible assets.

Selling, General and Administrative (SG&A)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended September 30,	$21,348	$18,712	$2,636	14%
% of Revenue	70%	52%
Nine months ended September 30,	$59,317	$60,013	$(696)	(1)%
% of Revenue	60%	55%

The increase in SG&A for the three month period was primarily due to professional services costs related to our recent acquisition of iBiquity and promotion and brand marketing related activities. The dollar decrease for the nine month period was primarily due to decreases in employee related costs, which consisted of lower estimated expense for incentive compensation, partially offset by increased professional services costs related to our acquisition of iBiquity on October 1, 2015.

Due to the iBiquity acquisition, we expect dollars spent on SG&A for 2015 to be higher than the full year 2014.

Research and Development (R&D)

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended September 30,	$9,320	$9,092	$228	3%
% of Revenue	30%	25%
Nine months ended September 30,	$28,559	$27,098	$1,461	5%
% of Revenue	29%	25%

The increase in R&D for both periods was primarily driven by an increase in employee related costs, partly due to increased headcount resulting from our acquisition of Manzanita Systems, Inc. in August 2014, which was partially offset by lower estimated expense for incentive compensation.

Due to the iBiquity acquisition, we expect dollars spent on R&D for 2015 to be higher than the full year 2014.

Interest and Other Expense, Net

			Change
	2015	2014	$	%
	($ in thousands)
Three months ended September 30,	$(173)	$(149)	$(24)	(16)%
Nine months ended September 30,	$(792)	$(132)	$(660)	(500)%

Interest and other expense, net, for the nine month period increased primarily due to a gain from the sale of certain other assets in the second quarter of 2014.

Income Taxes

	2015	2014
	($ in thousands)
Nine months ended September 30,	$2,000	$(12,131)
Effective tax rate	79%	(93)%

Our quarterly effective tax rates are based in part upon projections of our annual pre-tax results. The tax rate for 2015 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, offset by certain foreign earnings subject to lower tax rates, the federal tax deduction for domestic production activities and state research and development tax credits. The tax rate for 2014 differed from the US statutory rate primarily due to a net tax benefit associated with a special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 and the tax benefit associated with the effective settlement of a US federal tax audit for the years 2009 to 2011.

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $95.6 million, compared to $99.4 million at December 31, 2014. As of September 30, 2015, $41.9 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations. We did not repatriate any funds from our foreign subsidiaries to fund the iBiquity acquisition on October 1, 2015.

Net cash provided by operating activities was $14.0 million and $25.8 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flows from operating activities are primarily impacted by net income adjusted for certain non-cash items and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were also impacted by the timing of cash receipts for receivables, including receipts under certain large minimum guarantee arrangements, and the timing of payments related to certain liabilities.

We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as US government and agency securities. Net cash used in investing activities totaled $28.0 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. The 2015 investing cash flows were primarily driven by purchases of investments, partially offset by maturities and sales of investments. The 2014 investing cash flows were primarily driven by cash paid for business acquisitions and purchases of property and equipment and intangible assets, partially offset by the sale of certain other assets.

Net cash used in financing activities was $13.1 million for the nine months ended September 30, 2015, which primarily resulted from purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans and related tax benefits. Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2014, which was primarily the result of purchases of treasury stock.

Credit Facility

As of September 30, 2015, $25.0 million was outstanding under the previous credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") entered into on September 29, 2014 (the "Prior Credit Agreement").

On October 1, 2015, we entered into a new credit agreement, by and among us, Wells Fargo, Wells Fargo Securities, LLC, and other lenders referred to therein (the "Credit Agreement"). The Credit Agreement provides us with (i) a $50.0 million revolving line of credit (the "Revolver"), with a $2.5 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans; and (ii) a $125.0 million secured term loan (the "Term Loan"). Subject to certain conditions set forth in the Credit Agreement, we may request additional term loans and/or increases to the Revolver in an aggregate principal amount up to $50.0 million.

In connection with the closing of the Credit Agreement, we borrowed $125.0 million under the Term Loan and $35.0 million under the Revolver. The proceeds of the Term Loan and Revolver were used on October 1, 2015, together with cash and cash equivalents, to (i) finance the Merger and (ii) repay the $25.0 million of debt outstanding under the Prior Credit Agreement. The Credit Agreement will also be used to finance ongoing working capital requirements and other general corporate purposes.

All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5.5 million of the principal amount of the Term Loan will be due and payable in quarterly installments starting on March 31, 2016, with the remaining balance due and payable on October 1, 2020.

We anticipate that repayment of the Credit Agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the nine months ended September 30, 2015, we were in compliance with all loan covenants.

Common Stock Repurchases

In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2015, we had repurchased 1.0 million shares under this authorization for an aggregate of $26.6 million. All shares repurchased under this authorization were accounted for as treasury stock.

Contingent Consideration

Under the contingent consideration arrangement related to the Phorus acquisition, we may be required to pay up to $1.0 million subject to the achievement of certain milestones. For additional information, refer to Note 4 and Note 7, "Fair Value Measurements" and "Commitments and Contingencies," respectively.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2014. As of September 30, 2015, our total amount of unrecognized tax benefits was $11.5 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

As of September 30, 2015, we had accrued $0.6 million of payments due under certain contractual rights arrangements. Additionally, under these arrangements, we may be obligated to pay up to approximately $8.5 million over an estimated period of five years if certain milestones are achieved.

On August 31, 2015, we entered into the Merger Agreement to acquire iBiquity and the Merger was completed on October 1, 2015. For additional information, refer to Note 12, "Subsequent Events."

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

Recently Issued Accounting Standards

Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. There have been no material changes in our market risks during the quarter ended September 30, 2015.

Interest Rate Risk

Our interest rate risk relates primarily to interest income from investments and interest expense on our debt. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term marketable securities, US government securities and corporate bonds. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2015. As of September 30, 2015, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $1.0 million on our income (loss) before income taxes. As of September 30, 2015, a one percentage point change in interest rates on our debt throughout a one-year period would have an immaterial annual effect on our condensed consolidated statement of operations.

Exchange Rate Risk

During the nine months ended September 30, 2015, we derived over 80% of our revenues from sales outside the US, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 1% of total revenues during the nine months ended September 30, 2015. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $17.7 million for the nine months ended September 30, 2015. Based on the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2015, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

Other than as described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of our current and potential competitors may enjoy substantial competitive advantages, including:

•	greater name recognition;

•	a longer operating history;

•	a greater global footprint and presence;

•	more developed distribution channels and deeper relationships with our common customer base

•	a more extensive customer base;

•	digital technologies that provide features that ours do not;

•	broader product and service offerings;

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

We consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current technologies, products and services, or expand the breadth of our markets. While we have acquired a number of businesses in the past, each business is unique, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition or investment. Future success depends, in part, upon our ability to manage an expanded business, which could pose substantial challenges for management. Acquisitions and strategic investments involve numerous risks and potential difficulties, including:

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

As a result of a combination of organic growth and growth through acquisitions, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend in part upon the ability of our management team to manage any growth effectively, requiring our management to:

•	recruit, hire, and train additional personnel;

•	implement and improve our operational and financial systems, procedures, and controls;

•	maintain our cost structure at an appropriate level based on the revenues we forecast and generate

•	manage multiple concurrent development projects; and

•	manage operations in multiple time zones with different cultures and languages.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the US. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties, we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or material errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Stock Market, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, which could materially and adversely affect the market price of our common stock.

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

We market and sell our technologies, products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. As a key component of our business strategy, we intend to expand our international sales and customer support. During the nine months ended September 30, 2015, over 80% of our revenues were derived internationally. We face numerous risks in doing business outside the US, including:

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

We are subject to income taxes in both the US and in foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules, such as expiration of tax credits, may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions would result in additional tax expense. In addition, there have been proposals to change US and foreign tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. For example, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the US, has recommended revisions to certain corporate tax, transfer pricing, and tax treaty provisions. These revisions, if adopted by various countries, could increase our income taxes and adversely affect our provision for income taxes. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our income tax expense, net income and cash flows.

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

We entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) in September 2014, which provided us with a $25.0 million secured revolving line of credit and a $25.0 million secured term loan. As of September 30, 2015, we had $20.0 million outstanding under the term loan and $5.0 million under the revolving line of credit. In October 2015, we entered into a new credit agreement with Wells Fargo and other lenders, which provides us with a $50.0 million secured revolving line of credit and a $125.0 million secured term loan. In connection with the closing of this credit agreement, we repaid the $25.0 million of debt outstanding under the previous credit agreement with Wells Fargo.

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

The terms of our indebtedness include certain reporting and financial covenants, as well as other covenants, that, among other things, may restrict our ability to: dispose of certain assets, enter into merges, acquisitions or other business combination transactions, incur additional indebtedness, grant liens and make certain other restricted payments. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in the lenders increasing the interest rate as of the date of default or accelerating the maturity of our indebtedness. If the maturity is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and such acceleration would adversely affect our business and financial condition. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets and therefore, if we are unable to repay such indebtedness, the lenders could foreclose on these assets, which would adversely affect our ability to operate our business.

The interest rate on our debt is variable and fluctuates based upon changes in various underlying interest rates and other factors. An adverse change in interest rates could have a material adverse effect on our results of operations and cash flows. We do not currently engage in interest rate hedging activities to limit the risk of interest rate fluctuations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended September 30, 2015, and 1,025,800 shares remained available for repurchase under this authorization.

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

DTS, Inc.

Date:	November 9, 2015	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)

Date:	November 9, 2015	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, by and among DTS, Inc., Wavelength Acquisition Corp., iBiquity Digital Corporation, the lenders' representative and the lenders named therein		8-K	000-50335-151090068	9/2/2015
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
10.1*	Amendment Number 1 to the DTS, Inc. 2014 New Employee Incentive Plan		S-8	333-206283-151041722	8/10/2015
10.2	Credit Agreement, dated October 1, 2015, by and among DTS, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders referred to therein		8-K	000-50335-151149188	10/7/2015
10.3	Collateral Agreement, dated October 1, 2015, by and among DTS, Inc., and each other guarantor thereunder and Wells Fargo Bank, National Association		8-K	000-50335-151149188	10/7/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________________________

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