Form 10-K
period 2015-12-31
DTS, INC.
filed 2016-03-07
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission File Number 000-50335
_________________________________________________

DTS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0467655 (I.R.S. Employer Identification Number)
5220 Las Virgenes Road Calabasas, California 91302 (Address, including zip code, of Registrant's principal executive offices)

Registrant's telephone number, including area code: (818) 436-1000
_________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015 was approximately $390,765,542 (based upon the closing price of shares of the registrant's Common Stock as reported on the Nasdaq Global Select Market for that date). Shares of Common Stock held by each officer and director have been excluded as such persons may be deemed affiliates. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

As of February 29, 2016, 17,486,826 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof within 120 days of the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Report, to the extent not set forth herein.

DTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

PART I

References to "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries, including, except as otherwise stated, iBiquity Digital Corporation ("iBiquity") and its subsidiaries, which we acquired on October 1, 2015. Unless otherwise stated, the financial results for 2015 include iBiquity from the date of acquisition through December 31, 2015.

Item 1. Business
COMPANY OVERVIEW
We are a premier audio technology solutions provider for high‑definition entertainment experiences. Our mission is to make the world sound better — anytime, anywhere, on any device. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high‑definition audio and are incorporated by hundreds of licensee customers around the world into an array of consumer electronics devices, including televisions (TVs), personal computers (PCs), smartphones, tablets, automotive audio systems, digital media players (DMPs), set‑top‑boxes (STBs), soundbars, wireless speakers, video game consoles, Blu‑ray Disc players, audio/video receivers (AVRs), DVD‑based products, and home theater systems.
Sound, long known to be a powerful driver of people’s emotional connection to content such as movies, music and games, is emerging as an important product differentiator for a rapidly growing range of consumer electronics devices — especially mobile, small-screen devices — as consumers are using these devices to watch and listen to more entertainment than ever before. After years of focus on video quality and usability features, industry professionals and consumers alike are realizing that sound is the next frontier in the technical advancement of the high‑definition entertainment experience. Simply put, sound changes the way we see.
We believe that we have industry leading end‑to‑end audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. Additionally, we provide products and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS‑encoded audio within their content.
We are dedicated to making the world sound better, one device at a time, because sound matters. Our goal is to be an essential ingredient in engaging, dynamic and realistic entertainment experiences by incorporating our technology into every connected device that plays or delivers high‑definition entertainment.

As a premier audio solutions provider to the entertainment industry, our history of innovation has spanned more than 20 years across multiple markets, with the total available market size increasing over time:
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
On Blu‑ray. We believe the significant growth of our technology licensing business and our position as the quality leader in home theater products led to us attaining a mandatory position in the Blu‑ray standard in 2004, which in turn led us to exit our cinema business in 2008. We believe our mandatory position in the Blu‑ray standard remains important for our business, as it firmly establishes us as a premier audio solutions provider for high‑definition entertainment on optical disc based media.
On Network Connected Devices. Cloud‑based entertainment delivery has grown very rapidly. As content providers and consumer electronics manufacturers seek to deliver a premium audio experience for digital entertainment, we believe this category will drive the majority of our growth for many years to come. Over the past few years, we have significantly broadened our market reach with new customers in the network‑connected markets, as the trend toward network‑connected devices and commercial digital download and streaming of content continues to gain momentum. We are partnering with a growing number of cloud‑based content providers to supply consumers with clear, compelling high‑definition sound, despite the bandwidth limitations of online and cellular networks and the physical limitations of devices with smaller speakers.
Acquisition of iBiquity
On October 1, 2015, we acquired iBiquity Digital Corporation (“iBiquity”), extending DTS’ mission to deliver high quality immersive and compelling entertainment experiences. iBiquity is the exclusive developer and licensor of HD RadioTM technology, the only FCC-approved method for upgrading AM/FM broadcasting from analog to digital. iBiquity’s partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that the solutions acquired from iBiquity will complement our existing suite of high definition audio technologies and will enable us to strengthen our position in the large automotive market.
To date, DTS has entered into licensing agreements with substantially all of the world’s major consumer electronics manufacturers. We also license our technology to substantially all relevant integrated circuit (IC) manufacturers. As a result, our technology, trademarks, copyrights and know‑how have been incorporated into billions of consumer electronics products worldwide.
INDUSTRY BACKGROUND
Over the past 20 years, the entertainment industry has evolved to take advantage of many technical trends and innovations, including the transition from analog to digital content, growth in broadband speed and subscriber base, an increase in the types of devices supporting content playback, and the transition from physical media to network delivery via streaming and downloading. The mobilization of content consumption allows for entertainment on the go — anytime, anywhere, on any device.
Shift to Network and Cloud‑Based Content
Movie, music and other content was historically purchased and consumed primarily via optical disc based media, such as Blu‑ray Disc, DVD, and CD. Beginning in 2004, as consumers’ demand for high‑definition entertainment grew, Blu‑ray emerged as the newest form of optical disc based media. Given our mandatory position in this standard, Blu‑ray Disc players, including stand‑alone players and game consoles, continue to contribute meaningfully to our revenues.
With the growth of PC and mobile usage over the last decade, the shift to network and cloud‑based content acquisition continues to occur, including the trend toward complete movie and music downloading and streaming services. Furthermore, in this age of convenience, devices are becoming thinner, smaller and more portable than previous models, but as a result, sound quality is commonly sacrificed due to physical limitations. While the smaller, sleeker forms of these devices meet the demand for style or portability, consumers understand that sound matters, and are increasingly demanding a higher quality audio experience from these sophisticated devices. According to the 2014 “State of Play” report by CSR (the “CSR Report”), a resounding 82% of consumers describe sound quality as critical when selecting a product, and 70% of consumers are prepared to pay more for better sound quality. Additionally, according to a 2015 High Resolution Audio Study by the Consumer Electronics Association, 40% of consumers say they are specifically familiar with high resolution audio, showing that the market is increasingly becoming more aware and learning about advanced audio technologies.
In addition, consumer demand for multi‑screen playback of content is increasing. As the network connected space continues to expand, consumers now more than ever expect to purchase content once and be able to enjoy such content on all of their devices.
We are recognized as a premier audio solutions provider for high‑definition entertainment, and as cloud‑based service providers look to expand and differentiate their media offerings to multi‑screen platforms, such as tablets and smartphones, we are in the unique position to help them deliver high‑quality content and new entertainment experiences to consumers across multiple devices.
Wireless Audio Playback
As a result of increased connectivity, portability, and the growing popularity of streaming music services, wireless speakers and multi‑room audio products are experiencing rapid growth and are forecasted to continue to grow for years to come. Wireless audio devices use common wireless audio networking technologies, such as those available under the trademarks Bluetooth, Wi‑Fi, Airplay and DLNA, for the wireless streaming of music from audio enabled devices to wireless output systems. In particular, Wi-Fi enables wireless transmissions that can now match the sound quality of direct wire connections, wireless speakers are gaining popularity with consumers. According to the CSR Report, 68% of respondents would like to see speakers in every room of their home, and two thirds of respondents said it would frustrate them if they could not easily link up their smartphone, PC or TV to their home audio system or speakers.

Object‑Based Audio
The industry is in the early stages of shifting away from purely channel‑based audio (stereo, 5.1, 7.1, etc.) to object‑based audio, also referred to as “3D audio” or “immersive audio.” Development of object‑based audio begins at the time of creation of an audio mix where the artist no longer specifies what mix of sounds comes from each speaker, but tells the system where, in space, certain sounds, or "audio objects" should come from in three dimensional space, regardless of speaker positions. When the object‑audio is played back, it is rendered in space adapted to the speakers available in the playback environment resulting in a more accurate and consistent spatial representation. Object‑based audio is typically used in conjunction with a channel‑based audio layer to produce truly immersive entertainment experiences.
In addition to the spatial benefits, object based audio provides the ability for each individual audio element to be selected and adjusted by the consumer. This provides a new era of personalization and localization previously unavailable in channel-based audio formats.
We believe this area provides a tremendous opportunity to sustain and extend our codec licensing business, while providing opportunities for new business as our solutions in this space offer a true next‑generation, immersive audio experience.
In summary, the proliferation of connected devices, cloud‑based content, wireless audio, and the trend towards next‑generation audio creates significant opportunities for the deployment of our solutions to deliver high‑definition entertainment.
DTS VALUE DRIVERS
To achieve our goal of making the world sound better, our business focus is on several key value drivers, which include:

•	Developing and bringing to market a strong pipeline of innovative audio technology solutions

•	Driving the proliferation of DTS-encoded content

•	Actively participating in standards relevant to the audio industry

•	Investing in and broadening the IC footprint that supports the inclusion of our technologies

•	Elevating the DTS brand among consumers
Innovative Audio Technology Solutions
End‑to‑End Audio Solutions
At DTS, we combine various technologies and capabilities into what we call “solutions,” each designed to address the needs of a particular product, market, or consumer use case and tuned for optimum performance by our technical teams. Our portfolio of advanced audio solutions addresses a broad spectrum of product applications within the markets that we have targeted. Our solutions typically combine several technologies, frequently including both codec and audio processing capabilities, to deliver a comprehensive, easy to deploy package for the enhancement of a product’s audio performance. Through the combination of leading edge audio codecs and an unsurpassed portfolio of audio processing technologies, coupled with our device tuning “know how,” we are uniquely positioned to fulfill our vision of making the world sound better.
We have a complete range of end‑to‑end audio solutions — from ingest, through distribution and onto playback — and we continue to expand our offerings through ongoing research and development, targeted acquisitions, and strategic partnerships with IC and consumer electronics manufacturers, content creators and providers, and others within the digital media ecosystem.

Our solution offerings are tailored specifically for each market. Examples of the range of technologies available for major markets include:

DTS- *HD* Master Audio
DTS:X
HOME THEATER
DTS-*HD*
DTS Play-Fi
SPEAKERS AND SOUNDBARS
DTS Sound
DTS Studio Sound
DTS Play-Fi
PERSONAL COMPUTERS
DTS- *HD*
DTS-*HD* Premium Sound
DTS TruSurround
TV
dts®
LISTEN
DTS- *HD*
BLU-RAY
DTS- *HD*
DTS Sound
DTS Headphone:X
MOBILE
DTS- *HD* Master Audio
DTS Neural Surround
HD Radio
AUTOMOTIVE

DTS‑HD® is our core surround sound audio decoder offering high quality audio output for disc and for streaming cloud-based content.

DTS‑HD® Master Audio is our advanced surround sound decoder that utilizes variable bit‑rate technology to deliver ultimate audio quality while conserving file size and bandwidth, allowing for an uncompromised audio experience.

DTS Sound™ is a tailored, entry level suite of components from both our spatial processing and loudness and dynamics portfolio of technologies that provides a value audio enhancement offering.

DTS Studio Sound™ is our premium audio processing offering that includes a number of our latest sound processing features. Our customers can use this suite to create the ultimate in sound quality.

DTS‑HD® Premium Sound couples our DTS Sound or DTS Studio Sound offerings with our DTS‑HD surround sound decoder to provide best in class solutions.

DTS TruSurround® is an audio processing technology delivering surround sound over multi‑channel configurations, offering rich bass, dialog clarity and high frequency definition.

DTS Neural Surround™ offers seamless conversion between stereo and surround sound audio, enabling stereo and surround audio to be presented in a consistent, rich surround environment.

DTS Headphone:X® includes our integrated surround headphone technology and DTS‑HD surround sound decoder, coupled with user‑driven, headphone specific tuning and personalization features for output over headphones and earbuds.

DTS Play‑Fi® allows the synchronized streaming of music directly from a mobile device or PC over a standard Wi‑Fi network to anywhere the Wi-Fi reaches. Play‑Fi is currently available for mobile devices that use the Android, Kindle Fire or iOS operating systems, as well as the Windows PC platform.

DTS:X™ is our state of the art object‑based audio format designed for bringing enhanced realism through more accurate spatial rendering, height audio elements, and customizations that adapt to any speaker layout.

HD RadioTM technology converts AM/FM radio from analog to digital, creating significant benefits to all participants in the radio broadcasting ecosystem. Radio listeners enjoy upgraded audio quality, expanded content choices and new digital services.

DTS Headphone:X — Immersive Audio Anywhere
The rapid growth of smartphones, tablets, PCs and gaming devices for entertainment consumption led to subsequent growth in headphones and earbuds. We believe the introduction of DTS Headphone:X audio processing technology in 2013 raised the bar for immersive, realistic, high-definition audio, allowing listeners to turn an ordinary pair of headphones or earbuds into a personal surround sound system.
For the listener who wants the best quality audio for mobile, television and media systems, we believe this technology provides an unmatched, immersive listening experience, custom-tuned for the individual.
DTS Headphone:X technology features our world-class codec and unique post-processing along with a wide array of customization options. These include ultra-realistic room virtualizations, a comprehensive headphone library and user personalization.
Everyone's hearing experience is unique. Aside from sensitivity to different tones, pitches and intensity levels of sounds, the physical differences in the size and shape of people's heads and ears also affects how sounds are perceived. With our Headphone:X technology, sound is heard from above, beside and in front of the listener — through headphones. Listening through headphones also normally results in experiencing sound as if it’s “inside” our head. DTS Headphone:X technology virtualizes and externalizes audio, creating a more natural, listening experience.
In addition to solving the problem of delivering an enhanced audio experience over any type of headphones, we have collaborated with a number of headphone partners and in 2016 will launch a database that includes optimal tuning profiles for more than 450 of the most popular makes and models of headphones. This means listeners will be able to select and apply a custom filter designed to optimize the specific headphones they use.
Consumers can further personalize their listening experience by creating a sonic profile for use with any content, everywhere they go. Product manufacturers can also leverage this feature to create signature tuning for their products. This adds a unique value proposition for manufacturers and an unparalleled listening experience for consumers.
For the best sounding audio across all devices, from smartphones and tablets to PCs and TVs, we believe our Headphone:X solution provides an immersive listening experience no matter where the content is consumed.

DTS Play‑Fi — Hi‑Fi over Wi‑Fi
Our Play‑Fi solution targets the booming wireless audio space. Our wireless streaming technology allows Wi‑Fi enabled sources, such as PCs, smartphones, and tablets, to stream uncompressed audio to Play‑Fi enabled products, such as speakers, soundbars, TVs, and home theater systems.
Importantly, DTS Play‑Fi enables the synchronized streaming of music to multiple speakers directly from a smartphone, tablet, PC or other Play‑Fi enabled device over a standard Wi‑Fi network to anywhere the Wi‑Fi reaches. Play‑Fi leverages Wi‑Fi’s extensive range and capacity to stream audio with bit‑for‑bit accuracy for a higher quality audio experience. This solution allows the consumer to play music uninterrupted without the various alerts that plague Bluetooth audio playback, while still being able to use the mobile device for calls, text messages, internet, etc. In addition, Play‑Fi provides seamless multi‑room, multi‑zone audio synchronization, again utilizing standard Wi‑Fi capabilities that are built into most mobile devices and any home with Wi-Fi. With two or more Play‑Fi enabled‑speakers in a home, a consumer has the option to play different content in different rooms or the same content throughout the house.
Currently, the Play‑Fi app is available for mobile devices that use the Android, Kindle Fire or iOS operating systems and is also available for the Windows PC platform. Play‑Fi enabled speakers, soundbars and AVRs are available online and at retailers through a variety of brands, including Definitive Technology, Martin Logan, Paradigm, Phorus and Wren, with products coming in 2016 from Arcam, Anthem, Klipsch, McIntosh and Rotel. Most importantly, all Play-Fi products from all brands are interoperable offering consumers more choices than competing platforms. The technology enables audio streaming from the world's most popular music services, including Spotify, Amazon Prime Music, iHeart Radio, Pandora, Rhapsody, SiriusXM and Tidal, as well as thousands of internet radio stations and listeners' personal music libraries on any supported product.
Combined, Headphone:X and Play‑Fi are designed to make a uniquely compelling use case for the modern connected lifestyle. Historically, making the connection between mobile and whole‑home entertainment has been challenging, due to physical connections, wires, or less‑than‑ideal point‑to‑point streaming that has limited consumer enjoyment and expectations for what the home audio experience could be. Today’s consumers frequently listen to their favorite music and music services on mobile devices through their favorite pair of headphones or earbuds, and when they get home, they typically want to remove the headphones or earbuds and listen to their music out loud. With our Headphone:X and Play‑Fi technologies, consumers can walk into their house, disconnect their headphones or earbuds, and seamlessly send their audio entertainment throughout the home wirelessly over their existing Wi‑Fi network. We believe this is how consumers want to enjoy their entertainment today, and our technologies represent unique, integrated solutions capable of providing this end‑to‑end capability.
DTS:X — Object-Based Audio
Looking beyond today’s channel‑based audio paradigm is DTS:X, our next-generation object‑based audio format designed for consumer delivery. The DTS:X audio decoder enables AVR, soundbar, TV and mobile manufacturers to bring the advanced features of object‑based audio to the consumer market, and gives content creators a new approach for the creation of ever more compelling soundtracks.
In addition to rendering object‑based audio content, DTS:X supports complete compatibility for playback of DTS channel based content, providing the best audio experience from any content encoded in DTS audio.
The benefits of DTS:X include:

•	Environmentally compensated audio rendering which allows consumers to hear audio directionality and dimensionality with more precision than ever before.

•	Object control that enables consumers to interact with key objects within the audio mix and adjust them to their preference.

•
3-dimensional upmixing using Neural:X that allows any channel based content, be it stereo, 5.1 or 7.1 to be spatially remapped to speaker layouts which include height. Not only does Neural:X bring benefit to home markets, it also provides benefits to the automotive market and can be bundled with HD Radio technology to enhance the automotive listening experience.

HD Radio Technology
HD Radio technology is the only digital broadcast system approved by the FCC for AM/FM radio in the US. Acquired from iBiquity, HD Radio technology is a state-of-the-art technology that enables AM/FM broadcasters to upgrade to digital broadcasting to remain viable and competitive in the digital age. HD Radio technology delivers to listeners a premium radio listening experience, all via local broadcasting and without any subscription fees. The patented technology provides crystal-clear digital sound, new digital-only multicast channels, static song and artist titles, visual images broadcasted with audio content, and subscription-free traffic and data information sent directly to a vehicle’s radio or navigation system. More than 2,300 radio stations have upgraded to HD Radio technology, including 98 of the top 100 stations in the top 10 US markets. Today, all major automakers servicing the US market offer HD Radio technology in their vehicle model lineups.
In summary, we have a complete range of advanced audio solutions, including leading edge audio codecs, audio processing technologies, industry leading wireless speaker playback technology, and forward‑thinking object‑based audio. Our advanced audio solutions are specifically engineered to meet the unique needs of the markets we support, and we believe that our unsurpassed, industry‑leading portfolio of solutions uniquely positions us to drive meaningful growth going forward.
Intellectual Property
We have developed and maintain a sizeable library of copyrighted technologies and other technical materials, both printed and digitized, as well as numerous trade secrets. We also have many individual patent families resulting in hundreds of individual patents and patent applications throughout the world.
As a provider of high‑definition audio technologies to markets worldwide, we believe it is extremely important to protect our technology through the use of copyrights, trademarks, patents, and trade secrets in many countries. We have targeted our intellectual property coverage to provide protection in the major manufacturing and commercial markets of the world.

Our audio solutions are proprietary technology to which we retain the copyrights. Accordingly, copyrights are an important component of our intellectual property.
Our trademarks consist of many individual word marks, logos and slogans registered and in use throughout the world. The marks cover our various products, technologies, improvements and features as well as services we provide. Our trademarks are an integral part of our licensing program and, generally, are required to be used on licensed products to identify the source of the technology in the device, to provide greater consumer awareness and to advance the sales of the licensed products bearing the trademarks. In addition to over one hundred trademark registrations, we also have numerous trademark applications pending worldwide, with additional marks in the pre‑application phase.
Our general practice is to file patent applications for our technology in the US and various foreign countries where our customers manufacture, distribute or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. Most of the patents in our portfolio have an average life of 20 years from their date of filing, with expiration dates ranging from 2016 to 2034. We have multiple patents covering unique aspects and improvements for many of our technologies. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position or our ability to generate licensing revenues.
Presence in Content
The proliferation of connected devices that can support streaming and downloadable content has made presence within the digital ecosystem increasingly important, as the availability of DTS‑enabled content helps drive consumer demand for electronics that support DTS technologies. We have focused our efforts in this area, working with various content partners to help drive the expansion of our presence across the digital ecosystem.
Content Delivery Ecosystem
Adding advanced audio technologies to an existing or new content delivery network requires multifaceted back‑end integrations across numerous technology partners. Unlike the optical disc based media distribution business, where only a few parties are involved in the replication and distribution of a disc, the digital content delivery ecosystem can be vast — involving dozens of interrelationships to get entertainment content from the creator to the ultimate consumer. We have spent years developing relationships throughout the ecosystem, and we believe we are now well positioned with relevant industry partners to make DTS‑encoded, high‑definition content more readily available.
With the increasing popularity of network‑connectivity, the fundamental structure of the content ecosystem has now changed to focus not only on accessibility and ease‑of‑use, but also on higher quality audio and video. This change significantly expands the market for digital media format technologies, such as those provided by DTS.
Connected devices with varying content delivery requirements necessitate production tools capable of delivering high volumes of digital content files in multiple formats. We have spent several years bolstering our production tools, which include multiplexers, transcoders and automated quality control tools.
All major North American motion picture studios use the DTS‑HD Master Audio Suite, a production tool that has allowed DTS to secure the primary audio tracks on the majority of Blu‑ray Disc titles. As content delivery has moved beyond optical disc based media, consumers of production tools now include online services and broadcast facilities. We have provided our digital sound encoding tools to many of the leading home video and music content providers and professional audio facilities, enabling them to create high‑definition DTS‑enabled content. To date, tens of thousands of Blu‑ray Disc and DVD titles have been produced with DTS high‑definition audio tracks.
Additionally, broadcast content is critical to the success of our recent acquisition, iBiquity. Working in close cooperation with the nation’s leading AM/FM broadcasters, the HD Radio team has built a pervasive broadcast infrastructure. Over 2,300 US radio stations serving over 90% of the population have upgraded to HD Radio technology. These stations cover all of the top 150 radio markets, and HD Radio signals are now available on 98 of the top 100 stations across the top 10 cities. Stations accounting for 74% of all radio listenership in the US now broadcast digitally. Additionally, there are over 1,700 new HD2, HD3 and HD4 digital stations providing diverse new content in pure digital quality.
As the transition to digital content delivery accelerates, we continue to pursue strategic partnerships with top streaming technology companies to integrate DTS technologies into content and to be available on as many connected devices as possible, thereby enabling growth in our licensing opportunities. To date, our premium audio technologies have been integrated into tens of thousands of titles, and we are actively pursuing additional partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. Partnerships currently include 3DGo, CinemaNow, M‑GO, Starz, Alibaba Tmall Box, Carrefour’s Nolim Films, and Primetime. This integration of our technology gives major studios, content creators, and retailers turn‑key access to digitally distributed content with unparalleled audio quality.
Standards Participation
There are a variety of governmental and industry‑related organizations that are responsible for adopting system and product standards. Standards are important in many technology‑focused industries as they help to ensure compatibility of technologies across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring the existence of a particular technology or feature, or an optional basis, meaning that a particular technology or feature may be, but is not required to be, utilized.
We believe the market for audio and audio/video products can by heavily influenced by standards, and that our active participation with standards organizations is important as we work to include our technology in standards or change our status from optional to mandatory, where possible. We believe our standards involvement also provides us early visibility into future opportunities.
Governmental standards are often operated by non‑governmental organizations in cooperation with regional regulatory bodies. These organizations adopt standards by validating and publishing industry standards that are appropriate for various regions and technical requirements. The standards of this nature that we participate in include European Technical Standards Institute (ETSI) which is an affiliated European Standards Organization under the European Union, International Electrotechnical Commission (IEC), the Moving Pictures Expert Group (MPEG) which is a joint working group under the IEC and International Organization for Standardization (ISO), and the International Telecommunications Union (ITU) which is the United Nations specialized agency for information and communication technology.
Additionally, our newly acquired HD Radio technology is the only approved method by the US Federal Communications Commission (FCC) for upgrading AM/FM broadcasting from analog to digital.
The majority of standards we actively participate in are produced by industry‑related organizations. These bodies adopt standards based on industry evaluations and discussions across affected constituencies finalizing with consensus voting as to the best solution around which to standardize.
An example of a newer industry-related organization we are participating in is the Secure Content Storage Association (SCSA), a group of companies working to create storage and transfer solutions for high‑definition and premium copyright‑protected content on hard drives, flash memory products and solid state drives. SCSA’s mission is to increase market opportunities for content owners, content distributors and high‑end device manufacturers by delivering a secure solution that allows consumers to enjoy the highest‑quality entertainment content across multiple devices.
Some standards bodies are now “open standards” that require all technologies included in the standard be included on non‑proprietary and intellectual‑property “free” technology platforms in which no company maintains ownership over the dominant technologies. We are actively engaging these bodies to determine how we may participate and the potential impact on our business model and future go‑to‑market strategies.
Currently, we are actively participating in over 25 standards, including UHD Alliance (UHDA), Advanced Television Systems Committee (ATSC), High‑Definition Multimedia Interface (HDMI), and National Radio Standards Committee (NRSC). We anticipate being involved in a number of other standards organizations as appropriate to facilitate the deployment of our technologies.
IC Footprint
Traditionally, our technology has resided on an IC chip. We license a defined limited set of rights to incorporate our technology into these IC chips, and the IC manufacturers sell these DTS‑enabled chips to our consumer electronics products manufacturer licensees. As such, maintaining a large footprint with the IC manufacturers is critical to drive growth.

Over the past several years, DTS has been working closely with the world’s leading IC manufacturers to enable DTS technologies to support the new programmable architectures that fuel innovation and flexibility in today’s consumer electronics products. Our partners specialize in key vertical markets and work closely with us to enable our latest technologies for these programmable parts. Together we offer these solutions to DTS licensees. Recently, DTS has gone a step further to develop both decoder and audio processing solutions for ARM‑based processors, allowing our partners to quickly integrate DTS technology into their ARM‑based processors targeted at popular, high‑level operating systems such as Android and iOS, potentially saving their customers months of porting effort and thus providing rapid time‑to‑market solutions.
We have devoted significant time and resources to develop a broad range of solutions with key partners in certain markets, including Qualcomm, Mediatek, Mstar, Intel, Realtek, Sigma Designs, Marvell, Texas Instruments, Analog Devices, Cadence, Amlogic, and many others.
DTS Branding
Our marketing drives awareness and understanding of the DTS brands and solutions among listeners and customers by creating marketing, advertising, and communications programs that demonstrate the superior sound DTS technology enables. We envision a DTS‑powered future where every sound experience is exciting, engaging, and effortless — across all devices.
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
Our marketing campaigns, taken as a whole, aim to establish DTS as the “magic audio ingredient” across all devices — delivering the highest quality sound, unbound from barriers. In 2015, DTS Headphone:X campaigns showed listeners how Headphone:X technology can create a personalized, immersive experience for their favorite music, including supporting Imagine Dragons' 40-city North American tour featuring their new album, Smoke + Mirrors, mixed with Headphone:X technology. We also collaborated with our customers to successfully launch several DTS Play‑Fi enabled speaker brands and music service partners, in the process demonstrating that awareness drives action and that listeners desire wireless choice and superior quality for their home audio systems. We continued our compelling innovation with DTS:X — showing off the immersive, flexible, and interactive capabilities of our next‑generation, object-based codec.
We believe that investments in building the DTS brands, the continued dominance of DTS as the preferred audio format for Blu‑ray Disc content, and our further expansion into network‑connected devices will result in the proliferation of the DTS brands into expanding categories of consumer electronics, and in turn, grow consumer awareness of and desire for DTS as “the magic audio ingredient.”
We remain focused on accelerating these key value drivers as we advance our position in offering high‑definition audio experiences, anytime, anywhere, on any device.
KEY MARKETS AND STRATEGIES
Network‑Connected Markets
The network‑connected markets category has become the largest area of our business and includes consumer electronics devices that are network‑capable, including TVs, smartphones, tablets, wireless speakers, and PCs. Our strategy continues to center around further penetrating the various network‑connected markets.
TVs
One of our strongest positions in the network‑connected space is in the connected TV market. Our key strategy in this market is joining forces with leading consumer electronics manufacturers like Samsung, LG, Sony and Vizio, allowing us to play a more significant role in the connected home entertainment market and further ensuring consumer access to high‑quality audio when enjoying entertainment content at home. We have partnerships with nearly every TV manufacturer worldwide, including all of the top 15 brands, and our DTS codec is incorporated into nine of the top ten TV original equipment manufacturers (OEMs).

Mobile
The mobile electronics market is currently, and expected to be for the foreseeable future, the largest single consumer electronics device market in the world in terms of unit volume, and we are currently focused primarily on the high‑ to mid‑tier smartphone and tablet sub‑segments of the mobile market.
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
As smartphones continue to evolve into more feature‑rich and sophisticated devices, consumers are seeking similar sound quality that they are accustomed to from their home theater or automobile. We believe that sound matters across all of these platforms; for example, with the integration of DTS Sound and DTS StudioSound into a smartphone, customers can experience uncompromising sound at their fingertips, redefining the quality of the experience. Moreover, with our DTS Headphone:X technology, consumers can receive this same high‑quality sound even when using their favorite pair of headphones or earbuds on their mobile devices. Importantly, mobile product manufacturers are beginning to realize that sound, and thus our audio solutions, can be a powerful differentiator for their products.
Today’s consumers increasingly expect high‑quality sound in all of their electronics. Partnering with key manufacturers, such as Huawei, Acer, Asus and LeMobile, as well as mobile service providers, such as Nextreaming and Saffron Digital, allows us the opportunity to improve the mobile audio experience through our audio solutions. Notable accomplishments in 2015 within the mobile market include:

•	expanding our relationship with Huawei to include DTS audio solutions within the flagship Huawei Mate 7 smartphone, as well as the Mate S, Mate 8, P8 and P8 Max; and

•	expanding our relationship with Asus to make the Asus Zenpad S 8.0, becoming the world’s first tablet to incorporate DTS‑HD Premium Sound technology.
As the use of headphones and earbuds and the demand for immersive high‑definition audio continues to grow, we have expanded the reach of our Headphone:X technology by:

•	incorporating the technology into leading Chinese brands, such as LeMobile's smartphones; and

•	collaborating with leading gaming headset manufacturers to integrate the technology into their brands, including Logitech, MadCatz and Turtle Beach.
We are continuing to pursue relationships to further expand the presence of our Headphone:X and other technologies in the mobile space.
Wireless Speakers
In the wireless speaker market, over the past year, we have seen significant growth in the adoption of our Play‑Fi technology in audio products. The range of available Play-Fi audio products now includes everything from AVRs to amplifiers to portable speakers to soundbars. We continue to maintain a Play‑Fi Certified ODM Program, which includes many leading audio manufacturers including Amtran Technology, Anam Electronics, Eastech Electronics Inc., Fenda Technology Co., Ltd., Hansong Technology, LiteOn Technology Corporation, Meiloon Industrial Co. Ltd., Solidex Audio Corporation, Tymphany Corporation, Wistron Corporation, and Zylux Acoustic Corp. Additionally, we have expanded the presence of our Play‑Fi technology by:

•	collaborating with Spotify to bring the leading global music service to the Play-Fi ecosystem, allowing Spotify Premium subscribers to stream directly to Play-Fi audio products;

•
working with other leading music subscription services, such as Amazon Prime Music, iHeartRadio, Rhapsody and Tidal to bring their music streaming services to the Play-Fi ecosystem, joining existing services such as Pandora and SiriusXM;

•
expanding the Play‑Fi ecosystem through the expansion of product lines from current Play-Fi licensees Definitive Technology, Polk Audio and Wren, and the announcement and launch of new products from leading consumer electronics brands such as Anthem, MartinLogan, McIntosh and Paradigm; and

•	collaborating with additional consumer electronics brands, including Arcam, Klipsch and Rotel, to develop Play-Fi enabled audio products to be available in 2016.
We will continue to work with current and new partners to grow the Play‑Fi ecosystem.
PCs
The PC market, composed of notebooks, ultrabooks, laptops, desktops, and all‑in‑one PCs is large, with laptops and notebooks leading the way. Consumers continue to use PCs as multi‑media hubs, including Blu‑ray Disc drives for high‑definition playback. Additionally, with our DTS encoder, consumers can encode their own content into the DTS format and enjoy playback on DTS enabled devices.
The PC market, like the smartphone and tablet markets, is facing shrinking device sizes. As a result, the market is increasingly turning to audio processing to augment device capabilities. At the same time, the demands of consumers for PCs with improved audio for applications such as movies, music and games continues to rise, creating an increasing demand for advanced audio technologies. We address these demands with solutions tailored to meet both the high and low ends of an OEM’s product lines. With DTS Sound and DTS StudioSound, we are meeting the needs of major OEMs, such as HP, Toshiba and ASUS.
As PC manufacturers continue to adopt our solutions across various platforms ranging from motherboards to all‑in‑ones (AIOs), and from notebooks to ultrabooks, there are growing opportunities for us to help these manufacturers differentiate and improve audio experiences on their thinner, smaller and lighter platforms which are in demand by today’s consumers.
As devices in the network‑connected markets play a more versatile role in the household, consumers are becoming increasingly aware that sound matters. The integration of our solutions into a growing number of TVs, mobile devices, wireless speakers, and PCs further reinforces our prominence in providing manufacturers a means to deliver an immersive, realistic sound experience regardless of the platform.
Automotive
The automotive market is comprised of infotainment systems, which may include network connectivity. As we move into an ever more network-connected world, the range of technologies that support various content sources reaching connected devices continues to evolve. It includes both deeply established content sources that are moving into the digital realm, like HD Radio broadcasts, as well as internet-based technologies like over-the-top video and streaming music. These content sources are all part of the spectrum of entertainment consumers enjoy every day across a range of listening environments and devices.
As the trend toward network connectivity transitions into the automotive market, there is opportunity for DTS to benefit from the increase in demand for our solutions beyond optical disc based infotainment systems. Our strategy in the automotive market is to collaborate with automobile manufacturers and their audio systems suppliers to use and incorporate our solutions at the factory level, including our recently acquired HD Radio technology. We partner with key automobile manufacturers such as Acura, Audi, BMW, GM, Honda, Hyundai, Jaguar Land Rover, Lincoln and Mercedes, and top suppliers such as Alpine, Harman, Panasonic and Pioneer, to incorporate our audio solutions into certain models.
HD Radio technology has successfully penetrated the North American automotive OEM market, with approximately 37% of cars sold in the US in 2015 featuring HD Radio technology. We expect the majority of North American vehicles to come equipped with HD Radio technology over time. The combination of HD Radio technology and DTS' advanced audio suite of technologies for the automobile is expected to provide opportunities for additional geographic, service and technology expansion.
HD Radio technology is highly relevant not only to the future of automobiles, but also other electronics and mobile devices, particularly as consumers face increasing costs for the bandwidth required to support their data and entertainment consumption. Free, over-the-air broadcast radio, upgraded to digital with HD Radio technology, has an important place in the range of options for consumer entertainment.

Base Markets
The base of our business is rooted in certain mature markets, including Blu‑ray and Home AV. While these markets do not present the same scale of potential growth as the network‑connected markets, they continue to generate a meaningful foundation of revenue, profitability and cash flow.
The Blu‑ray market includes standalone players, gaming devices and disc drives included in PCs. As a mandated technology in the Blu‑ray standard, our codec is in every product that incorporates a Blu‑ray optical disc drive. As such, Blu‑ray remains an important contributor to our revenues, most recently driven by the success of the latest gaming cycle launched by Sony and Microsoft. Almost all newly manufactured Blu‑ray Disc players are now network‑enabled, and a number of models are 3D‑capable. We believe our dominant position on Blu‑ray Disc content establishes us as an industry leading audio format for high‑definition entertainment and is expected to drive future growth as the industry transitions to 4K video and network‑based high‑definition content delivery.
The Home AV market includes AVRs, soundbars, DVD players and other home theater equipment. With DVD on the decline, our focus in this market is on the growing soundbar category. The Home AV market continues to represent an important revenue base, and it continues to present opportunities for growth for our high‑definition sound technologies, including our new DTS:X technology. Manufacturers representing over 90% of the home AVR and surround processor market, including Anthem, Denon, Integra, Krell, Marantz, McIntosh, Onkyo, Outlaw Audio, Pioneer, Steinway Lyngdorf, Theta Digital, Trinnov Audio, and Yamaha, have already begun to embrace the new technology in their products.
LICENSING TO CUSTOMERS
We have two licensing teams, one headquartered in Ireland and one in California, that market our technology directly to consumer electronics product manufacturers and to IC manufacturers. We have customer‑focused employees located in the US, Europe, China, Japan, South Korea, Taiwan and Singapore. We believe that locating staff near the leading consumer electronics and IC manufacturers is essential to providing the level of customer support necessary in today’s rapidly evolving global marketplace.
For the vast majority of our business, we license our technology to consumer electronics product manufacturers primarily through a two‑step process:

•
IC Manufacturers. First, we license to a substantial number of major IC manufacturers a limited set of rights to incorporate our technology in their chips and to sell these chips supporting DTS technology to our consumer electronics products manufacturer licensees.

•
Consumer Electronics Product Manufacturers. Secondly, we license hardware manufacturers a limited set of rights to utilize our technology (incorporated in the IC licensee’s chips) in their physical products. Our business model provides for us to receive royalties for products produced or sold by these licensees that contain our technologies.

As part of the licensing terms for both IC and hardware manufacturer licensees, we receive fees for access to our technology and for product certification, in addition to royalties for use of our technologies. Generally, we license on a non‑exclusive, worldwide basis. We require that all licensees have their chips or hardware devices certified by us prior to distribution, and licensees are generally required to display the appropriate DTS trademark on the products they manufacture. We also reserve the right to audit their books, records and quality standards.
Our licensing business mainly consists of two general types of licensing models: per‑unit and minimum guarantee arrangements. Customers with a per‑unit arrangement pay us a per‑unit license fee for each product manufactured or sold, as set forth in each license agreement. Such information is typically reported to us in the subsequent quarter, and consequently, per‑unit revenues are recognized on a quarter lag basis when reported. Minimum guarantee arrangements consist of a minimum fee paid by the customer for the right to license specified technologies over the contract term. These arrangements stipulate a flat fee that corresponds to a minimum number of units or dollars that the customers must produce or pay, with additional per‑unit fees for any units or dollars exceeding the minimum. The minimum fee portion of these arrangements is recognized ratably over the contract term, and any overage is recognized on a quarter lag basis when reported.
We have licensed our technologies and our trademarks to substantially all of the major consumer electronics product manufacturers worldwide. Collectively, these manufacturers have sold billions of DTS‑licensed consumer electronics products.

While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation, which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounts for more than 10% of total revenues for the year ended December 31, 2015.
In addition, we sell DTS Play‑Fi enabled hardware modules to consumer electronics manufacturers to incorporate our Play‑Fi technology into their products. These modules are manufactured by third‑party vendors. For 2015, such hardware sales did not represent a material portion of our total consolidated revenue.
SEASONALITY OF BUSINESS
Generally, consumer electronics manufacturing activities are lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. The third and fourth quarters are typically the strongest in terms of manufacturing output as our technology licensees increase their manufacturing output to prepare for the holiday selling season. Since recognition of revenues for most arrangements lag manufacturing activity by one quarter due to the timing of licensees reporting to us, part of our revenues and earnings may by impacted by this seasonal trend on a quarter lag basis. However, the seasonal impact to our business is lessened to a certain extent by the growing number of minimum guarantee arrangements with our customers.
In general, the introduction and inclusion of DTS technologies in new and rapidly growing markets can have a material effect on quarterly revenues and profits, and can distort the moderate seasonality described above.
We actively police and enforce our intellectual property and pursue third parties who have under‑reported the amount of royalties owed under a license agreement or who utilize our intellectual property without a license. As a result of these activities, from time to time, we may recognize royalty revenues that relate to licensing obligations that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.
RESEARCH AND DEVELOPMENT
As demonstrated by our portfolio of industry‑recognized, advanced technologies, we are centered around strong research and development abilities. We were founded on key research and development that focused on providing unique, cost effective and differentiated audio solutions, and we continue to develop new technologies with this same goal in mind.
As we have grown, new technologies have not only been developed internally, but also acquired from outside sources. Our technologies, and the talent and knowledge that created them, are key elements of our research and development base and will continue to be a source of new solutions going forward.
As of January 31, 2016, we have approximately 240 employees in research and development. This group oversees our product development efforts and is responsible for implementing our technology into existing and emerging products. We carry out research and development activities in the US, China, Japan, Korea, Northern Ireland, Singapore and Taiwan.
Our research and development expenses totaled $43.0 million during 2015, $37.3 million during 2014 and $31.1 million during 2013. We expect that we will continue to commit resources to research and development efforts in the future, particularly in support of our expansion across a wide variety of digital audio content and playback devices.
COMPETITION
We face strong competition in the consumer electronics market and expect competition to continue to intensify in the future. Our primary competitor is Dolby Laboratories, who develops and markets, among other things, high‑definition audio products and services. Dolby was founded over 50 years ago and for many years was the only significant provider of audio technologies. Dolby’s long‑standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.
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

We believe that the principal competitive factors in each of our markets include some or all of the following:

•	technology performance, flexibility, and range of application;

•	quality and reliability of technologies, products and services;

•	expertise in engineering support and proximity to customers;

•	brand recognition and reputation;

•	inclusion in industry standards;

•	price;

•	relationships with IC, consumer electronics manufacturers, and content creators and providers;

•	availability of encoding tools that deliver compatible high‑definition audio content;

•	timeliness and relevance of new product introductions; and

•	relationships with, and distribution networks for, production and post‑production operators providing content for digital broadcast.
We have been successful in penetrating the consumer electronics markets and building and growing market share. Many top selling Blu‑ray Discs and DVDs contain high‑definition soundtracks in our format, and a substantial majority of consumer electronics products with high‑definition or surround sound audio capability incorporate our technology, trademarks or know‑how. Our success has been due in large part to our ability to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.
We believe there are significant barriers to entry into the consumer electronics products market, such as our mandatory status in the Blu‑ray format. Also, our HD Radio technology is the only FCC-approved AM/FM digital upgrade technology in the US, with a strong radio broadcast infrastructure consisting of more than 2,300 US radio stations covering over 90% of the US population to date. Numerous other standards in which we participate support a limited number of technologies, including various DTS technologies.
EMPLOYEES
As of January 31, 2016, we had 484 employees, including 103 employees acquired from iBiquity. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.
WEBSITE ACCESS TO SEC FILINGS
We file annual, quarterly and current reports, and amendments to those reports, and other information with the SEC. You may access and read our filings without charge through the SEC’s website, at www.sec.gov. We also maintain an internet website at www.dts.com. We make available, free of charge through our website, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our future success depends upon our ability to enhance our existing technologies, products, and services and to develop enhanced and acceptable new technologies, products, and services on a timely basis. The development of enhanced and new technologies, products, and services is a complex and uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to accurately identify, develop, market, or support new or enhanced technologies, products, or services on a timely basis, if at all. Furthermore, our new technologies, products, and services may never gain market acceptance, and we may not be able to respond effectively to evolving consumer demands, technological changes, product announcements by competitors, or emerging industry standards. Any failure to respond to these changes or concerns would likely prevent our technologies, products, and services from gaining market acceptance or maintaining market share and could lead to our technologies, products, and services becoming obsolete.

If we are unable to maintain a sufficient amount of content released in the DTS audio format, demand for the technologies, products, and services that we offer to consumer electronics product manufacturers may significantly decline, which would adversely impact our business and prospects.

We expect to derive a significant percentage of our revenues from the technologies, products, and services that we offer to manufacturers of consumer electronics products. We believe that demand for our audio technologies in growing markets for multi-channel and/or high resolution audio, including TVs, tablets, mobile phones, video game consoles, automobiles, and soundbars, will be based on the amount, quality, and popularity of content (such as movies, TV shows, music, and games) either released in the DTS audio format or capable of being coded and played in the DTS format. In particular, our ability to penetrate the growing markets in the network-connected space depends on the presence of streaming and downloadable content released in the DTS audio format. We generally do not have contracts that require providers of streaming and downloadable content to develop and release such content in a DTS audio format. Accordingly, our revenue could decline if these providers elect not to incorporate DTS audio into their content or if they sell less content that incorporates DTS audio.

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

We are dependent upon our customers and licensees — including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content — to incorporate our technologies into their products, purchase our products and services, or integrate DTS audio into their content. The future success of our technologies depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have contracts and license agreements with many of these companies, which generally are non-exclusive and do not contain any minimum purchase commitments. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future. Accordingly, our revenue could decline if our customers and licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies.

Our licensing revenue depends in large part upon semiconductor manufacturers incorporating our technologies into integrated circuits (ICs), for sale to our consumer electronics product licensees. If our technologies are not incorporated in these ICs, IC production is delayed, or fewer ICs are sold that incorporate our technologies, our operating results would be adversely affected.

Our licensing revenue from consumer electronics product manufacturers depends, in large part, upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated into consumer electronics products. We do not manufacture these ICs, but rather depend upon IC manufacturers to develop, produce and then sell them to licensed consumer electronics product manufacturers. We do not control the IC manufacturers' decisions whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. If these IC manufacturers are unable or unwilling to implement our technologies into their ICs, production is delayed, or if they sell fewer ICs incorporating our technologies, our operating results could be adversely affected.

We face intense competition and certain of our competitors have greater resources than we do.

The digital audio, consumer electronics and entertainment markets are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our principal competitor is Dolby Laboratories, Inc. (Dolby), who competes with us in most of our markets. We also compete with other companies offering digital audio technology incorporated into consumer electronics product and entertainment mediums, such as Fraunhofer Institut Integrierte Schaltungen, and with respect to our wireless audio technology, Sonos, Inc.

Certain of our current and potential competitors may enjoy substantial competitive advantages, including:

•	greater name recognition;

•	a longer operating history;

•	a greater global footprint and presence;

•	more developed distribution channels and deeper relationships with our common customer base;

•	a more extensive customer base;

•	technologies that provide features that ours do not;

•	broader product and service offerings;

•
greater resources for competitive activities, such as research and development, marketing, strategic acquisitions, alliances, joint ventures, sales and marketing, subsidies and lobbying industry and government standards;

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

Our ability to develop proprietary technologies in markets in which “open standards” are adopted may be limited, which could adversely affect our ability to generate revenue and growth.

Standards-setting bodies may require the use of open standards, meaning that the technologies necessary to meet those standards are publicly available, free of charge and often on an "open source" basis. These standards have primarily been focused on markets and regions traditionally adverse to the notion of intellectual property ownership and the associated royalties. If the concept of open standards gains more industry momentum or further regional adoption in the future, the use of open standards may reduce our opportunity to generate revenue, as open standards technologies are based upon non-proprietary technology platforms in which no single company maintains ownership over the dominant technologies.

Demand for our newly acquired HD Radio technology may be insufficient to sustain projected growth.

Demand for and adoption of HD Radio technology may not be sufficient for us to continue to increase the number of licensees of our HD Radio system, which include IC manufacturers, manufacturers of broadcast transmission equipment, consumer electronics products manufacturers, component manufacturers, data service providers, manufacturers of specialized and test equipment and radio broadcasters.
Among other things, continuing and increased consumer acceptance of HD Radio technology will depend upon:

•	the number of radio stations broadcasting digitally using HD Radio technology;

•	the willingness of automobile manufacturers to include HD Radio receivers in their vehicles;

•	the willingness of manufacturers to incorporate HD Radio technology into their products;

•	the cost and availability of HD Radio enabled products; and

•	the marketing and pricing strategies that we employ and that are employed by our licensees and retailers.

If demand for HD Radio technology does not continue to increase as expected, we may not be able to increase revenue as projected.

Our recently acquired HD Radio technology may not remain competitive if we do not respond to changes in technology, standards and services that affect the radio broadcasting industry.

The radio broadcasting industry is subject to technological change, evolving industry standards, regulatory restrictions and the emergence of other media technologies and services. Our HD Radio technology may not gain market acceptance over these other technologies. Various other audio technologies and services that have been developed and introduced include:

•	internet streaming, cable-based audio programming and other digital audio broadcast formats;

•	satellite delivered digital audio radio services that offer numerous programming channels;

•	other digital radio competitors, such as Digital Radio Mondiale, or DAB; and

•	growth in use of portable devices for storage and playback of audio content.

Competition arising from these or other technologies or potential regulatory change may have an adverse effect on the radio broadcasting industry or on our company and our financial condition and results of operations.
If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our revenues and ability to grow could be adversely impacted.

Video and audio content has historically been purchased and consumed primarily via optical disc based media. However, the growth of the internet and network-connected device usage, along with the rapid advancement of online and mobile content delivery has resulted in download and streaming services becoming mainstream with consumers in various parts of the world. We expect the shift away from optical disc based media to streaming and downloadable content consumption to continue. If we fail to continue to penetrate the streaming and downloadable content delivery market, our business could suffer.

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

Furthermore, our inclusion in mobile and other network-connected devices may be less profitable for us than optical disc players. The online and mobile markets are characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent new product and service introductions, short product and service life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing. If we are unable to adequately and timely respond to the foregoing, our business and operating results could be adversely affected.

A loss of one or more of our key customers or licensees in any of our markets could adversely affect our business.

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation, which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounted for more than 10% of total revenues for the year ended December 31, 2015. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements. Although we have agreements with our customers, many of these agreements do not require any material minimum purchases or minimum royalty fees and typically do not prohibit customers from purchasing or licensing technologies, products, and services from competitors. A decision by any of our major customers or licensees not to use our technologies, products, or services or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

Establishing, maintaining and strengthening our corporate and product brands is critical to our success. Our brand identity is key to maintaining and expanding our business and entering new markets. Our success depends in large part on our reputation for providing high-quality technologies, products, and services to the consumer electronics, broadcast and entertainment industries. If we fail to promote and maintain our brands successfully, our business and prospects may suffer. Additionally, we believe that the likelihood that our technologies will be adopted in industry standards depends, in part, upon the strength of our brands, because professional organizations and industry participants are more likely to incorporate technologies developed by well-respected and well-known brands into industry standards.

Declining retail prices for consumer electronics products could force us to lower the license or other fees we charge our customers or prompt our customers to exclude our audio technologies from their products altogether, which would adversely affect our business and operating results.

The market for consumer electronics products is intensely competitive and price sensitive. Retail prices for consumer electronics products that include our audio technologies have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. Declining prices for consumer electronics products could create downward pressure on the licensing fees we currently charge our customers who integrate our technologies into the consumer electronics products that they sell and distribute. As a result of pricing pressure, consumer electronics product manufacturers who produce products in which our audio technologies are not a mandatory standard could decide to exclude our audio technologies from their products altogether. In addition, certain royalty fees that we receive are based on a percentage of the sales price of the individual consumer electronic product, and if sales prices decline faster than we forecast the amount of the royalty fees we receive may significantly decrease.

If we fail to protect our intellectual property rights or if changing laws have an adverse effect on our ability to protect such rights, our ability to compete could be harmed.

Protection of our intellectual property is critical to our success. Copyright, trademark, patent, and trade secret laws and confidentiality and other contractual provisions afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our suppliers, customers and other parties, to use our technologies, conduct our operations and sell our products and services. We face numerous risks in protecting our intellectual property rights, including the following:

•	our competitors may produce competitive technologies, products or services that do not unlawfully infringe upon our intellectual property rights;

•
the laws related to the protection of intellectual property may not be the same in all countries or may change over time resulting in no or inadequate protection for our intellectual property, or may restrict the scope of our intellectual property rights, and mechanisms for enforcement of intellectual property rights may be inadequate;

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

As a result, our means of protecting our intellectual property rights and brands may prove inadequate or unenforceable. Furthermore, despite our efforts, third parties may violate, or attempt to violate, our intellectual property rights. Enforcement, including infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future. We have not sought, and do not intend to seek, patent and other intellectual property protections in all foreign countries. In countries where we do not have such protection, products incorporating our technology may be able to be lawfully produced and sold without a license.

The process of developing enhanced new technology solutions is complex and uncertain. It requires accurate anticipation of customer's changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in solutions that achieve customer acceptance and generate the revenues required to provide desired returns. As such, we rely on laws protecting out intellectual property and we may take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights, and we may be subject to litigation proceedings that could harm our business.

Companies that participate in the digital audio, consumer electronics, broadcast and entertainment industries hold a large number of patents, trademarks, and copyrights, and are frequently involved in litigation based on allegations of patent infringement or other violations of intellectual property rights. Intellectual property disputes frequently involve highly complex and costly scientific matters, and each party generally has the right to seek a trial by jury which adds additional costs and uncertainty. Accordingly, intellectual property disputes, with or without merit, could be costly and time consuming to litigate or settle, and could divert management's attention from executing our business plan. In addition, our technologies and products may not be able to withstand any third-party claims or rights against their use. If we were unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we may need to redesign some of our technologies or products to avoid infringing a third party's rights and could be required to temporarily or permanently discontinue licensing our technologies or products.

Additionally, our suppliers and customers may also have similar claims of intellectual property infringement asserted against them. In some circumstances, we have agreed to indemnify some of our suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but, in some instances, includes indemnification for damages and expenses including reasonable attorneys’ fees.

In the past, we have been a party to litigation related to protection and enforcement of our intellectual property, and we may be a party to litigation in the future. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages (including treble damages under the Clayton Act) and an injunction prohibiting us from licensing our technologies in particular ways or at all. If an unfavorable ruling occurred, our business and operating results could be materially harmed. If any of our products were found to infringe on another company’s intellectual property rights, we could be required to redesign our products or license such rights and/or pay damages or other compensation. There is no guarantee we would be able to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, which could result in our inability to make and sell such products. In addition, any protracted litigation, regardless of its outcome, could result in substantial expense, divert management's attention from our day-to-day operations, disrupt our business and cause our operating results to suffer.

We rely on the accuracy of our customers' manufacturing reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

Most of our revenues are generated from consumer electronics product manufacturers who license and incorporate our technology in their products. Under our existing agreements, many of these customers pay us per-unit licensing fees based on the number of products manufactured that incorporate our technology. We rely on our customers to accurately report the number of units manufactured on a timely basis in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and product development efforts. The timing of our revenue depends upon the timing of our receipt of these customer reports. Our license agreements permit us to audit our customers, but audits are generally expensive, time consuming, difficult to manage effectively, dependent in large part upon the cooperation of our licensees and the quality of the records they keep, and could harm our customer relationships. If any of our customer reports understate the number of products they manufacture, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance. Alternatively, customer reports could overstate the number of products manufactured, which would require us to refund the customer and reflect the overstated amount as a reduction of revenue in the period determined.

We have had in the past, and may have in the future, disputes with our licensees regarding our licensing arrangements.

At times, we are engaged in disputes regarding the licensing of our intellectual property rights, including matters related to misreporting of units manufactured, application of royalty rates, and interpretation of other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us regarding our licensing royalty rate practices including our adherence to licensing on fair, reasonable, and non-discriminatory terms and potential antitrust claims. Damages and requests for injunctive relief asserted in claims like these could be material and could be disruptive to our business. Any disputes with our customers or potential customers or other third parties could adversely affect our business, results of operations, and prospects.

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

We may not successfully address problems encountered in connection with mergers and acquisitions or strategic investments.

We consider opportunities to acquire or make investments in other technologies, products, and businesses that could enhance our technical capabilities, complement our current technologies, products and services, or expand the breadth of our markets. While we have acquired a number of businesses in the past, each business is unique, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition or investment. Future success depends, in part, upon our ability to manage an expanded business, which could pose substantial challenges for management. Acquisitions and strategic investments involve numerous risks and potential difficulties, including:

•	problems assimilating the purchased technologies, products, or business operations;

•	significant future charges relating to in-process research and development and the amortization of intangible assets;

•	significant amount of goodwill and other intangible assets that are not amortizable and are subject to annual impairment review and potential impairment losses;

•	problems maintaining and enforcing uniform standards, procedures, controls, policies and information systems;

•	unanticipated costs, including accounting and legal fees, capital expenditures, and transaction expenses;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited experience;

•	unanticipated or unknown liabilities relating to the acquired businesses;

•	the need to integrate accounting, management information, manufacturing, human resources and other administrative systems and personnel to permit effective management;

•	uncovering information missed or not understood in target diligence; and

•	potential loss of key employees of acquired organizations.

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

Future acquisitions and investments could result in potentially dilutive issuances of our equity securities, the incurrence of debt or contingent liabilities, amortization expenses, or impairment losses on goodwill and other intangible assets, any of which could harm our operating results and financial condition. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We may have difficulty managing any growth that we might experience.

As a result of a combination of organic growth and growth through acquisitions, we expect to continue to experience growth in the scope of our operations and the number of our employees. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. Our future success will depend, in part, upon the ability of our management team to manage any growth effectively, requiring our management to:

•	recruit, hire, and train additional personnel;

•	implement and improve our operational and financial systems, procedures, and controls;

•	maintain our cost structure at an appropriate level based on the revenues and cash we forecast and generate

•	manage multiple concurrent development projects; and

•	manage operations in multiple time zones with different cultures and languages.

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

We have previously identified material weaknesses in our internal control over financial reporting. If we are unable to maintain effective internal controls over our financial reporting, investors may lose confidence in our ability to provide reliable and timely financial reports and the value of our common stock may decline.

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

Management determined that this material weakness was remediated as of December 31, 2015. Refer to Part II, Item 9A, "Controls and Procedures" for additional information.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting in accordance with accounting principles generally accepted in the United States. Because the inherent limitations of internal control over financial reporting cannot guarantee the prevention or detection of a material weakness, we can never guarantee a material weakness in our internal control over financial reporting will not occur, including with respect to any previously reported material weaknesses. If we identify any material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Our multi-national legal structure is complex, which increases the risk of errors in financial reporting related to our accounting for income taxes. We may find additional errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions. In addition, given the complexity of certain of the Company's license agreements and the accounting standards governing revenue recognition related thereto, we may find additional errors in our accounting for revenue or discover new facts that cause us to reach different conclusions. This could result in adjustments that could have a material adverse effect on our consolidated financial statements. This could also adversely impact our stock price, damage our reputation, or cause us to incur substantial costs.

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

In addition, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) has issued a new 2013 version of its internal control framework, which was deemed by COSO to supersede the 1992 version of the framework effective December 15, 2014. We have adopted this updated framework, which has required and may continue to require management's ongoing attention to documenting, maintaining and auditing our internal controls under the new COSO framework.

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

Technology standards are important in the audio and video industry as they help to assure compatibility across a system or series of products. Generally, standards adoption occurs on either a mandatory basis, requiring a particular technology to be available in a particular product or medium, or an optional basis, meaning that a particular technology may be, but is not required to be, utilized. If standards are re-examined or a new standard is developed in which we are not included, our revenue growth in that area of our business could be significantly lower than expected.

As new technologies and entertainment media emerge, new standards relating to these technologies or media may develop. New standards may also emerge in existing markets that are currently characterized by competing formats, such as the market for PCs. We may not be successful in our efforts to include our technology in any such standards.

Changes in or failure to comply with FCC requirements could adversely impact our HD Radio revenue.

In October 2002, the Federal Communications Commission, or the FCC, selected our “In-Band, On-Channel (“IBOC”) technology, also known as “HD Radio technology,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. In the United States, the FCC regulates the broadcast radio industry, interprets laws enacted by Congress and establishes and enforces regulations governing radio broadcasting. It is unclear what rules and regulations the FCC may adopt regarding digital audio broadcasting and what effect, if any, such rules and regulations will have on our business, the operations of stations using our HD Radio technology or consumer electronics manufacturers. Any additional rules and regulations imposed on digital audio broadcasting could adversely impact the attractiveness of HD Radio technology and negatively impact our business. Also, non-compliance by us, or by radio stations offering HD Radio broadcasts, with any FCC requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.
Our licensing of industry standard technologies can be subject to limitations that could adversely affect our business and prospects.

When a standards-setting body adopts our technologies as explicit industry standards, we generally must agree to license such technologies on a fair, reasonable and non-discriminatory basis, which we believe means that we treat similarly situated licensees similarly. In these situations, we may be required to limit the royalty rates we charge for these technologies, which could adversely affect our business. Furthermore, we may have limited control over whom we license such technologies to, and may be unable to restrict many terms of the license. From time to time, we may be subject to claims that our licenses of our industry standard technologies may not conform to the requirements of the standards-setting body. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies in ways that could harm our reputation and otherwise materially and adversely affect our business, operating results and prospects.

Our business, operations and reputation could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to information technology systems, including systems designed and managed by third parties, are becoming more sophisticated and successful. These attempts can include introducing malware to computers and networks, impersonating authorized users, overloading systems and servers, and data theft. While we seek to detect and investigate any security issue, in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use, loss or publication of our intellectual property or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. Any security breach resulting in inappropriate disclosure of our customers' or licensees' confidential information, may result in legal claims or proceedings, liability under laws or contracts and disruption of our operations. Further, disruptions to certain of our information technology systems could have severe consequences to our business operations, including financial loss and reputational damage.

We may experience fluctuations in our operating results.

We have historically experienced moderate seasonality in our business due to our business mix and the nature of our products. Consumer electronics manufacturing activities are generally lowest in the first calendar quarter of each year, and increase progressively throughout the remainder of the year. Manufacturing output is generally strongest in the third and fourth quarters as our technology licensees’ increase manufacturing to prepare for the holiday buying season. Since recognition of a majority of revenue lags manufacturing activity by one quarter, our revenues and earnings are generally lowest in the second quarter. The introduction of new technologies, products and services and inclusion of our technologies in new and rapidly growing markets can distort and amplify the seasonality described above. Our revenues may continue to be subject to fluctuations, seasonal or otherwise, in the future. Unanticipated fluctuations, whether due to seasonality, economic downturns, product cycles, or otherwise, could cause us to miss our revenue and earnings projections, or could lead to higher than normal variation in short-term revenue and earnings, either of which could cause our stock price to decline.

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

We market and sell our technologies, products and services outside the US. We currently have employees located in several countries throughout Europe and Asia, and most of our customers and licensees are located outside the US. A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. If we are not able to maintain or increase international market demand for our technologies, we may not be able to maintain a desired rate of growth in our business. In addition, our pursuit of international growth opportunities may require significant investments.

During the year ended December 31, 2015, over 80% of our revenues were derived internationally.

We face numerous risks in doing business outside the US, including:

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

•	difficulties in attracting and retaining qualified personnel and managing foreign operations;

•	competition from foreign companies;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivable;

•	less effective and less predictable protection and enforcement of our intellectual property;

•	changes in the political or economic condition of a specific country or region, particularly in emerging markets;

•	fluctuations in the value of foreign currency versus the US dollar and the cost of currency exchange;

•	potentially adverse tax consequences, including withholding taxes, VAT, and other sales-related taxes, and changes in tax laws;

•	nationalization, expropriation or limitations on repatriation of cash; and

•	cultural differences in the conduct of business.

Such factors could cause our future international sales to decline.

Our business practices in international markets are also subject to the requirements of the Foreign Corrupt Practices Act. If any of our employees are found to have violated these requirements, we and our employees could be subject to significant fines, criminal sanctions and other penalties.

Our international revenue is mostly denominated in US dollars. As a result, fluctuations in the value of the US dollar and foreign currencies may make our technologies, products, and services more expensive for international customers, which could cause them to decrease their business with us. Expenses for our subsidiaries are denominated in their respective local currencies. As a result, if the US dollar weakens against the local currency, the translation of our foreign currency-denominated expenses will result in higher operating expense without a corresponding increase in revenue. Significant fluctuations in the value of the US dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the EUR, GBP, HKD, JPY, KRW, RMB, SGD and TWD. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income taxes in both the US and in foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules, such as expiration of tax credits, may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions would result in additional tax expense. In addition, there have been proposals to change US and foreign tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. For example, the Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the US, has recommended revisions to certain corporate tax, transfer pricing, and tax treaty provisions. These revisions could have a material adverse impact on our income tax expense, net income and cash flows.

Economic downturns could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our technologies, products and services, as the end-products in which our technologies are incorporated are discretionary goods, including TVs, automobiles, game consoles, speakers, soundbars, PCs, and mobile devices. Weakness in the global financial markets could result in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit and equity markets. Such a weakness could adversely affect our operating results if it results, for example, in the insolvency of a key licensee or other customer, the inability of our licensees or other customers to obtain credit to finance their operations, including financing the manufacture of products containing our technologies, and delays in reporting or payments from our licensees. Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance our technical capabilities, complement our current technologies, products, and services, or expand the breadth of our markets. If we are unable to execute such acquisitions or strategic investments, our operating results and business prospects may suffer.

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

In October 2015, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders, which provides us with a $50.0 million secured revolving line of credit and a $125.0 million secured term loan. In connection with the closing of this credit agreement, we repaid the $25.0 million of debt outstanding under the previous credit agreement, dated September 29, 2014, with Wells Fargo. As of December 31, 2015, we had $125.0 million outstanding under the term loan and $35.0 million outstanding under the revolving line of credit.

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

Our capital requirements will depend upon many factors, including:

•	acceptance of, and demand for, our technologies, products and services;

•	the costs of developing new technologies or products;

•	the extent to which we invest in new technologies and research and development projects;

•	the number and timing of acquisitions and other strategic investments;

•	the costs associated with our expansion; and

•	the costs of litigation and enforcement activities to defend our intellectual property.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate.

The market price of our common stock has been highly volatile and may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations or non-GAAP operating income or loss;

•	market perception of our progress toward announced objectives;

•	announcements of technological innovations by us or our competitors or technology standards;

•	announcements of significant contracts or partnerships by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	developments with respect to intellectual property rights;

•	the introduction of new technologies or products or product enhancements by us or our competitors;

•	the commencement of or our involvement in litigation;

•	resolution of significant litigation in a manner adverse to our business;

•	our sale or purchase of common stock or other securities in the future;

•	conditions and trends in technology and entertainment industries;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	announcements of potential acquisitions or strategic investments;

•	the adoption rate of new products incorporating our or our competitors' technologies, including mobile devices;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board, and could delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and principal office is located in Calabasas, California, where we own real property, which includes an approximately 89,000 square foot building. We lease smaller facilities in other locations including the US, Republic of Ireland, Hong Kong, China, the United Kingdom, Japan, South Korea, Taiwan, Singapore and Mexico. We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol DTSI. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low
2014
First Quarter	$24.00	$18.25
Second Quarter	$20.25	$16.76
Third Quarter	$25.49	$17.85
Fourth Quarter	$34.00	$24.80
2015
First Quarter	$34.85	$26.67
Second Quarter	$38.24	$29.33
Third Quarter	$31.04	$23.67
Fourth Quarter	$31.32	$20.00

As of January 31, 2016, there were 48 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held through brokerage firms in "street name."

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2015, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

STOCK PERFORMANCE GRAPH

The following graph and table compares the cumulative total stockholder return on our common stock to that of the Nasdaq Market Index and the Russell 2000 Index for the five fiscal year period ending December 31, 2015, the date of our fiscal year end. The graph and table assumes that a $100 investment was made at the close of trading on December 31, 2010 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown should not be considered indicative of future price performance.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
DTS, Inc.	$100.00	$55.54	$34.05	$48.75	$62.69	$46.03
Nasdaq Market Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Russell 2000 Index	$100.00	$95.82	$111.51	$154.80	$162.38	$155.22

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

ISSUER PURCHASES OF EQUITY SECURITIES

On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended December 31, 2015, and 1,025,800 shares remained available for repurchase under this authorization.

Item 6.    Selected Financial Data

In the table below, we provide you with historical selected consolidated financial data of DTS, Inc. and its subsidiaries. We derived the data from our audited consolidated financial statements. It is important that you read the data below in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. References to "Notes" are Notes included in our Notes to Consolidated Financial Statements.

On July 5, 2012, we completed our acquisition of substantially all of the assets of Phorus, Inc. and Phorus, LLC (collectively "Phorus"). On July 20, 2012, we completed our acquisition of SRS Labs, Inc. (SRS). On August 14, 2014, we acquired substantially all of the assets of Manzanita Systems, Inc. (Manzanita). On October 1, 2015, we completed the acquisition of iBiquity Digital Corporation (iBiquity). As a result, the net assets acquired and results of operations of these acquisitions have been included in our consolidated balance sheets and statements of operations, respectively, as of the aforementioned acquisition dates.

Our historical results are not necessarily indicative of the operating results that may be expected in the future. We have described various risks and uncertainties that could affect future operating results in Part I, Item 1A, "Risk Factors."

	For the Years Ended December 31,
	2015	2014		2013		2012		2011
	(Amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$138,209	$143,913		$125,148		$100,649		$96,922
Cost of revenue	15,077	11,095		9,788		4,347		860
Gross profit	123,132	132,818		115,360		96,302		96,062
Operating expenses:
Selling, general and administrative(1)	92,276	78,570		79,753		78,409		52,904
Research and development(2)	42,985	37,298		31,145		25,774		13,539
Change in fair value of contingent consideration(3)	(420)	400		(6,000)		—		—
Impairment of intangible assets	—	—		2,820	(4)	—		—
Total operating expenses	134,841	116,268		107,718		104,183		66,443
Operating income (loss)	(11,709)	16,550		7,642		(7,881)		29,619
Interest and other income (expense), net	(2,255)	(413)		(521)		(352)		311
Income (loss) before income taxes	(13,964)	16,137		7,121		(8,233)		29,930
Provision (benefit) for income taxes	(1,663)	(11,006)	(5)	(8,634)	(6)	7,665	(7)	11,661
Net income (loss)	$(12,301)	$27,143		$15,755		$(15,898)		$18,269
Net income (loss) per common share:
Basic	$(0.71)	$1.58		$0.87		$(0.91)		$1.08
Diluted	$(0.71)	$1.55		$0.86		$(0.91)		$1.04
Weighted average shares outstanding:
Basic	17,396	17,180		18,097		17,466		16,982
Diluted	17,396	17,561		18,334		17,466		17,575
_______________________________________________________________________________

(1)	Includes $12,948, $185, $1,528 and $13,469 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively, of costs incurred in connection with business combinations.

(2)	Includes $3,619, $8, $38 and $2,234 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively, of costs incurred in connection with business combinations.

(3)	We recorded changes to the fair value of the contingent consideration associated with the Phorus acquisition.

(4)	We recorded an impairment charge relating to certain intangibles associated with Phorus (refer to Note 7, "Goodwill and Other Intangibles").

(5)
Includes a $12,612 tax benefit relating to the special one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014 (refer to Note 11, "Income Taxes").

(6)	Includes a $7,919 tax benefit as a result of a release of the valuation allowance on US federal deferred tax assets.

(7)	Includes a valuation allowance against our deferred tax assets as a result of determining that it was more likely than not that our US federal deferred tax assets would not be realized.

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and short-term investments	$61,865	$99,435	$71,029	$72,045	$85,641
Working capital	28,045	96,337	71,553	67,169	90,891
Total assets	407,940	288,270	241,798	247,059	159,470
Total long-term liabilities	146,649	31,993	33,480	39,817	7,886
Total stockholders' equity	205,032	218,903	183,112	180,926	145,802

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to DTS, Inc. and its consolidated subsidiaries, including, except as otherwise stated, iBiquity Digital Corporation ("iBiquity") and its subsidiaries, which we acquired on October 1, 2015. The financial results for 2015 include iBiquity from the date of acquisition through December 31, 2015. References to "Notes" are Notes included in our Notes to Consolidated Financial Statements.

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

Overview

We are a premier audio solutions provider for high-definition entertainment experiences. Our mission is to make the world sound better—anytime, anywhere, on any device. Our audio solutions are designed to enable recording, delivery and playback of simple, personalized, and immersive high-definition audio which are incorporated by hundreds of licensee customers around the world, into an array of consumer electronics devices, including televisions (TVs), personal computers (PCs), smartphones, tablets, automotive audio systems, digital media players, set-top-boxes, soundbars, wireless speakers, video game consoles, Blu-ray Disc players, audio/video receivers, DVD-based products, and home theater systems.

We derive revenues from licensing our audio technologies, copyrights, trademarks, and know-how under agreements with substantially all of the major consumer audio electronics manufacturers. Our business model provides for these manufacturers to pay us royalties for DTS-enabled products that they manufacture or sell.

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

Our cost of revenues consists primarily of amortization of acquired intangibles. It also includes costs for products and materials, salaries for certain operations personnel, as well as payments to third parties for copyrighted material.

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

Recent Acquisitions

In July 2012, we acquired substantially all of the assets of Phorus and completed our acquisition of SRS. In August 2014, we acquired substantially all of the assets of Manzanita.

On October 1, 2015, we completed our acquisition of iBiquity. iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and new digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that this acquisition will extend our strategy of delivering a personalized, immersive and compelling audio experience across the network-connected entertainment value chain, and will complement our existing suite of technology and content delivery solutions while enabling us to strengthen our position in the large automotive market. For additional information, refer to Note 6, "Business Combinations."

Executive Summary

Highlights

•	Excluding royalty recoveries, revenue for the year ended December 31, 2015 increased by 2%, compared to the prior year.

•	Royalties from network-connected markets for the year ended December 31, 2015 increased by 3%, compared to the prior year, driven primarily by increased royalties from mobile and TV.

•
Our acquisition of iBiquity has expanded our footprint in the automotive markets, positioning us for continued growth in 2016 and beyond. Royalties from automotive, which included a partial quarter of revenue from licensing arrangements acquired from iBiquity, increased by 21% for the year ended December 31, 2015, compared to the prior year.

Trends, Opportunities, and Challenges

Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices—what we call the network-connected markets. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our primary focus to providing end-to-end audio solutions to the network-connected markets, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets.

We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into tens of thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including Alibaba, CinemaNow, M-GO and Starz. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Digital Rapids, Elemental Technologies, NexStreaming, Deluxe Digital Distribution and CastLabs.

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

•
Goodwill, Other Intangible Assets and Long-Lived Assets. Significant judgments are required in assessing impairment of goodwill, other intangibles, and long-lived assets, which includes estimating future revenues, cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the amount of impairment charges, if any. The estimates used represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill, other intangibles and long-lived assets. For additional information, also refer to Note 7, "Goodwill and Other Intangibles."

•
Stock-based Compensation.  We believe this to be a critical accounting estimate because if any of the estimates involved require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations. For additional information, also refer to Note 12, "Stock-Based Compensation."

•
Income Taxes.  We must make estimates and judgments in determining our income tax provision, including valuation allowances on deferred tax assets, undistributed foreign earnings, and uncertain tax positions. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Our multi-national legal structure is complex, which increases the complexity of the estimates and judgments used in our accounting for income taxes. Significant changes to our estimates or judgments may result in an increase or decrease to our tax provision in a subsequent period.

We believe the valuation allowance against deferred tax assets to be a critical accounting estimate, because when we establish or reduce the allowance, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

Should we decide to remit the undistributed earnings of our foreign subsidiaries to the US in a future period, our provision for income taxes may increase materially in the period that our intent changes.

Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Although the outcome of any tax audit is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provision includes amounts sufficient to cover any assessments. Nonetheless, the amounts ultimately agreed to upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.

For additional information, also refer to Note 11, "Income Taxes."

•
Business Combinations.  Fair value valuations require management to make significant estimates and assumptions. Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6, "Business Combinations."

Geographic Information

For revenue by geographical area, refer to Note 15, "Segment and Geographic Information."

Long-lived tangible assets, net of accumulated depreciation, by geographic region was (in thousands):

	As of December 31,
	2015	2014	2013
US	$27,408	$25,494	$27,979
International	1,614	1,595	2,137
Total long-lived tangible assets, net	$29,022	$27,089	$30,116

Results of Operations

Revenue

	Years Ended December 31,			2015 vs. 2014 Change		2014 vs. 2013 Change
	2015	2014	2013	$	%	$	%
	($ in thousands)
Revenue	$138,209	$143,913	$125,148	$(5,704)	(4)%	$18,765	15%

Revenue for 2015 included $5.6 million of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenue for 2014 and 2013 included $13.4 million and $6.3 million in royalty recoveries, respectively. While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, the impact of royalty recoveries has been excluded from our revenue discussions in order to provide a more comparable analysis.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Excluding royalty recoveries, revenues increased by $2.1 million. The increase was primarily attributable to increased royalties from automotive, which were up 21%, primarily as a result of the acquisition of iBiquity in the fourth quarter of 2015. Automotive royalties represented just over 10% of revenue in 2014, and grew to nearly 15% of revenue in 2015, primarily as a result of the acquisition of iBiquity. The overall increase in revenue was also due to a 3% increase in network-connected markets, driven primarily by increased royalties from mobile and TV. Network-connected markets approached 50% of revenue in both 2015 and 2014. These increases were partially offset by a decrease from Blu-ray related royalties, down 10%, and a decrease in royalties from home AV markets, which were down 9%, as network-connected devices become more mainstream. We expect to see continued growth from the network-connected and automotive markets, as we expand our footprint in terms of both products and geographies served.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Excluding royalty recoveries, the increase in revenue was primarily attributable to increased royalties from network-connected markets, which were up 16%. These royalties approached 50% of total revenue for 2014, and were approximately

45% of total revenue for 2013. The increase in royalties from network-connected markets was primarily driven by increased royalties from TV. The increase was also driven by growth from Blu-ray related royalties, up 17%, which was largely the result of the success of the new game console cycle that launched in late 2013 and continued throughout 2014. Blu-ray related royalties comprised over 20% of revenue for both 2014 and 2013. These increases were partially offset by a decrease in royalties from home AV markets, which were down 12%, as network-connected devices become more mainstream. Home AV royalties represented less than 15% of revenue for both 2014 and 2013.

Gross Profit

	Years Ended December 31,						Percentage point change in gross margin
	2015		2014		2013
							2015 vs. 2014	2014 vs. 2013
	$	%	$	%	$	%
	($ in thousands)
Gross Profit	$123,132	89%	$132,818	92%	$115,360	92%	(3)%	—%

Our gross profit percentage for 2015 decreased compared to 2014 primarily as a result of amortization of new intangible assets acquired from iBiquity. Our gross profit percentage for 2014 remained relatively flat compared to 2013.

Selling, General and Administrative (SG&A)

			Change relative to prior year
	SG&A Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2015	$92,276	67%	$13,706	17%
2014	$78,570	55%	$(1,183)	(1)%
2013	$79,753	64%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The increase in SG&A was primarily due to $12.9 million of costs incurred in connection with the acquisition of iBiquity. Such costs included severance and other employee related costs, legal fees, other professional fees and other administrative costs. Additionally, salary expense was higher in the fourth quarter of 2015 due to higher headcount from the acquisition.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The decrease in SG&A was primarily due to decreases in professional services fees and advertising and related activities for brand marketing and tradeshows. These decreases were partially offset by increases in employee related costs, which resulted primarily from increased accruals for estimated incentive compensation.

Research and Development (R&D)

			Change relative to prior year
	R&D Expenses	Percent of Revenues
Years Ended December 31,			$	%
	($ in thousands)
2015	$42,985	31%	$5,687	15%
2014	$37,298	26%	$6,153	20%
2013	$31,145	25%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The increase in R&D was primarily due to $3.6 million of costs incurred in connection with the acquisition of iBiquity. Such costs included severance costs and other employee related costs. Additionally, salary expense was higher in the fourth quarter of 2015 due to higher headcount from the acquisition.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The increase in R&D was primarily due to an increase in employee related costs, largely due to increased accruals for estimated incentive compensation, as well as consultant expenses to support our new programs and initiatives.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2015, we recorded a decrease to the fair value of the contingent consideration associated with the Phorus acquisition based on the determination of the final milestone payout, resulting in a gain of $0.4 million.

For the year ended December 31, 2014, we recorded an increase to the fair value of the contingent consideration, resulting in a loss of $0.4 million. This change in the fair value was due to improved forecasts as well as the passage of time. Offsetting the increased liability was a payout in the fourth quarter of 2014 of $0.5 million as a result of a milestone achievement.

For additional information refer to Note 4, "Fair Value Measurements."

Interest and Other Expense, Net

	Years Ended December 31,			2015 vs. 2014 Change		2014 vs. 2013 Change
	2015	2014	2013	$	%	$	%
	($ in thousands)
Interest and other expense, net	$(2,255)	$(413)	$(521)	$(1,842)	(446)%	$108	21%

Interest and other expense, net increased in 2015 compared to 2014 primarily due to higher interest expense on our new credit facility, which we entered into on October 1, 2015 in connection with the iBiquity acquisition. For additional information, refer to Note 9, "Long-term Debt." The slight decrease in 2014 compared to 2013 was primarily due to a gain from the sale of certain other assets in 2014.

Income Taxes

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Benefit for income taxes	$(1,663)	$(11,006)	$(8,634)
Effective tax rate	12%	(68)%	(121)%

The effective tax rate for 2015 differed from the US statutory rate of 35% primarily due to non-creditable foreign withholding taxes, unrecognized tax benefits, non-deductible transaction costs and the effect of varying foreign tax rates, partially offset by foreign tax credits not utilized and federal and state research development tax credits.

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

Due in part to the transfer of certain Japan and Taiwan intellectual property rights discussed in Note 11, "Income Taxes," we expect our annualized effective tax rate before discrete items to be lower than the US statutory rate for the foreseeable future.

Liquidity and Capital Resources

At December 31, 2015, we had cash, cash equivalents, and short-term investments of $61.9 million, compared to $99.4 million at December 31, 2014. At December 31, 2015, $49.3 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

Net cash provided by operating activities was $4.2 million, $41.1 million, $21.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows from operating activities were impacted by income (loss) from operations, adjusted for non-cash items, including stock-based compensation, depreciation and amortization, and the effect of changes in working capital and other operating activities. The operating cash flows for 2015 were also impacted by the payment of an employee incentive plan acquired from iBiquity and the timing of collection of certain accounts receivable balances. The operating cash flows for 2014 and 2013 were also impacted by the timing of collections of accounts receivable balances relating to royalty recoveries and accruals and payments for certain operating liabilities, including incentive compensation.

We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, and engineering and certification equipment, for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as corporate bonds. Net cash used in investing activities totaled $169.7 million for 2015, which resulted primarily from cash paid to acquire iBiquity, as well as purchases of available-for-sale investments, partially offset by maturities of available-for-sale investments. Net cash used in investing activities totaled $1.1 million for 2014, which resulted primarily from cash paid for business acquisitions, intangible assets and property and equipment, partially offset by investment maturities. Net cash provided by investing activities totaled $10.5 million for 2013 which resulted primarily from investment maturities, partially offset by purchases of investments and property and equipment.

Net cash provided by financing activities totaled $118.3 million for 2015, which resulted primarily from the proceeds from long-term borrowings used for the iBiquity acquisition, partially offset by the early repayment of a previous loan, and purchases of treasury stock. Net cash used in financing activities totaled $6.6 million for 2014, which resulted primarily from repayment of long-term borrowings and purchases of treasury stock, partially offset by proceeds from long-term borrowings and the issuance of common stock under stock-based compensation plans, including related tax benefits. Net cash used in financing activities totaled $23.7 million for 2013, which were primarily purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans, including related tax benefits.

Credit Agreement

On October 1, 2015, we entered into a new credit agreement, which provides us with (i) a $50.0 million revolving line of credit (the "Revolver") and (ii) a $125.0 million secured term loan (the "Term Loan"). We borrowed $125.0 million under the Term Loan and $35.0 million under the Revolver. The proceeds were used on October 1, 2015, together with cash and cash equivalents, to (i) finance the Merger and (ii) repay the $25.0 million of debt outstanding under our previous credit agreement, dated September 29, 2014. All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5.5 million of the principal amount of the Term Loan will be due and payable in quarterly installments starting on March 31, 2016, with the remaining balance due and payable on October 1, 2020. For additional information, refer to Note 9, "Long-term Debt."

We anticipate that repayment of the credit agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the year ended December 31, 2015 we were in compliance with all loan covenants.
Repurchases of Common Stock

In February 2012, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. Through the fourth quarter of 2013, all shares of common stock under this authorization were repurchased for an aggregate of $39.4 million.

In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. Through December 31, 2015, 1.0 million shares of common stock under this authorization were repurchased for an aggregate cost of $26.6 million.

Working Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents, short-term investments and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Additionally, under our new credit agreement, we currently have $15.0 million unused on the Revolver and may request additional term loans and increases to the Revolver in an aggregate principal amount up to $50.0 million.

Changes in our operating plans, including lower than anticipated revenues, increased expenses, acquisitions of businesses, products or technologies or other events, including those described in "Risk Factors" included elsewhere herein and in other filings, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, particularly if there is a lack of confidence in the financial markets and limited availability of capital and demand for debt and equity securities. Our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and additional debt financing, if available, and may involve significant cash payment obligations and financial or operational covenants that restrict our ability to operate our business.

Recently Issued Accounting Standards

Refer to "Recent Accounting Pronouncements" in Note 2 to our consolidated financial statements.

Contractual Obligations and Commitments

Future payments due under long-term debt and non-cancelable lease obligations as of December 31, 2015 were (in thousands):

	Payments due by period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt(1)	$21,875	$43,750	$94,375	$—	$160,000
Operating leases	$3,662	$5,416	$4,047	$2,063	$15,188
_______________________________________________________________________________

(1)
Under our credit agreement, our long-term debt bears a variable interest rate, and we are required to pay an annual commitment fee on the unused portion of the Revolver (refer to Note 9, "Long-Term Debt").

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

As of December 31, 2015, our total amount of gross unrecognized tax benefits was $19.5 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations.

As of December 31, 2015, we have accrued $0.4 million of payments due under certain contractual rights arrangements. Additionally, under existing contractual rights arrangements, we may be obligated to pay up to approximately $8.1 million over an estimated period of five years if certain milestones are achieved.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. There have been no material changes in our market risks for the year ended December 31, 2015, compared to the prior year, except for our interest rate risk relating to our new credit facility, entered into on October 1, 2015, as described below.

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt and interest income from investments. As of December 31, 2015, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $1.6 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments were, and may in the future be, in short-term and long-term marketable securities, US government securities and corporate bonds. As of December 31, 2015, a one percentage point change in interest rates for our cash and investments throughout a one-year period would have an annual effect of approximately $0.6 million on our income before income taxes.

Exchange Rate Risk

During the year ended December 31, 2015, we derived approximately 80% of our revenues from sales outside the US and maintain research and development, sales, marketing, or business development offices in several foreign countries. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. We do have limited foreign currency risk on certain revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 1% of total revenues during 2015. Operating expenses, including cost of revenue, for our foreign subsidiaries were approximately $24.4 million in 2015. Based on these expenses for 2015, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our income before income taxes.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2015, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

DTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DTS, Inc.
Calabasas, California

       We have audited the accompanying consolidated balance sheet of DTS, Inc. and subsidiaries (the "Company") as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2015 and December 31, 2014. Our audit also included the financial statement schedule for the year ended December 31, 2015 and December 31, 2014 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DTS, Inc. and subsidiaries as of December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, on October 1, 2015 the Company completed the acquisition of iBiquity Digital Corporation pursuant to the Agreement and Plan of Merger, dated August 31, 2015.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DTS, Inc.
Calabasas, California

We have audited the internal control over financial reporting of DTS, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at iBiquity Digital Corporation, which was acquired on October 1, 2015 and whose financial statements constitute approximately 54% of total assets and 3% of revenues of the consolidated financial statement amounts as of and for the fiscal year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at iBiquity Digital Corporation. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 7, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the acquisition of iBiquity Digital Corporation on October 1, 2015.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
DTS, Inc.

We have audited the consolidated balance sheet of DTS, Inc. (the “Company”) as of December 31, 2013 (not presented herein), and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule for the year ended December 31, 2013 listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTS, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Irvine, California
March 20, 2014

DTS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$52,208	$99,435
Short-term investments	9,657	—
Accounts receivable, net of allowance for doubtful accounts of $541 and $143 at December 31, 2015 and December 31, 2014, respectively	12,454	12,364
Deferred income taxes	—	12,095
Prepaid expenses and other current assets	5,855	5,892
Income taxes receivable	4,130	3,925
Total current assets	84,304	133,711
Property and equipment, net	29,022	27,089
Intangible assets, net	157,936	48,543
Goodwill	108,726	50,356
Deferred income taxes	24,018	26,176
Other long-term assets	3,934	2,395
Total assets	$407,940	$288,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,979	$4,492
Accrued expenses	22,960	16,761
Deferred revenue	5,711	10,827
Income taxes payable	123	294
Current portion of long-term debt	21,486	5,000
Total current liabilities	56,259	37,374
Long-term debt	136,666	20,000
Other long-term liabilities	9,983	11,993
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at December 31, 2015 and 2014; 21,988 and 21,440 shares issued at December 31, 2015 and 2014, respectively; 17,321 and 17,373 shares outstanding at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	258,660	241,053
Treasury stock, at cost—4,667 and 4,067 at December 31, 2015 and 2014, respectively	(111,331)	(92,184)
Accumulated other comprehensive income	778	808
Retained earnings	56,922	69,223
Total stockholders' equity	205,032	218,903
Total liabilities and stockholders' equity	$407,940	$288,270

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$138,209	$143,913	$125,148
Cost of revenue	15,077	11,095	9,788
Gross profit	123,132	132,818	115,360
Operating expenses:
Selling, general and administrative	92,276	78,570	79,753
Research and development	42,985	37,298	31,145
Change in fair value of contingent consideration	(420)	400	(6,000)
Impairment of intangible assets	—	—	2,820
Total operating expenses	134,841	116,268	107,718
Operating income (loss)	(11,709)	16,550	7,642
Interest and other expense, net	(2,255)	(413)	(521)
Income (loss) before income taxes	(13,964)	16,137	7,121
Benefit for income taxes	(1,663)	(11,006)	(8,634)
Net income (loss)	$(12,301)	$27,143	$15,755
Net income (loss) per common share:
Basic	$(0.71)	$1.58	$0.87
Diluted	$(0.71)	$1.55	$0.86
Weighted average shares outstanding:
Basic	17,396	17,180	18,097
Diluted	17,396	17,561	18,334

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(12,301)	$27,143	$15,755
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	94
Unrealized gains and losses on available-for-sale securities and other, net	(30)	61	(6)
Total comprehensive income (loss)	$(12,331)	$27,204	$15,843

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2012	18,208	$3	$213,787	$(59,848)	$659	$26,325	$180,926
Exercise of options and related tax shortfall of $2,090	27	—	(1,673)	—	—	—	(1,673)
Issuance of common stock under employee stock purchase plan	161	—	2,059	—	—	—	2,059
Restricted stock award forfeitures and shares withheld for taxes	(8)	—	(929)	—	—	—	(929)
Restricted stock unit vesting	82	—	—	—	—	—	—
Stock-based compensation charge	—	—	11,727	—	—	—	11,727
Stock repurchases	(1,191)	—	—	(24,841)	—	—	(24,841)
Net income	—	—	—	—	—	15,755	15,755
Other comprehensive income	—	—	—	—	88	—	88
Balance at December 31, 2013	17,279	$3	$224,971	$(84,689)	$747	$42,080	$183,112
Exercise of options and related tax shortfall of $310	206	—	4,174	—	—	—	4,174
Issuance of common stock under employee stock purchase plan	172	—	2,233	—	—	—	2,233
Shares withheld for taxes	—	—	(817)	—	—	—	(817)
Restricted stock unit vesting	90	—	—	—	—	—	—
Stock-based compensation charge	—	—	10,492	—	—	—	10,492
Stock repurchases	(374)	—	—	(7,495)	—	—	(7,495)
Net income	—	—	—	—	—	27,143	27,143
Other comprehensive income	—	—	—	—	61	—	61
Balance at December 31, 2014	17,373	$3	$241,053	$(92,184)	$808	$69,223	$218,903
Exercise of options and related tax shortfall of $733	319	—	5,631	—	—	—	5,631
Issuance of common stock under employee stock purchase plan	119	—	2,623	—	—	—	2,623
Shares withheld for taxes	—	—	(2,913)	—	—	—	(2,913)
Restricted stock unit vesting	110	—	—	—	—	—	—
Stock-based compensation charge	—	—	12,266	—	—	—	12,266
Stock repurchases	(600)	—	—	(19,147)	—	—	(19,147)
Net loss	—	—	—	—	—	(12,301)	(12,301)
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Balance at December 31, 2015	17,321	$3	$258,660	$(111,331)	$778	$56,922	$205,032

See accompanying notes to consolidated financial statements.

DTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,301)	$27,143	$15,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,692	14,404	15,399
Stock-based compensation charges	12,266	10,492	11,727
Deferred income taxes	1,288	(14,740)	(14,849)
Tax benefits (shortfalls) from stock-based awards	—	(310)	(2,090)
Excess tax benefits from stock-based awards	—	(518)	(67)
Change in fair value of contingent consideration	(420)	400	(6,000)
Impairment of intangible assets	—	—	2,820
Amortization of debt issuance costs	888	—	—
Other	680	117	858
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	12,992	(377)	(2,474)
Prepaid expenses and other assets	1,128	(1,799)	(980)
Accounts payable, accrued expenses and other liabilities	4,026	6,600	(3,568)
Deferred revenue	(6,135)	459	2,603
Income taxes receivable/payable	(8,651)	(805)	2,281
Payment of iBiquity employee incentive plan	(19,288)	—	—
Net cash provided by operating activities	$4,165	$41,066	$21,415
Cash flows from investing activities:
Purchases of available-for-sale investments	(34,666)	—	(4,974)
Maturities of available-for-sale investments	22,300	5,000	19,184
Sales of available-for-sale investments	6,502	—	—
Cash paid for business acquisitions, net	(156,563)	(3,200)	—
Sale of other assets	—	725	—
Purchases of property and equipment	(4,275)	(1,579)	(2,766)
Purchases of intangible assets	(2,675)	(2,025)	(938)
Other investing activities	(300)	—	—
Net cash provided by (used in) investing activities	$(169,677)	$(1,079)	$10,506
Cash flows from financing activities:
Proceeds from long-term borrowings	160,000	30,000	—
Repayment of long-term borrowings	(25,000)	(35,000)	—
Payment of debt issuance costs	(3,642)	—	—
Payment of contingent consideration	—	(500)	(500)
Proceeds from the issuance of common stock under stock-based compensation plans	8,987	6,717	2,476
Cash paid for shares withheld for taxes	(2,913)	(817)	(929)
Excess tax benefits from stock-based awards	—	518	67
Purchases of treasury stock	(19,147)	(7,495)	(24,841)
Net cash provided by (used in) financing activities	$118,285	$(6,577)	$(23,727)
Net change in cash and cash equivalents	(47,227)	33,410	8,194
Cash and cash equivalents, beginning of the year	99,435	66,025	57,831
Cash and cash equivalents, end of the year	$52,208	$99,435	$66,025
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,203	$349	$363
Cash paid for income taxes	$1,585	$771	$1,942
Significant non-cash transactions:
Accruals for purchases of intangible assets	$400	$1,000	$—

See accompanying notes to consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1—The Company

DTS, Inc. (the "Company") is a leading provider of premier audio solutions that are incorporated into an array of consumer electronics devices by hundreds of licensee customers around the world. The Company's audio technologies enable recording, delivery and playback of simple, personalized, and immersive high-definition audio and are currently used in a variety of product applications, including televisions (TVs), personal computers (PCs), smartphones, tablets, digital media players, set-top-boxes, soundbars, wireless speakers, video game consoles, Blu-ray Disc players, automotive audio systems, audio/video receivers, DVD-based products and home theater systems. In addition, the Company provides technologies and services to motion picture studios, radio and TV broadcasters, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio in their content. The Company also provides a suite of audio processing technologies designed to enhance the entertainment experience for users of consumer electronics products subject to physical limitations, such as TVs, PCs and mobile devices.

The Company commenced operations in 1990 as Digital Theater Systems Corporation ("DTS Corp"). In 1993, DTS Corp became the general partner of Digital Theater Systems, L.P. ("the Partnership"). In 1994, the Partnership formed DTS Technology, LLC to develop audio technologies for the consumer electronics and other markets. In 1997, the Company completed a reorganization and tax-free exchange with the predecessor entities and was incorporated in Delaware. In 2003, the Company completed its initial public offering, and in May 2005, the Company changed its name from Digital Theater Systems, Inc. to DTS, Inc.

Acquisitions

On July 5, 2012, the Company completed its acquisition of assets from Phorus, Inc. and Phorus, LLC (collectively "Phorus") pursuant to an Asset Purchase Agreement. On July 20, 2012, the Company completed its acquisition of SRS Labs, Inc. (SRS), pursuant to the Agreement and Plan of Merger and Reorganization, dated April 16, 2012. On August 14, 2014, the Company acquired substantially all of the assets of Manzanita Systems, Inc. (Manzanita). The Company considers the allocation of the purchase price of Manzanita to be immaterial to the consolidated financial statements.

On October 1, 2015, the Company completed the acquisition of iBiquity Digital Corporation (iBiquity), pursuant to the Agreement and Plan of Merger, dated August 31, 2015 (the “Merger Agreement”), by and among the Company; Wavelength Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub); iBiquity; the lenders' representative; and the lenders named therein. Pursuant to the Merger Agreement, Merger Sub was merged with and into iBiquity, with iBiquity surviving the merger as a wholly owned subsidiary of the Company (the "Merger").

All of the above acquisitions were accounted for under the acquisition method of purchase accounting. For additional information, refer to Notes 2, 4 and 6, "Significant Accounting Policies," "Fair Value Measurements" and "Business Combinations," respectively.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in accordance with US GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, valuations of goodwill, other intangible assets, long-lived assets, stock-based compensation, income taxes and business combinations. The Company bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from those estimates.

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

Two customers each accounted for 15% of revenues for the year ended December 31, 2015. Two customers accounted for 15% and 14%, respectively, of revenues for the year ended December 31, 2014. Three customers accounted for 21%, 12% and 12%, respectively, of revenues for the year ended December 31, 2013. The revenue from one of the customers accounting for 12% of revenues for the year ended December 31, 2013 exceeded 10% of revenues due to royalty recoveries.

As of December 31, 2015, three customers accounted for 16%, 14% and 14% of accounts receivable, respectively, each of which resulted from the normal course of business or royalty recoveries. One customer accounted for 42% of accounts receivable at December 31, 2014, which resulted from the normal course of business, and another customer accounted for 26% of accounts receivable, which resulted from royalty recoveries.

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

Long-Lived Assets

The Company periodically assesses potential impairments to its long-lived assets by performing an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment charge. An impairment charge is reflected as the amount by which the carrying amount exceeds the fair market value of the asset, based on the fair market value, if available, or discounted cash flows. To date, there has been no impairment of long-lived tangible assets.

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

To test goodwill for impairment, the Company performs a qualitative assessment (Step 0) to determine whether further impairment testing is necessary. Qualitative factors considered include, but are not limited to, general macroeconomic conditions; industry and market conditions and trends; overall financial performance and trends in cash flows or revenue; changes in strategy or customers; and changes in share price.

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

The Company's definite-lived intangibles principally consist of customer relationships, acquired technology, tradenames, contractual rights arrangements, patents and trademarks, which are being amortized over their respective estimated useful lives. Costs incurred in securing patents and trademarks and protecting the Company's proprietary technology and brand names paid to third parties are capitalized and internal costs are expensed as incurred. Patent and trademark costs are amortized over their estimated useful lives, typically five and ten years, respectively. The amortization period commences when the patent or trademark is issued. The Company reviews such assets for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or projected future operating results; significant changes in the strategy of the overall business; and significant negative industry or economic trends. Recoverability of an intangible is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment charge is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

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

Business Combinations

The Company includes the results of operations of the businesses that it has acquired in its consolidated results as of the respective dates of acquisition. However, as noted below in the revenue recognition policy, the Company will not begin to recognize revenue from certain licensing agreements acquired from iBiquity until the first quarter of 2016.

The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, the Company records a charge for the value of the related intangible asset in its consolidated statement of operations in the period it is abandoned. The fair value of contingent consideration associated with acquisitions is remeasured each reporting period and adjusted accordingly. Acquisition and integration related costs are recognized separately from the business combination and are expensed as incurred.

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

Revenue from licensing audio technology, trademarks and know-how is generated from licensing agreements with consumer electronics products manufacturers, IC manufacturers and other customers that pay a license fee for products manufactured or sold. Licensees with a per-unit arrangement pay a per-unit license fee for each product manufactured or sold, as set forth in each license agreement. Licensees generally report manufacturing or sales information in the quarter subsequent to when such activity takes place. Consequently, the Company recognizes revenue from these per-unit licensing agreements in the quarter following the quarter of manufacture or sold, provided amounts are fixed or determinable and collection is reasonably assured, since the Company cannot reliably estimate the amount of revenue earned prior to the receipt of such reports. Use of this "quarter lag" method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain cash collections from licensing agreements acquired from iBiquity during the year ended December 31, 2015 were the result of products sold prior to October 1, 2015, the acquisition date. Therefore, the Company did not recognize revenue from these licensing agreements acquired from iBiquity during the year ended December 31, 2015. Accordingly, the Company only recognized revenue from licensing agreements acquired from iBiquity that resulted from products sold after the acquisition date.

Certain licensees have entered into minimum guarantee arrangements, whereby licensees pay a minimum fee for the right to license certain technology over the contract term. These agreements stipulate a fee that corresponds to a minimum number of units or dollars that the customers must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. For these agreements, the Company recognizes the minimum amount on these agreements as revenue ratably over the contract term. Consistent with the aforementioned policy for per-unit license fee agreements, the Company recognizes revenue relating to any additional per-unit fees on a quarter lag basis, since the Company cannot reliably estimate the amount of revenue earned from additional units manufactured or sold prior to the receipt of licensee reports.

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

Deferred revenues arise from payments for licensing audio technology and for other services received in advance of the culmination of the earnings process. Deferred revenues are recognized as revenue in future periods when the applicable revenue recognition criteria are met. Typically, deferred revenues arise from upfront payments for minimum guarantee arrangements that allow licensees to manufacture an unlimited or specified number of units over a specified term, and accordingly, these deferred revenues will be recognized as revenue ratably over the term of the arrangement.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For the years ended December 31, 2015, 2014 and 2013, withholding taxes were $2,498, $3,377, and $5,610, respectively. Withholding taxes were lower in 2015 compared to 2014 and 2013 due to the elimination of withholding taxes on licensing revenue from Japan as a result of the one-time transfer of intellectual property rights from Ireland to the US on January 1, 2014. The impact of this transfer is reflected for a full year in 2015 and only three quarters of 2014, due to the Company's quarter lag revenue policy.

Research and Development (R&D) Costs

The Company conducts its R&D internally and expenses are primarily comprised of the following costs incurred in performing research and development activities: salaries and benefits, related employee expenses, allocated overhead, contract services, and consultants. R&D costs are expensed as incurred.

Foreign Currency Translation

The functional currency of all the Company's wholly-owned subsidiaries is the US dollar. Certain subsidiaries have monetary assets and liabilities that are denominated in a currency that is different than the functional currency. The gains and losses resulting from this remeasurement and translation of monetary assets denominated in a currency that is different than the functional currency are reflected in the determination of net income (loss) and included in interest and other income (expense), net.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders' equity during a period from non-owner sources. To date, accumulated other comprehensive income has been comprised mostly of foreign currency translation, as a result of certain wholly-owned subsidiaries having a non-US dollar functional currency in prior years.

Advertising Expenses

Advertising and promotional costs are expensed as incurred and amounted to $6,263, $4,489, and $4,408, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value recognition approach. The Company uses the Black-Scholes option-pricing model to determine the fair value of any stock options granted, which requires the Company to make estimates regarding dividend yields, expected price volatility, risk free interest rates, forfeiture rates and the expected life of the option. The fair value of any restricted stock awarded is calculated using the closing market price of the Company's common stock on the date of grant. The Company recognizes these compensation costs net of estimated forfeitures and for only those shares expected to vest on a straight-line basis over the requisite service period of each award, which is generally four years. The Company estimates the forfeiture rate based on its historical experience.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. The deferred tax provision is primarily the result of changes in the deferred tax assets and liabilities. The Company recognizes interest and penalties related to income taxes in the provision for income taxes. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In the event that all, or part, of the deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance may be necessary. A valuation allowance adjustment would be recorded in the provision for income taxes in the period such determination is made.

The Company presents unrecognized tax benefits as a reduction to deferred tax assets for net operating loss carryforwards or tax credit carryforwards, except in the case where the net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-9, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. Entities have the option of applying either a full retrospective approach or a modified approach. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU clarifies ASU 2015-03 to note that the SEC staff would not object to an entity presenting debt issuance costs related to line-of-credit agreements as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these ASUs in the fourth quarter of 2015. As of December 31, 2015, $224 and $839 of debt issuance costs related to the Company's new revolving line of credit are presented in the consolidated balance sheet as other current assets and other long-term assets, respectively. As of December 31, 2015, $389 and $1,459 of debt issuance costs related to the Company's new term loan are presented in the consolidated balance sheet as a deduction from the carrying amount of the current portion of long-term debt and long-term debt, respectively. These ASUs do not have a material impact on the Company's consolidated balance sheet as of December 31, 2014. For additional information on this new credit facility, refer to Note 9, "Long-term Debt."

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments." The ASU requires that adjustments to provisional amounts identified during the

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 2—Significant Accounting Policies (Continued)

measurement period be recognized in the reporting period in which the adjustment amounts are determined. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early application is permitted for financial statements that have not been issued. The Company expects to adopt this ASU for any measurement period adjustments relating to the acquisition of iBiquity Digital Corporation. For additional information on this acquisition, refer to Note 6, "Business Combinations."

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes." The ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. For public entities, the ASU is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods, and early adoption is permitted. The ASU may be applied either prospectively or retrospectively. In the fourth quarter of 2015, the Company has adopted this ASU, and as such all deferred tax assets and liabilities have been classified as noncurrent on the consolidated balance sheet as of December 31, 2015. The Company has elected to apply this ASU on a prospective basis, and thus the presentation of deferred tax assets and liabilities as of December 31, 2014 has not been retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

Note 3—Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consist of the following:

	As of December 31,
	2015	2014
Cash and cash equivalents:
Cash	$16,257	$17,899
Money market accounts	35,951	81,536
Total cash and cash equivalents	$52,208	$99,435
Short-term investments:
Corporate bonds	$9,657	$—
Total short-term investments	$9,657	$—

The Company had no material gross realized or unrealized holding gains or losses from its investments for the years ended December 31, 2015, 2014 and 2013.

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

The Company classifies the fair value of the contingent consideration liability within Level 3 of the fair value hierarchy, as the fair value is based upon unobservable inputs supported by no market activity. As of December 31, 2014, the Company measured the fair value of the remaining contingent consideration using an income approach, based on an analysis of projected cash flows using a discount rate of 15%. As of December 31, 2015, the Company determined the payout under the final milestone of the contingent consideration to be $480. The Company paid this amount in the first quarter of 2016.

The Company's financial assets and liabilities, measured at fair value on a recurring basis, were:

		Fair Value Measurements at Reporting Date Using
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015
Corporate bonds	$9,657	$—	$9,657	$—
Contingent consideration(1)(2)	$(480)	$—	$—	$(480)
As of December 31, 2014
Contingent consideration(1)	$(900)	$—	$—	$(900)
_______________________________________________________________________________

(1)	The full balance was classified in accrued expenses on the consolidated balance sheet.

(2)	Represents the actual determined payout of the final milestone, which was paid in the first quarter of 2016.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 4—Fair Value Measurements (Continued)

The changes in the fair value of liabilities categorized as Level 3 were:

	For the Years Ended December 31,
	2015		2014
Balance, beginning of year	$(900)		$(1,000)
Payment of contingent consideration(1)	—		500
Change in fair value of contingent consideration(2)	420		(400)
Balance, end of year	$(480)	(3)	$(900)
_______________________________________________________________________________

(1)	Resulted from achievement of the second milestone in the fourth quarter of 2014.

(2)	These changes are reflected within operating expenses in the consolidated statements of operations.

(3)	Represents the actual determined payout of the final milestone, which was paid in the first quarter of 2016.

Note 5—Property and Equipment
Property and equipment was:

	As of December 31,
	2015	2014
Land	$6,600	$6,600
Building and improvements	21,423	21,407
Machinery and equipment	7,707	5,520
Office furniture and fixtures	8,780	7,988
Leasehold improvements	5,320	4,418
Software	8,639	7,188
	58,469	53,121
Less: Accumulated depreciation	(29,447)	(26,032)
Property and equipment, net	$29,022	$27,089

Depreciation expense was $4,131, $4,587, and $5,550, for the years ended December 31, 2015, 2014 and 2013, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations

Acquisition of SRS

On July 20, 2012, the Company completed its acquisition of SRS, which was accounted for using the acquisition method of accounting. The Company completed the final allocation of the purchase price in 2013.

The consolidated statement of operations for the year ended December 31, 2013 included $1,520 and $38 of acquisition and integration related costs in selling, general and administrative and research and development expense, respectively. Acquisition and integration related costs included severance costs, change in control costs, banker fees, legal fees, other professional fees, contract termination costs and other administrative costs.

Acquisition of Manzanita's Assets

On August 14, 2014, the Company acquired substantially all of the assets of Manzanita. This asset purchase was accounted for using the acquisition method of accounting. The allocation of the purchase price, which the Company considers to be immaterial to the consolidated financial statements, was completed in 2014.

Acquisition of iBiquity

On October 1, 2015, the Company completed the acquisition of iBiquity. iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and new digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. The Company believes that this Merger will extend its strategy of delivering a personalized, immersive and compelling audio experience across the network-connected entertainment value chain, and will complement its existing suite of technology and content delivery solutions while enabling it to strengthen its position in the large automotive market.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

The Merger was accounted for under the acquisition method of accounting. The preliminary aggregate consideration for the Merger was $177,770. The final consideration for the Merger is subject to certain working capital and other adjustments. The preliminary allocation of the purchase price, which was based on preliminary estimates and valuations of management, was:

	Weighted Average Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents (1)			$20,837
Short-term investments (2)			4,000
Accounts receivable			13,468
Prepaid expenses and other current assets			1,058
Property and equipment			1,656
Goodwill			58,370
Identifiable intangible assets:
Customer relationships	10	70,225
Developed technology	10	33,590
Tradenames	10	9,590
IPR&D		7,583
Total identifiable intangible assets			120,988
Other long-term assets			190
Accounts payable			(535)
Accrued expenses (1)			(21,402)
Deferred revenue			(1,019)
Deferred tax liabilities, net			(13,058)
Other long-term liabilities			(6,783)
Total preliminary purchase price			$177,770
_______________________________________________________________________________

(1)
$19,288 of acquired cash and cash equivalents was used to pay iBiquity's employee incentive plan, which is included within accrued expenses in the allocation above. The liability was paid immediately following consummation of the Merger. Payment of this liability is reflected within operating cash flows in the consolidated statement of cash flows for the year ended December 31, 2015.

(2)	All acquired short-term investments were liquidated shortly after the consummation of the Merger.

Customer relationships represent existing relationships with the suppliers of auto receivers, automakers, integrated circuit and electronic component manufacturers, broadcast equipment manufacturers, radio broadcasters and others. Developed technology relates to the underlying HD Radio technology and existing features that have reached technological feasibility. Tradenames are primarily related to the HD Radio consumer brand name. In process research and development (IPR&D) represents assets that are currently being developed and have not yet been completed or fully commercialized. The Company will test these intangible assets for impairment in accordance with its policy in Note 2, "Significant Accounting Policies."
The fair values of the customer relationships were determined using the multi-period excess earnings and replacement cost methods. The fair values of the developed technology and tradenames were determined using the relief-from-royalty method. The discount rate utilized for these intangible assets was 17%, which was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The fair value

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

of IPR&D was determined using the replacement cost method, the value of which reflects the riskier profile of incomplete R&D projects relative to that of existing assets.

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and it includes the value of the synergies between the iBiquity and the Company and the acquired assembled workforce, neither of which qualities as an identifiable intangible asset. None of the goodwill recognized upon the acquisition is deductible for tax purposes.

Certain amounts of assets and liabilities recorded in the preliminary purchase price allocation above are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such assets and liabilities. The measurement of royalty recoveries remains provisional, because there may have been underreported royalty recoveries owed to iBiquity prior to the close of the acquisition, and the Company has not yet obtained the necessary information to determine such amounts. The Company is also waiting on information necessary to determine the fair value of certain rebate accruals and related indemnification assets. The measurement of legal contingencies has not yet been finalized because the Company has not yet received the information necessary to determine the fair value of any such contingencies. The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards. In addition, the Company is waiting on information related to certain pre-acquisition income tax filing positions of iBiquity that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

Unless otherwise stated, the Company's financial results for 2015 include iBiquity from October 1, 2015 through December 31, 2015. $9,950 of cash collected during the fourth quarter of 2015 was from licensing agreements earned by iBiquity during the third quarter of 2015. The related customer reporting did not occur until the fourth quarter of 2015 for these amounts. Under normal circumstances, the Company would recognize these revenues when reported, which would have resulted in the recording of $9,950 of additional revenues during the fourth quarter of 2015 under the Comany's revenue recognition policy discussed in Note 2, "Significant Accounting Policies." However, due to the application of the acquisition method of accounting, the Company recorded a receivable of $9,950 in the iBiquity opening balance sheet since the revenues were earned prior to October 1, 2015 and represent an acquired asset. Revenues recognized from licensing agreements acquired from iBiquity amounted to $4,602 for the year ended December 31, 2015. Loss before income taxes of iBiquity included in the consolidated statement of operations for the year ended December 31, 2015 was $8,836.

Transaction costs to consummate the Merger, which primarily included adviser and legal fees, were $3,192. Additionally, the Company incurred other acquisition and integration costs, which included certain employee compensation and related costs, professional service fees and other administrative costs. In total, acquisition and integration costs, including transaction costs to consummate the Merger, included in the Company's consolidated statement of operations were:

For the Year Ended December 31, 2015
Selling, general and administrative	$8,556
Research and development	2,487
Total acquisition and integration related costs	$11,043

In connection with the Merger, the Company evaluated the potential synergies of the combined entity and implemented a restructuring plan (see Note 10, "Commitments and Contingencies").

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 6—Business Combinations (Continued)

The pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014, nor is it necessarily indicative of future results. The following table presents the pro forma operating results as if iBiquity had been included in the Company's consolidated statements of operations as of January 1, 2014:

	For the Years Ended December 31,
	2015	2014
Revenue	$185,371	$181,883
Net income (loss)	$(5,118)	$21,231
Net income (loss) per common share - basic	$(0.29)	$1.24
Net income (loss) per common share - diluted	$(0.29)	$1.21

The pro forma financial information assumes the companies were combined as of January 1, 2014 and includes the impact of purchase accounting and other material nonrecurring items directly attributable to the acquisition, which include the following: adjustments to reflect the impact of revenues earned prior to the acquisition date; adjustments to revenue resulting from the adjustment of the acquired deferred revenue balance to fair value as part of purchase accounting; amortization expense from acquired intangible assets; interest expense for the new debt obtained to help finance the acquisition; amortization of additional debt issuance costs; stock-based compensation expense associated with stock awards granted to new employees from iBiquity; transaction costs; and the related tax impact of the above adjustments estimated using a statutory tax rate of 35%.

Note 7—Goodwill and Other Intangibles

During the years ended December 31, 2015 and 2014, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles for the years ended December 31, 2015 and 2014. In the fourth quarter of 2015 and 2014, the Company performed its annual assessment of goodwill impairment as of October 31, 2015 and 2014. The Company performed a qualitative assessment (Step 0) to determine whether further impairment testing was necessary using the qualitative factors as discussed in Note 2, "Significant Accounting Policies." Based on these assessments, no goodwill impairment was identified for the years ended December 31, 2015 and 2014.

During the year ended December 31, 2013, the Company performed an interim impairment test of goodwill and certain intangibles associated with the Phorus reporting unit as a result of revised forecasts and lower than expected results. For the definite-lived intangibles, the Company first performed an undiscounted cash flow analysis which indicated the definite-lived intangible assets were not fully recoverable, and then used a discounted cash flow method to estimate the fair value, resulting in an impairment charge for the amount that the carrying amount of the definite-lived intangible assets exceeded the fair value. For the indefinite-lived intangibles, the Company used a discounted cash flow method to estimate the fair value of the assets and recognized an impairment charge for the amount that the carrying amount of the assets exceeded the fair value. As a result, the Company recorded an impairment charge of $2,820 in the consolidated statement of operations. For goodwill, due to the negative carrying value of the Phorus reporting unit, the Company performed a qualitative assessment and determined that it was more likely than not that a goodwill impairment existed. As such, the Company proceeded to Step 2 of the goodwill impairment test, and estimated the fair value of the reporting unit using both income and market approaches, including a discounted cash flow method. The Company determined that the fair value of goodwill associated with the Phorus reporting unit substantially exceeded the carrying value. As such, no goodwill impairment was recognized for the year ended December 31, 2013.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Other Intangibles (Continued)

The changes in the Company's goodwill were:

Goodwill
Balance at December 31, 2013	$48,418
Increase related to business acquisitions	1,938
Balance at December 31, 2014	$50,356
Increase related to business acquisitions	58,370
Balance at December 31, 2015	$108,726

To date, there has been no impairment of goodwill.

The Company's other intangible assets were:

		As of December 31, 2015			As of December 31, 2014
	Weighted Average Life (Years)	Gross Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Amount(1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$116,026	$(22,039)	$93,987	$45,801	$(14,525)	$31,276
Acquired technology	9	52,073	(14,071)	38,002	18,483	(10,575)	7,908
Tradenames	9	12,851	(2,452)	10,399	3,261	(1,581)	1,680
Contractual Rights	5	7,713	(2,527)	5,186	6,288	(1,299)	4,989
Patents	5	3,805	(1,538)	2,267	3,405	(1,233)	2,172
Trademarks	10	894	(417)	477	785	(357)	428
Non-compete	2	492	(457)	35	492	(402)	90
Total amortizable intangible assets		193,854	(43,501)	150,353	78,515	(29,972)	48,543
IPR&D		7,583	—	7,583	—	—	—
Total intangible assets		$201,437	$(43,501)	$157,936	$78,515	$(29,972)	$48,543
_______________________________________________________________________________

(1)
Includes write-downs of $2,304 for acquired technology, $156 for non-compete, and $360 for IPR&D, which are reflected within operating expenses in the consolidated statement of operations for the year ended December 31, 2013.

Amortization of intangibles included in the consolidated statements of operations was:

	For the Years Ended December 31,
	2015	2014	2013
Cost of revenue	$12,245	$8,793	$8,848
Operating expenses	1,316	1,024	1,001
Total amortization of intangible assets	$13,561	$9,817	$9,849

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 7—Goodwill and Other Intangibles (Continued)

The Company expects the future amortization of amortizable intangible assets held at December 31, 2015, excluding IPR&D, to be:

Years Ending December 31,	Estimated Amortization Expense
2016	$22,060
2017	21,526
2018	19,578
2019	18,298
2020	14,936
2021 and thereafter	53,955
Total	$150,353

Note 8—Accrued Expenses

Accrued expenses consisted of:

	As of December 31,
	2015	2014
Accrued payroll and related benefits	$17,998	$13,893
Contingent consideration	480	900
Other	4,482	1,968
Total accrued expenses	$22,960	$16,761

Note 9—Long-term Debt

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

Amounts borrowed under the Credit Agreement will bear interest, at the option of the Company, at either (i) LIBOR plus an applicable margin ranging from 1.50% to 2.25% (the “LIBOR Option”); or (ii) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the prime commercial lending rate publicly announced by Wells Fargo or (c) the daily LIBOR for a one month interest period plus 1%, plus an applicable margin ranging from 0.50% to 1.25% (the “Base Rate Option”). Pursuant to the Credit Agreement, the Company is required to pay a quarterly commitment fee on the unused portion of the Revolver ranging from 0.25% to 0.45%. This commitment fee and applicable margin used for the interest rates under the LIBOR Option and Base Rate Option are calculated based on the level of the Company’s consolidated total leverage ratio, as defined in the Credit

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 9—Long-term Debt (Continued)

Agreement. Interest expense, including amortization of debt issuance costs, was $2,091, $349 and $363 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’ ability to borrow amounts under the Credit Agreement is conditioned upon its compliance with specified covenants, including certain reporting covenants and financial covenants that require the Company to maintain for each consecutive four fiscal quarter period (i) a maximum consolidated total leverage ratio ranging from 2.75 to 3.25 and (ii) a minimum consolidated fixed charge coverage ratio ranging from 1.25 to 1.50, both of which are defined in the Credit Agreement. In addition, the Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, restrictions on the Company’s ability to dispose of certain assets, enter into mergers, acquisitions or other business combination transactions, incur additional indebtedness, grant liens and make certain other restricted payments. The Credit Agreement allows the Company to pay dividends on its stock provided that after giving effect to any such dividend, the Company is in compliance with the financial covenants set forth in the Credit Agreement, maintains certain leverage ratios provided in the Credit Agreement, maintains cash and cash equivalents of not less than $30,000 and has not undergone an event of default.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 10—Commitments and Contingencies

In connection with the acquisition of iBiquity, the Company evaluated the potential synergies of the combined entity and implemented a restructuring plan in the fourth quarter of 2015. As a result, the Company recorded severance and related costs of $5,524 relating to approximately 70 employees, of which $4,392 and $1,132 were included in selling, general and administrative and research and development expenses, respectively, in the consolidated statement of operations for the year ended December 31, 2015. As of December 31, 2015, $5,517 of severance and related costs were accrued on the consolidated balance sheet. The unpaid amounts are expected to be paid during 2016.

Office facilities and certain office equipment are leased under operating leases expiring in various years through 2029. Some leases contain renewal options and escalation clauses including increases in annual rents based upon increases in the consumer price index. Minimum future rental payments under non-cancelable operating leases are as follows:

Years Ending December 31,
2016	$3,662
2017	2,988
2018	2,428
2019	2,091
2020	1,956
2021 and thereafter	2,063
$15,188

Rent expense amounted to $2,932, $2,388, and $2,270 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company has accrued $400 of payments due under certain contractual rights arrangements. Additionally, under existing contractual rights arrangements, the Company may be obligated to pay up to approximately $8,100 over an estimated period of five years if certain milestones are achieved.

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

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes

US and foreign income (loss) before income taxes and details of the benefit for income taxes were:

	For the Years Ended December 31,
	2015	2014	2013
US	$(12,358)	$6,032	$(18,019)
Foreign	(1,606)	10,105	25,140
Income (loss) before income taxes	$(13,964)	$16,137	$7,121

Current:
Federal	$(4,995)	$498	$(1,135)
State	(1,326)	(918)	19
Foreign	3,370	4,154	7,331
Total current	(2,951)	3,734	6,215
Deferred:
Federal	2,262	(15,127)	(13,301)
State	452	568	(1,133)
Foreign	(1,426)	(181)	(415)
Total deferred	1,288	(14,740)	(14,849)
Benefit for income taxes	$(1,663)	$(11,006)	$(8,634)

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

The components of temporary differences that gave rise to deferred income taxes were:

	As of December 31,
	2015	2014
Deferred tax assets:
Accrued revenues	$6,000	$7,899
Net operating loss carryforwards, net of unrecognized tax benefits	18,825	559
Credit carryforwards, net of unrecognized tax benefits	12,567	14,418
Depreciation and amortization	1,748	933
Stock-based compensation	10,509	8,893
Accruals, reserves and other	6,422	2,084
Capitalized R&D	6,057	—
Acquired intangibles	—	17,424
Total gross deferred tax assets	62,128	52,210
Valuation allowance	—	(494)
Total deferred tax assets	62,128	51,716
Deferred tax liabilities:
Acquired intangibles	38,110	13,410
Prepaid expenses	—	35
Total deferred tax liabilities	38,110	13,445
Deferred tax assets, net	$24,018	$38,271
Current deferred tax assets, net	$—	$12,095
Non-current deferred tax assets, net	24,018	26,176
Deferred tax assets, net	$24,018	$38,271

The Company regularly evaluates the need for a valuation allowance against its deferred tax assets. As of December 31, 2015, the Company believed it was more likely than not that its future taxable income will be sufficient to realize all of its deferred tax assets.

As of December 31, 2015, the Company had approximately $57,078 in US federal net operating loss carryforwards ("federal NOLs") and $76,027 in state net operating loss carryforwards ("state NOLs"), which begin to expire in 2029 and 2017, respectively. The federal and state NOLs each include $53,300 acquired from iBiquity (the "iBiquity NOLs"), which are subject to one or more limitations under section 382 of the Internal Revenue Code (IRC) of 1986, as amended ("Section 382"). In general, Section 382 may limit utilization of a loss company's tax attributes upon the occurrence of an "ownership change" within the meaning of Section 382.

In determining the iBiquity NOLs for which deferred tax assets were recorded, the Company estimated the consequences of the application of Section 382 to the Merger and prior iBiquity Section 382 ownership changes. As a result, the Company currently estimates that approximately $53,300 of the iBiquity federal and state NOLs are more likely than not to be realized and have recorded federal and state deferred tax assets for those amounts on a provisional basis. The iBiquity federal NOLs for which a deferred tax asset was recorded begin to expire in 2029. Although the Company projects future taxable income sufficient to realize the Company's NOLs, it is possible that some or all of these NOL carryforwards could ultimately expire unused. As discussed in Note 6, "Business Combinations," the measurement of acquired deferred tax assets may change as the Company is in the process of obtaining the necessary information to complete the analysis related to the iBiquity acquired NOLs and is waiting on information to assist the Company in finalizing the recording of assumed uncertain tax positions.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

Finalization of the purchase price allocation for these items is expected to alter the iBiquity NOLs presented within the Company's deferred tax assets when completed.

As of December 31, 2015, the Company had federal foreign tax credit carryforwards of $11,813 and federal R&D and other tax credit carryforwards of $5,477, which both begin to expire in 2017. In addition, the Company had state R&D tax credit carryforwards of $3,628, which do not expire. Utilization of certain credit carryforwards are subject to an annual limitation under Section 382.

Included in these carryforwards are stock-based compensation deductions that, when fully utilized, reduce cash income taxes and will result in a financial statement income tax benefit of $2,703. The future income tax benefit, if realized, will be recorded to additional paid-in capital on the consolidated balance sheet. The Company follows the with-and-without approach for determining when the stock-based compensation deductions are considered realized.

The income tax benefit excludes the current year income tax deductions related to the issuance of common stock from the exercise of stock options for which no compensation expense was recorded for financial statement purposes or for which the income tax deduction exceeded the expense recorded in the financial statements.

The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) before income taxes as follows:

	For the Years Ended December 31,
	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net	6.2	(0.6)	(5.5)
Effect of varying foreign rates	(3.2)	(15.5)	(96.5)
Foreign withholding taxes	(17.9)	20.9	78.8
Non-deductible transaction costs	(3.9)	—	—
Unremitted earnings of foreign subsidiary	—	—	(3.4)
Foreign IP transfer to US	—	147.4	—
Amortization of acquired foreign intangibles	—	(103.5)	—
Non-deductible meals and entertainment	(0.5)	0.4	1.0
Stock-based compensation expense	(1.8)	5.1	7.0
Foreign tax credits	7.6	(131.4)	—
Research and development credits	4.1	(4.5)	(11.9)
Domestic production activities deduction	—	(2.5)	—
Unrecognized tax benefits	(8.4)	6.6	8.0
Tax audit settlements	—	(20.6)	(11.6)
Deferred tax asset adjustment	(1.7)	(2.0)	(12.0)
Prepaid income taxes	(1.1)	(4.2)	—
Valuation allowance	—	—	(111.2)
Other	(2.5)	1.2	1.1
Effective tax rate	11.9%	(68.2)%	(121.2)%

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

The effective tax rate for the year ended December 31, 2015 differed from the US statutory rate primarily due to non-creditable foreign withholding taxes, unrecognized tax benefits, non-deductible transaction costs and the effect of varying foreign tax rates, partially offset by foreign tax credits not utilized and federal and state research development tax credits.

The effective tax rate for the year ended December 31, 2014 differed from the US statutory rate largely due to the net tax benefit of $12,612 associated with a one-time transfer of certain Japan and Taiwan intellectual property licensing rights on January 1, 2014, which allowed the Company to utilize certain foreign taxes paid as credits in the US, and to amortize the Company's basis in the intellectual property over 15 years for tax purposes.

The effective tax rate for the year ended December 31, 2013 differed from the US statutory rate largely due to the release of the valuation allowance on US federal deferred tax assets. As a result of the US taxable income expected from the planned transfer of intellectual property rights on January 1, 2014, the Company concluded that it was more likely than not that the valuation allowance on US federal deferred tax assets was no longer necessary. Accordingly, the Company released all of the US federal valuation allowance against net US federal deferred tax assets resulting in a $7,919 increase in the benefit for income taxes for the year ended December 31, 2013.

The Company has not provided for US income taxes or foreign withholding taxes in its effective tax rate on approximately $82,763 of undistributed earnings of foreign subsidiaries as of December 31, 2015. It is not practicable to calculate the unrecognized deferred tax liability on the unremitted earnings. The Company intends to reinvest these earnings indefinitely in operations outside of the US, and accordingly, no deferred tax liability has been established relative to these earnings.

As of December 31, 2015 and 2014, the Company's uncertain tax positions were $19,454 and $11,246, respectively, of which $9,112 and $9,194, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. These amounts include $24 and $136, respectively, for accrued interest. The increase in unrecognized tax benefits during the year ended December 31, 2015 was primarily attributable to uncertain tax positions relating to certain tax deductions related to the iBiquity acquisition recorded through purchase accounting and transfer pricing positions taken with respect to the Company's foreign subsidiaries. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes that it has adequately provided for all tax positions based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. However, due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be materially different than the amounts accrued by the Company. Accordingly, the Company's provision on federal, state and foreign tax-related matters may be impacted in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2015, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 11—Income Taxes (Continued)

The following is a reconciliation of the gross unrecognized tax benefits:

Unrecognized Tax Benefits
Balance at January 1, 2013	$11,057
Additions for tax positions of prior years	100
Additions for tax positions of the current year	804
Settlements	(2,135)
Lapse of applicable statutes	(246)
Balance at December 31, 2013	9,580
Additions for tax positions of prior years	876
Additions for tax positions of the current year	919
Lapse of applicable statutes	(265)
Balance at December 31, 2014	11,110
Additions for tax positions of prior years	998
Additions for tax positions of the current year	1,143
Additions for tax positions from current year acquisition	6,783
Settlements	(604)
Balance at December 31, 2015	$19,430

The Company may, from time to time, be assessed interest or penalties by any of its tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements. The unrecognized tax benefits related to the current year acquisition are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such liabilities.

The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal income tax examinations by the IRS for the years prior to 2012 or state examinations by the California Franchise Tax Board (FTB) for the years prior to 2011, including certain prior period carryforwards. Significant judgment is required in determining the consolidated provision for income taxes as the Company considers its worldwide taxable earnings and the impact of the audit process conducted by various tax authorities. The final outcome of tax audits by various foreign jurisdictions, the IRS, the FTB, and various state governments could differ materially from that recorded in the consolidated financial statements.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation

The Company measures and recognizes compensation expense on a straight-line basis over the requisite service period for all share-based payment awards made to employees and directors in the consolidated financial statements.

Stock-based compensation costs and related income tax benefits were:

	For the Years Ended December 31,
	2015	2014	2013
Stock-based compensation cost:
Selling, general and administrative	$9,112	$7,819	$8,872
Research and development	3,154	2,673	2,855
Total stock-based compensation expense	$12,266	$10,492	$11,727
Income tax benefit	$3,702	$3,070	$4,779

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

In May 2012, the Company adopted the 2012 Equity Incentive Plan (the "2012 Plan"). The shares available for issuances of common stock under the 2003 Plan were transferred to the 2012 Plan for future issuances of common stock. The total number of shares of common stock that may be issued under the 2012 Plan amounted to a maximum of 1,500. In May 2015, the Company's stockholders approved an increase to the number of common stock that may be issued under this plan by 1,000 shares.

In July 2012, the Company acquired SRS' 2006 Stock Incentive Plan (the "2006 Plan") under which 234 shares were authorized for future issuances of common stock to: (i) former employees of SRS, and (ii) employees hired by the Company after the acquisition date, July 20, 2012. At the acquisition date, all outstanding equity awards under the 2006 Plan were tendered for cash.

In August 2014, the Company's Board of Directors adopted the DTS, Inc. 2014 New Employee Incentive Plan (the "2014 Plan") without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The total number of common stock that may be issued under the 2014 Plan is 300.

Options granted under all the plans may be non-qualified options. Furthermore, options granted under all the plans other than the 2014 Plan may be incentive stock options intended to satisfy the requirements of Section 422 of the IRC and the regulations thereunder. Options generally become exercisable over a four-year period and expire in 10 years. Restricted stock units granted under the plans generally vest over a four-year period.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

Stock Options

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average key assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk free interest rate	1.3%	1.1%	0.7%
Expected lives (years)	3.8	4.3	4.2
Dividend yield	—%	—%	—%
Expected volatility	43%	43%	44%

The risk-free interest rate was the average interest rate of US government bonds of comparable term to the options on the dates of the grants. The expected life of the options granted was derived from the historical activity of the Company's options and represented the period of time that options granted were expected to be outstanding. The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected volatility was based on the historical volatility of the Company's common stock.

The following summarizes stock option activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,313	$24.33
Granted	9	28.50
Exercised	(413)	20.64
Forfeited	(24)	21.95
Expired	(28)	38.57
Options outstanding at December 31, 2015	2,857	$24.75	5.5	$4,701
Options exercisable at December 31, 2015	2,038	$25.76	4.7	$3,238
Options vested and expected to vest at December 31, 2015	2,849	$24.76	5.5	$4,682

There were 9, 439, and 724 options granted during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $9.86, $7.66, and $7.24, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $5,613, $1,438, and $152, respectively.

Compensation expense for stock options was $4,195, $5,040, and $5,507 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total remaining unrecognized compensation expense related to unvested stock options was approximately $3,489, which will be amortized over the weighted-average remaining service period of 1.3 years.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

Restricted Stock

The following summarizes restricted stock activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested stock at December 31, 2014	488	$22.27
Granted	545	27.48
Vested	(166)	23.89
Forfeited	(30)	21.38
Unvested stock at December 31, 2015	837	$25.42

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $27.48, $20.54 and $19.95, respectively.

Compensation expense on restricted stock units was $6,501, $3,902, and $3,529 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total remaining unrecognized compensation expense related to restricted stock was $16,791, which will be amortized over the weighted-average remaining service period of 2.0 years.

Market Stock Units

On February 27, 2011, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved market stock unit agreements ("MSU Agreements") for the grant of certain performance-based equity awards under the Company's 2003 Plan. Pursuant to the MSU Agreements, units payable in shares of common stock would vest based on the attainment of certain performance criteria regarding both the Company's total shareholder return and the performance of the Company as measured against the performance of the Nasdaq Composite Total Return Index over a 3-year performance period from January 1, 2011 to December 31, 2013. The Company granted 199 units on February 27, 2011, which had an aggregate grant-date fair value of $5,287, which was measured on the date of grant using the Monte Carlo simulation model. The aggregate grant-date fair value for these awards was recognized as compensation expense on a straight-line basis over the requisite service period, which began on the date of grant and ended on December 31, 2013. Compensation expense on shares of market stock units was $1,820 for the year ended December 31, 2013. As of December 31, 2013, the performance criteria were not met and the units expired.

Performance-Based Restricted Stock Units (PSUs)

On March 13, 2014, the Committee granted 134 PSUs to certain employees under the 2012 Plan (the "2014 PSUs"). On February 11, 2015, the Committee approved grants of 99 PSUs under the 2012 Plan (the "2015 PSUs"). The PSUs will vest in two equal installments upon achievement of certain internal performance goals, with one-half vesting two years from the date of grant and the remaining vesting three years from the date of grant, in each case assuming the specified performance goals are achieved and the service conditions are met. The performance goals for the 2014 PSUs and 2015 PSUs are based on performance during the two-year periods ending December 31, 2015 and 2016, respectively. Each PSU represents the contingent right to receive between zero and two shares of the Company's common stock upon vesting, subject to the level of achievement of the specified performance goals. Any portion of the PSUs that do not vest due to performance below the minimum required level for vesting will be forfeited. No PSUs vested or were forfeited in 2015.

The grant-date fair value of 2015 PSUs and 2014 PSUs was $27.68 and $20.37, respectively. The related compensation expense is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals. Compensation expense is recognized over the requisite service period, and is adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 12—Stock-Based Compensation (Continued)

For the years ended December 31, 2015 and 2014, compensation expense for PSUs was $632 and $578, respectively. As of December 31, 2015, total remaining unrecognized compensation expense related to PSUs was estimated to be $1,404, which will be amortized over the weighted-average remaining service period of 1.6 years.

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

On November 13, 2012, the Company adopted the 2013 Employee Stock Purchase Plan and the 2013 Foreign Subsidiary Employee Stock Purchase Plan (collectively, the "ESPP"). Both plans were approved by the stockholders of the Company at the annual meeting on June 6, 2013. Subject to certain limitations, the aggregate number of shares of stock that may be issued under both plans is 750. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of the Company's common stock on two purchase dates during the second and fourth quarter of each year. Each offering period has a 24-month duration with purchase periods of six month intervals. The purchase price per share for the common stock is equal to 85% of the lower of the closing market price per share of the Company's common stock on (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. The ESPP has a two-year look-back feature, whereby the offering period resets if the fair value of the Company's common stock on the first day of any purchase period is less than that on the original offering date. Each eligible employee's purchases are subject to a maximum of $25 in fair market value in any calendar year or 2.5 shares on any single purchase date.

The fair values for the ESPP were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2015	2014	2013
Risk free interest rate	0.3%	0.1%	0.2%
Expected lives (years)	0.8	1.2	1.2
Dividend yield	—%	—%	—%
Expected volatility	40%	39%	52%

The risk-free interest rate was the average interest rate of US government bonds of comparable term to the expected life. The expected life represents the estimated length of each offering period. The dividend yield was not calculated because the Company does not currently expect to pay a dividend. The expected volatility was based on the historical volatility of the Company's common stock.

Compensation expense under the ESPP was $938, $972, and $871 for the years ended December 31, 2015, 2014 and 2013, respectively.

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 13—Defined Contribution Plan

The Company has savings and investment plans, including a savings plan that qualifies as a defined contribution plan under Section 401(k) of the IRC. The Company allows eligible employees to allocate up to 100% of the participant's eligible compensation through payroll deductions. All regular, full time US employees are eligible to participate in the plan. The Company provides a discretionary match of up to 100% of the first 4% of salary contributed to the plan and may match up to 6% of salary if certain financial targets are met. In 2010, the Company adopted a Roth 401(k) option. For the years ended December 31, 2015, 2014 and 2013, the costs of the Company's matching contributions were $1,492, $1,100, and $859, respectively.

Note 14—Common Stock Repurchases

In February 2014, the Company's Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2,000 shares of the Company's common stock in the open market or in privately negotiated transactions. As of December 31, 2015, the Company had repurchased 974 shares of common stock under this authorization for an aggregate of $26,642. All shares repurchased under this authorization were accounted for as treasury stock.

Note 15—Segment and Geographic Information

The Company operates as a single reportable segment on an enterprise-wide basis. The Company primarily generates revenue by licensing its technologies to consumer electronics manufacturers.

Revenue by geographical area, based on the customer's country of domicile, was:

	For the Years Ended December 31,
	2015	2014	2013
US	$26,941	$21,227	$12,998
Japan	45,334	57,156	42,256
South Korea	30,700	33,952	45,051
China	18,423	16,126	12,690
Other international	16,811	15,452	12,153
Total international	111,268	122,686	112,150
Total revenues	$138,209	$143,913	$125,148

Long-lived tangible assets, net of accumulated depreciation, by geographic region were:

	As of December 31,
	2015	2014
US	$27,408	$25,494
International	1,614	1,595
Total long-lived tangible assets, net	$29,022	$27,089

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 16—Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the dilutive effect of any outstanding stock options, unvested restricted stock, any unvested PSUs for which the performance conditions have been satisfied at the reporting date, and ESPP using the treasury stock method. Due to the net loss for the year ended December 31, 2015, all potential common shares are excluded from the diluted shares outstanding for that period.

The computation of basic and diluted net income (loss) per share was:

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(12,301)	$27,143	$15,755
Denominator:
Weighted average shares outstanding	17,396	17,180	18,097
Effect of dilutive securities:
Stock options	—	267	153
Restricted stock	—	95	67
ESPP	—	19	17
Diluted shares outstanding	17,396	17,561	18,334
Basic net income (loss) per common share	$(0.71)	$1.58	$0.87
Diluted net income (loss) per common share	$(0.71)	$1.55	$0.86
Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	3,840	2,331	3,163

DTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except per share data)

Note 17—Selected Quarterly Data (Unaudited)

	For the Quarter Ended
	Mar. 31,		June 30,	Sep. 30,		Dec. 31,
2015
Revenue	$33,937		$34,426	$30,673		$39,173	(1)
Gross profit	$31,153		$31,683	$27,971		$32,325	(1)

Net income (loss)	$1,054		$2,287	$(2,802)	(2)	$(12,840)	(2)
Basic earnings (loss) per share	$0.06		$0.13	$(0.16)	(2)	$(0.74)	(2)
Diluted earnings (loss) per share	$0.06		$0.12	$(0.16)	(2)	$(0.74)	(2)

2014
Revenue	$36,835		$36,189	$35,676		$35,213
Gross profit	$34,504		$33,729	$32,374		$32,211

Net income	$14,311	(3)	$7,015	$3,869		$1,948
Basic earnings per share	$0.83	(3)	$0.41	$0.23		$0.11
Diluted earnings per share	$0.81	(3)	$0.41	$0.22		$0.11
_______________________________________________________________________________

(1) Includes $4,602 of revenue from licensing arrangements acquired from iBiquity, which represents only a partial quarter of revenue earned. For additional information, refer to Note 6, "Business Combinations."

(2) Includes $5,255 and $11,312 in the third and fourth quarter of 2015, respectively, of costs incurred in connection with the iBiquity acquisition. For additional information, refer to Notes 6 and 10, "Business Combinations" and "Commitments and Contingencies," respectively.

(3) Includes a net tax benefit of $12,246 associated with a one-time transfer of certain Japan and Taiwan intellectual property licensing rights to the US on January 1, 2014.

DTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Other	Deductions From Reserves	Balance at End of Year
Allowance for doubtful accounts (1):
2015	$143	$563	$165	$541
2014	$1,388	$29	$1,274	$143
2013	$679	$709	$—	$1,388
Deferred tax assets—valuation allowance (2):
2015	$494	$—	$494	$—
2014	$579	$—	$85	$494
2013	$8,702	$—	$8,123	$579
_______________________________________________________________________________

(1)
The additions to the allowance for doubtful accounts represent the estimates of bad debt expense based upon the factors for which the Company evaluates the collectability of our accounts receivable, as well as recoveries of previously reserved receivables. Deductions are the actual write-offs of the receivables.

(2)
The additions to and reductions in the deferred tax assets—valuation allowance represent the portion of a deferred tax asset for which either: (i) it is more likely than not that a tax benefit will not be realized, or (ii) it is more likely than not a tax benefit will be realized.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, the Company's management with the participation of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

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

As permitted by SEC staff interpretive guidance for newly acquired businesses, management has excluded the iBiquity business from its assessment of internal control over financial reporting as of December 31, 2015 because the acquisition was consummated on October 1, 2015. For additional information on this acquisition, refer to Note 6, "Business Combinations," to our consolidated financial statements.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Remediation of Previous Material Weakness Related to Accounting for Income Taxes

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, we previously identified a material weakness in our internal control over financial reporting related to the inadequate design of internal controls over the accounting for income taxes.

During the audit for the year ended December 31, 2014, we determined that certain income tax benefits were understated by $8.7 million in the income tax provision for the first quarter of 2014. This was a result of a special one-time transfer of certain Japan and Taiwan intellectual property (IP) licensing rights to the US on January 1, 2014. Due to the complexity of this transaction, we engaged a team of accounting, tax and legal professionals with relevant expertise in global IP, legal and tax structures. In particular, a leading global accounting firm was selected for its expertise in specific areas of international taxation to assist in the planning and execution of the transaction, as well as review of the quarterly and annual income tax provisions for 2014. During the audit of our income tax provision for the year ended December 31, 2014, it was discovered that certain foreign tax credits available to us had been inadvertently excluded from the first quarter income tax provision. This error resulted in a restatement of our interim 2014 financial statements for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. Primarily as a result of this error, we determined that our internal controls over financial reporting related to the accounting for income taxes, specifically around the review and monitoring of work performed by third party tax advisors, were not designed properly.

We implemented a plan to enhance our control procedures over the accounting for income taxes. During 2015, we continued to utilize third party advisors with significant experience in domestic and multinational income taxes to assist with the preparation and review of the income tax provision. We enhanced our review and monitoring procedures when interacting with third party tax advisors that assisted us in reviewing key elements of our income tax provision. This included expanding our assessment of the adequacy of the scope of procedures performed by third party tax advisors and enhancing our review of significant assumptions used by the third party tax advisors. Based on the testing of our enhanced controls, management determined that, as of December 31, 2015, our controls over the accounting for income taxes were adequate and that the implementation of the enhanced control procedures fully remediated this material weakness.

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

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information concerning our executive officers to be included under the caption "Executive Officers" in our proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 (the "Proxy Statement") is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2016.

DTS, INC.
By:	/s/ JON E. KIRCHNER
Jon E. Kirchner Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JON E. KIRCHNER	Chairman, Chief Executive Officer, and Director (principal executive officer)	March 7, 2016
Jon E. Kirchner

/s/ MELVIN L. FLANIGAN	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 7, 2016
Melvin L. Flanigan

/s/ CRAIG S. ANDREWS	Lead Independent Director	March 7, 2016
Craig S. Andrews

/s/ L. GREGORY BALLARD	Director	March 7, 2016
L. Gregory Ballard

/s/ DAVID C. HABIGER	Director	March 7, 2016
David C. Habiger

/s/ V. SUE MOLINA	Director	March 7, 2016
V. Sue Molina

DTS, INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1		Agreement and Plan of Merger and Reorganization, dated as of April 16, 2012, by and among DTS, Inc., DTS Merger Sub, Inc, DTS LLC, and SRS Labs, Inc.		8-K	000-50335-12764511	4/17/2012

2.2
Agreement and Plan of Merger, dated August 31, 2015, by and among iBiquity Digital Corporation, Silver Point Capital, L.P., as Lenders' Representative, Wavelength Acquisition Corp., DTS, Inc. and lenders named therein
				8-K	000-50335-151090068	9/2/2015

3.1		Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013

3.2		Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015

4.1		Specimen Common Stock Certificate		S-1/A-2	333-104761-03750962	6/20/2003

10.1	*	2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010		10-Q	000-50335-101172804	11/8/2010

10.2	*	Form of Grant of Stock Option under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.3	*	Form of Option Exercise and Stock Purchase Agreement under 2003 Equity Incentive Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.4	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for annual non-employee director grants)		10-Q	000-50335-061017963	8/9/2006

10.5	*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2003 Equity Incentive Plan (for employee and consultant grants)		10-Q	000-50335-061017963	8/9/2006

10.6	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2003 Equity Incentive Plan		10-Q	000-50335-10816984	5/10/2010

10.7	*	2003 Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.8	*	2003 Foreign Subsidiary Employee Stock Purchase Plan		S-1/A-1	333-104761-03734287	6/5/2003

10.9	*	Description of acceleration of vesting of certain unvested stock options		8-K	000-50335-051222387	11/23/2005

10.10	*	Executive Employment Agreement by and between the Registrant and Jon Kirchner, dated February 17, 2011		8-K	000-50335-11631546	2/23/2011

10.11	*	Form of Indemnification Agreement between the Registrant and its directors		S-1	333-104761-03665001	4/25/2003

10.12	*	Form of Indemnification Agreement between the Registrant and its officers		S-1	333-104761-03665001	4/25/2003

Incorporated by Reference
Exhibit Number		Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.13	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.14	*	Form of Market Stock Unit Agreement under 2003 Equity Incentive Plan (for executives other than Jon Kirchner)		10-Q	000-50335-11823912	5/9/2011

10.15	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Melvin L. Flanigan		10-Q	000-50335-111017706	8/8/2011

10.16	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Frederick L. Kitson		10-Q	000-50335-111017706	8/8/2011

10.17	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-111017706	8/8/2011

10.18	*	Employment Agreement, dated May 12, 2011, between DTS, Inc. and Blake A. Welcher		10-Q	000-50335-111017706	8/8/2011

10.19	*	Form of Director Confidentiality Agreement		8-K	000-50335-11847230	5/16/2011

10.20	*	Employment Agreement, dated March 1, 2012, between DTS, Inc. and Patrick J. Watson		10-K	000-50335-12662201	3/2/2012

10.21	*	2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.22	*	Form of Stock Option Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.23	*	Form of Restricted Stock Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.24	*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.25	*	Form of Stock Option Agreement (Non US) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.26	*	Form of Restricted Stock Unit Agreement (Non US) under 2012 Equity Incentive Plan		S-8	333-181447-12846445	5/15/2012

10.27	*	SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (the "2006 Plan")		S-8	333-183289-121028624	8/13/2012

10.28	*	Form of Stock Option Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.29	*	Form of Restricted Stock Unit Agreement under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.30	*	Form of Stock Option Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.31	*	Form of Restricted Stock Unit Agreement (Non U.S.) under the 2006 Plan		S-8	333-183289-121028624	8/13/2012

10.32	*	Employment Agreement, dated April 1, 2013, between DTS, Inc. and Kris M. Graves		10-Q	000-50335-13824975	5/8/2013

10.33	*	2013 Employee Stock Purchase Plan, as amended and restated effective November 31, 2012		S-8	333-190677-131044650	8/16/2013

Incorporated by Reference
Exhibit Number		Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.34	*	2013 Foreign Subsidiary Employee Stock Purchase Plan, as amended and restated effective November 31, 2012		S-8	333-190677-131044650	8/16/2013

10.35	*	Form of Amended and Restated 2015 Executive Incentive Compensation Plan	X

10.36	*	Amendment to Employment Agreement, dated March 13, 2014, between DTS, Inc. and Brian D. Towne		10-Q	000-50335-14833723	5/12/2014

10.37	*	Employment Agreement, dated January 20, 2014, between DTS, Inc. and Kevin Doohan		10-Q	000-50335-14833723	5/12/2014

10.38	*	DTS, Inc. 2014 New Employee Incentive Plan		8-K	000-50335-14833594	8/20/2014

10.39		Credit Agreement, dated as of September 29, 2014, by and between DTS, Inc. and Wells Fargo Bank, National Association, together with any other lender thereunder from time to time.		8-K	000-50335-141140155	10/3/2014

10.40		Security Agreement, dated as of September 29, 2014, by and among DTS, Inc., and each other guarantor thereunder and Wells Fargo Bank, National Association.		8-K	000-50335-141140155	10/3/2014

10.41	*	Form of Stock Option Agreement under the 2014 Plan		S-8	333-200077-141209493	11/10/2014

10.42	*	Form of Stock Option Agreement (Non U.S.) under the 2014 Plan		S-8	333-200077-141209493	11/10/2014

10.43	*	Form of Restricted Stock Unit Agreement under the 2014 Plan		S-8	333-200077-141209493	11/10/2014

10.44	*	Form of Restricted Stock Unit Agreement (Non U.S.) under the 2014 Plan		S-8	333-200077-141209493	11/10/2014

10.45	*	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan (Cash or Stock Settlement)		10-Q	000-50335-15851059	5/11/2015

10.46	*	Amendment Number 1 to the DTS, Inc. 2012 Equity Incentive Plan		DEF 14A	000-50335-15768001	4/14/2015

10.47	*	Amendment Number 1 to the DTS, Inc. 2014 New Employee Incentive Plan		S-8	333-206283-151041722	8/10/2015
10.48		Credit Agreement, dated as of October 1, 2015, by and among DTS, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and the lenders referred to therein		8-K	000-50335-151149188	10/7/2015

10.49		Collateral Agreement, dated October 1, 2015, by and among DTS, Inc., and each other guarantor thereunder and Wells Fargo Bank, National Association		8-K	000-50335-151149188	10/7/2015

10.50	*	Amendment Number 2 to the DTS, Inc. 2014 New Employee Incentive Plan		S-8	333-207899-151216529	11/9/2015

10.51	*	Employment Agreement, dated October 1, 2015, between DTS, Inc. and Geir Skaaden	X

10.52	*	Form of 2016 Executive Incentive Compensation Plan	X

Incorporated by Reference
Exhibit Number		Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

21.1		List of subsidiaries of the Registrant	X

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm	X

23.2		Consent of Grant Thornton LLP, independent registered public accounting firm	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

32.2	‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Extension Definition	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________

*	Indicates management contract, arrangement or compensatory plan.

‡
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.