Form 10-Q
period 2016-03-31
DTS, INC.
filed 2016-05-09
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 2, 2016 a total of 17,488,830 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,161	$52,208
Short-term investments	20,280	9,657
Accounts receivable, net of allowance for doubtful accounts of $271 and $541 at March 31, 2016 and December 31, 2015, respectively	12,266	12,454
Prepaid expenses and other current assets	5,827	5,855
Income taxes receivable	4,669	4,130
Total current assets	80,203	84,304
Property and equipment, net	28,352	29,022
Intangible assets, net	152,971	157,936
Goodwill	108,854	108,726
Deferred income taxes	22,919	24,018
Other long-term assets	3,937	3,934
Total assets	$397,236	$407,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,835	$5,979
Accrued expenses	19,751	22,960
Deferred revenue	2,890	5,711
Income taxes payable	204	123
Current portion of long-term debt, net	21,486	21,486
Total current liabilities	49,166	56,259
Long-term debt, net	131,295	136,666
Other long-term liabilities	9,957	9,983
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at March 31, 2016 and December 31, 2015; 22,156 and 21,988 shares issued at March 31, 2016 and December 31, 2015, respectively; 17,489 and 17,321 shares outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	259,905	258,660
Treasury stock, at cost—4,667 at March 31, 2016 and December 31, 2015	(111,331)	(111,331)
Accumulated other comprehensive income	782	778
Retained earnings	57,459	56,922
Total stockholders' equity	206,818	205,032
Total liabilities and stockholders' equity	$397,236	$407,940

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$45,195	$33,937
Cost of revenue	6,091	2,784
Gross profit	39,104	31,153
Operating expenses:
Selling, general and administrative	24,509	19,783
Research and development	12,687	9,628
Total operating expenses	37,196	29,411
Operating income	1,908	1,742
Interest and other expense, net	(1,159)	(161)
Income before income taxes	749	1,581
Provision for income taxes	212	527
Net income	$537	$1,054
Net income per common share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Weighted average shares outstanding:
Basic	17,410	17,461
Diluted	17,770	18,235

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$537	$1,054
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available-for-sale securities and other, net	4	(97)
Total comprehensive income	$541	$957

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$537	$1,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,679	3,581
Stock-based compensation charges	3,786	2,898
Deferred income taxes	(1,389)	(891)
Excess tax benefits from stock-based awards	(47)	(891)
Amortization of debt issuance costs	153	—
Other	(134)	91
Changes in operating assets and liabilities:
Accounts receivable	397	4,699
Prepaid expenses and other assets	18	1,916
Accounts payable, accrued expenses and other liabilities	(2,969)	(6,258)
Deferred revenue	(2,821)	(2,864)
Income taxes receivable/payable	1,413	782
Net cash provided by operating activities	$5,623	$4,117
Cash flows from investing activities:
Purchases of available-for-sale investments	(13,635)	(30,345)
Maturities of available-for-sale investments	3,000	—
Purchases of property and equipment	(733)	(1,033)
Purchases of intangible assets	(965)	(1,087)
Other investing activities	—	(300)
Net cash used in investing activities	$(12,333)	$(32,765)
Cash flows from financing activities:
Repayment of long-term borrowings	(5,469)	—
Payment of contingent consideration	(480)	—
Holdback and other payments related to acquisitions	(370)	—
Proceeds from the issuance of common stock under stock-based compensation plans	82	4,239
Cash paid for shares withheld for taxes	(2,147)	(1,442)
Excess tax benefits from stock-based awards	47	891
Net cash provided by (used in) financing activities	$(8,337)	$3,688
Net change in cash and cash equivalents	(15,047)	(24,960)
Cash and cash equivalents, beginning of period	52,208	99,435
Cash and cash equivalents, end of period	$37,161	$74,475

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at March 31, 2016, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 7, 2016.

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

Note 2—Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. As updated in ASU 2015-14, for public entities, this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The FASB has further clarified Topic 606 by issuing ASU 2016-08 (which includes clarifications on principal versus agent considerations) and ASU 2016-10 (which includes clarifications on identifying performance obligations and implementation of licensing guidance). Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments." The ASU requires that adjustments to provisional amounts identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this ASU in the first quarter of 2016 and applied it to measurement period adjustments relating to the acquisition of iBiquity Digital Corporation. For additional information on these adjustments, refer to Note 5, "Business Combination."

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, but entities may elect certain practical expedients when implementing the ASU. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Based Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of accounting for stock-based compensation transactions, including income tax consequences and presentation on the statements of cash flows. For public business entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments, classified as available-for-sale, consisted of:

	As of March 31, 2016	As of December 31, 2015
Cash and cash equivalents:
Cash	$21,128	$16,257
Money market accounts	16,033	35,951
Total cash and cash equivalents	$37,161	$52,208
Short-term investments:
Corporate bonds	$14,791	$9,657
Commercial paper	4,488	—
US government and agency securities	1,001	—
Total short-term investments	$20,280	$9,657

The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of March 31, 2016 were all due within one year.

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

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 4—Fair Value Measurements (Continued)

The Company's financial assets and liabilities, measured at fair value on a recurring basis, were:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Corporate bonds	$14,791	$—	$14,791	$—
Commercial paper	$4,488	$—	$4,488	$—
US government and agency securities	$1,001	$—	$1,001	$—
As of December 31, 2015
Corporate bonds	$9,657	$—	$9,657	$—
Contingent consideration(1)	$(480)	$—	$—	$(480)
_______________________________________

(1)
Represents the final payment under the contingent consideration related to the acquisition of assets from Phorus, Inc. and Phorus, LLC, which was classified in accrued expenses on the consolidated balance sheet as of December 31, 2015. In the first quarter of 2016, the Company paid this remaining liability in full.

Note 5—Business Combination

On October 1, 2015, the Company completed the acquisition of iBiquity Digital Corporation (“iBiquity”), pursuant to the Agreement and Plan of Merger, dated August 31, 2015. The acquisition was accounted for under the acquisition method of accounting. During the three months ended March 31, 2016, the Company recognized certain immaterial measurement period adjustments prospectively on the condensed consolidated balance sheet, resulting in an increase to goodwill of $128.

The preliminary purchase price allocation remains provisional and is subject to certain working capital and other adjustments. The Company has not yet obtained all available information necessary to finalize the measurement of certain assets and liabilities. The measurement of royalty recoveries remains provisional, because there may have been underreported royalty recoveries owed to iBiquity prior to the close of the acquisition, and the Company has not yet obtained the necessary information to determine such amounts. The Company is also waiting on information necessary to determine the fair value of certain rebate accruals and related indemnification assets. The measurement of legal contingencies has not yet been finalized because the Company has not yet received the information necessary to determine the fair value of any such contingencies. The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards. In addition, the Company is waiting on information related to certain pre-acquisition income tax filing positions of iBiquity that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 6—Goodwill and Other Intangible Assets

The changes in the Company's goodwill were:

Goodwill
Balance at December 31, 2015	$108,726
Purchase price allocation adjustments, net	128
Balance at March 31, 2016	$108,854

The Company's other intangible assets were:

	Weighted Average Life (Years)	As of March 31, 2016			As of December 31, 2015
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$116,026	$(25,199)	$90,827	$116,026	$(22,039)	$93,987
Acquired technology	9	52,073	(15,446)	36,627	52,073	(14,071)	38,002
Tradenames	9	12,851	(2,862)	9,989	12,851	(2,452)	10,399
Contractual rights	5	8,063	(2,930)	5,133	7,713	(2,527)	5,186
Patents	5	3,955	(1,630)	2,325	3,805	(1,538)	2,267
Trademarks	10	900	(435)	465	894	(417)	477
Non-compete	2	492	(470)	22	492	(457)	35
Total amortizable intangible assets		$194,360	$(48,972)	$145,388	$193,854	$(43,501)	$150,353
IPR&D		7,583	—	7,583	7,583	—	7,583
Total other intangible assets		$201,943	$(48,972)	$152,971	$201,437	$(43,501)	$157,936

Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended March 31,
	2016	2015
Cost of revenue	$4,936	$2,368
Operating expenses	543	265
Total amortization of intangible assets	$5,479	$2,633

The Company expects the future amortization of amortizable intangible assets held at March 31, 2016, excluding IPR&D, to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2016 (remaining 9 months)	$16,540
2017	21,643
2018	19,694
2019	18,422
2020	15,050
2021 and thereafter	54,039
Total	$145,388

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 7—Accrued Expenses

Accrued expenses consisted of:

	As of March 31, 2016	As of December 31, 2015
Accrued payroll and related benefits	$16,311	$17,998
Contingent consideration	—	480
Other	3,440	4,482
Total accrued expenses	$19,751	$22,960

Note 8—Long-term Debt

On October 1, 2015, the Company entered into a credit agreement with Wells Fargo Bank, National Association and other lenders, which provided the Company with a term loan and a revolver. The Company's outstanding balances under this credit agreement, presented net of certain debt issuance costs on the condensed consolidated balance sheets, were:

	As of March 31, 2016	As of December 31, 2015
Debt outstanding under term loan, current portion	$21,875	$21,875
Debt issuance costs, current portion	(389)	(389)
Current portion of long-term debt, net	$21,486	$21,486

Debt outstanding under term loan, long-term	$97,656	$103,125
Debt outstanding under revolver, long-term	35,000	35,000
Debt issuance costs, long-term	(1,361)	(1,459)
Long-term debt, net	$131,295	$136,666

Interest expense, including amortization of debt issuance costs, was $1,149 and $70 for the three months ended March 31, 2016 and 2015, respectively.

Note 9—Commitments and Contingencies

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

Under certain contractual rights arrangements, the Company may be obligated to pay up to approximately $7,500 over an estimated period of approximately four years if certain milestones are achieved.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 9—Commitments and Contingencies (Continued)

In connection with the acquisition of iBiquity, the Company evaluated the potential synergies and future operations of the combined entity and implemented a restructuring plan in the fourth quarter of 2015, impacting approximately 70 employees. As of December 31, 2015, the Company had accrued $5,517 of severance and related costs. For the three months ended March 31, 2016, the Company recorded additional severance and related costs of $211, which were included in selling, general and administrative expense in the condensed consolidated statement of operations. During the three months ended March 31, 2016, the Company paid $2,567 of severance and related costs, and as of March 31, 2016, $3,161 remained accrued, which is expected to be paid during 2016.

Note 10—Income Taxes

Income taxes for quarterly periods are computed using the estimated annual effective tax rate for the year along with discrete items identified in the quarter.

For the three months ended March 31, 2016 and 2015, the Company's effective tax rate was approximately 28% and 33%, respectively. The effective tax rate for 2016 differed from the US statutory rate of 35% primarily due to certain foreign earnings subject to lower tax rates, certain stock-based compensation benefits, and research and development tax credits, partially offset by the impact of a foreign loss in a jurisdiction that will not result in a tax benefit and non-creditable foreign withholding taxes. The effective tax rate for 2015 differed from the US statutory rate primarily due to the impact of foreign operations, as the Company's tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes.

As of March 31, 2016 and December 31, 2015, the Company's uncertain tax positions were $19,601 and $19,454, respectively, of which $9,112 was recorded in other long-term liabilities for both periods. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The increase was primarily due to uncertain tax positions relating to certain withholding taxes and research and development tax credits. The Company does not expect, or cannot quantify with any practicable certainty, any material increase or decrease to its unrecognized tax benefits within the next twelve months. Any resolution of the Company's uncertain tax positions may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years prior to 2012 and by the California Franchise Tax Board (FTB) for years prior to 2011. Significant judgment is required in determining the consolidated provision for income taxes as the Company considers each tax jurisdiction's taxable earnings and the impact of the tax audit process. The final outcome of tax audits by the IRS, the FTB or other state tax authorities, and various foreign tax authorities could differ materially from amounts reflected in the condensed consolidated financial statements.

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to the local tax authorities. For the three months ended March 31, 2016 and 2015, withholding taxes were $714 and $406, respectively.

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

The computation of basic and diluted net income per common share was:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$537	$1,054
Denominator:
Weighted average shares outstanding	17,410	17,461
Effect of dilutive securities:
Stock options	195	612
Restricted stock	161	154
ESPP	4	8
Weighted average diluted shares outstanding	17,770	18,235
Basic net income per common share	$0.03	$0.06
Diluted net income per common share	$0.03	$0.06
Anti-dilutive shares excluded from the determination of diluted net income per share	2,232	566

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

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q, as well as the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

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

Our cost of revenues consists primarily of amortization of acquired intangibles. It also includes royalty payments to third parties for use of intellectual property and costs for products and materials.

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

Acquisition of iBiquity

On October 1, 2015, we completed the acquisition of iBiquity Digital Corporation ("iBiquity"). iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and new digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that this acquisition will extend our strategy of delivering a personalized, immersive and compelling audio experience across the entertainment value chain and will complement our existing suite of technology and content delivery solutions while enabling us to strengthen our position in the large automotive market. For additional information, refer to Note 5, "Business Combination."

Executive Summary

Highlights

•
HD Radio technology has expanded our automotive footprint and positioned us for continued growth in 2016 and beyond. As a result, we achieved the highest revenue quarter in our history with $45.2 million in total revenue.

•	Excluding royalty recoveries, revenue for the quarter ended March 31, 2016 increased by 32% compared to the prior year quarter.

Trends, Opportunities, and Challenges

Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our focus to providing end-to-end audio solutions to the network-connected markets both in the home and on-the-go, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets. Additionally, with our recent acquisition of iBiquity, we will be able to extend our presence in the car, which is becoming another key personal entertainment environment for consumers.

We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into tens of thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including 3DGo, CinemaNow, FandangoNOW, Starz, Alibaba Tmall Box, Carrefour's Nolim Films and Primetime. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Amazon Web Services, NexStreaming, Deluxe Digital Distribution and CastLabs.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, estimates and judgments are evaluated, including those related to revenue recognition; valuations of goodwill, other intangible assets and long-lived assets; stock-based compensation; and income taxes. These estimates and judgments are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Results of Operations

Revenue

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended March 31,	$45,195	$33,937	$11,258	33%

Revenue for the three months ended March 31, 2016 and 2015 included $2.6 million and $1.7 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

We have recently reorganized aspects of our business to better align with the three core high quality entertainment environments that we believe will drive our long-term revenue growth – home, mobile and automotive. As such, we believe that going forward, it is most informative for our revenue to be classified into these three categories. Our new "home" category primarily includes revenues from TVs, game consoles, Blu-ray players, AVRs, soundbars, set-top-boxes and wireless speakers. Historically, revenues from TVs and wireless speakers were included in a category we referred to as "network-connected." Our new "mobile" category primarily includes revenues from smartphones, tablets and PCs. Historically, revenues from this market were included in our "network-connected" category. Our new "automotive" category includes revenues from both our legacy automotive products and revenues from HD Radio technology. In our discussion below, we have reclassified revenue categories from the prior year period to conform with our new presentation.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Excluding the impact of royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the automotive market, largely driven by revenue from the HD Radio technology acquired from iBiquity in the fourth quarter of 2015. Royalties from the automotive market increased by over 300% and represented over 35% and 10% of total revenues in the first quarter of 2016 and 2015, respectively. Revenues from the mobile market also increased, up 25%, driven primarily by increased royalties from smartphones and tablets. Revenues from the mobile market represented under 15% of total revenues in the first quarter of both 2016 and 2015. These increases were partially offset by decreases in royalties from the home market, which was down 14%, primarily due to the timing of certain TV contract renewals and a market decline in Blu-ray standalone players. Revenues from the home market represented over 45% and 70% of total revenues in the first quarter of 2016 and 2015, respectively.

For 2016, we expect to see growth primarily in the automotive and mobile markets, driven by royalties from HD Radio technology and wider adoption of DTS mobile solutions by smartphone manufacturers, respectively. Over the long-term, we expect to achieve growth in all three of our key markets – home, mobile and automotive – as we expand our footprint in terms of both products and geographies served.

Gross Profit

	2016	%	2015	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended March 31,	$39,104	87%	$31,153	92%	(5)%

The decrease in our gross profit margin was driven primarily by cost of sales resulting from our acquisition of iBiquity in October 2015, including an increase in amortization expense due to newly acquired intangible assets, as well as certain ongoing third party royalties assumed in the acquisition.

Selling, General and Administrative (SG&A)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended March 31,	$24,509	$19,783	$4,726	24%
% of Revenue	54%	58%

The dollar increase in SG&A was primarily due to higher employee related costs and professional service fees. The higher employee related costs largely resulted from higher salary expense due to increased headcount resulting from the iBiquity acquisition in October 2015.

Research and Development (R&D)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended March 31,	$12,687	$9,628	$3,059	32%
% of Revenue	28%	28%

The dollar increase in R&D was primarily driven by an increase in employee related costs, largely due to increased headcount resulting from the iBiquity acquisition in October 2015.

Interest and Other Expense, Net

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended March 31,	$(1,159)	$(161)	$(998)	(620)%

Interest and other expense, net, increased primarily due to higher interest expense on debt. As of March 31, 2016 and 2015, our outstanding debt balance was $154.5 million and $25.0 million, respectively. The increase in debt was due to a new credit agreement entered into with Wells Fargo Bank, National Association ("Wells Fargo") and other lenders, entered into in connection with the iBiquity acquisition in October 2015.

Income Taxes

	2016	2015
	($ in thousands)
Three months ended March 31,	$212	$527
Effective tax rate	28%	33%

Our quarterly effective tax rates are based in part upon projections of our annual pre-tax results. The tax rate for 2016 differed from the US statutory rate of 35% primarily due to certain foreign earnings subject to lower tax rates, certain stock-based compensation benefits, and research and development tax credits, partially offset by the impact of a foreign loss in a jurisdiction that will not result in a tax benefit and non-creditable foreign withholding taxes. The tax rate for 2015 differed from the US statutory rate primarily due to the impact of foreign operations, as our tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $57.4 million, compared to $61.9 million at December 31, 2015. As of March 31, 2016, $50.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

Net cash provided by operating activities was $5.6 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows from operating activities are primarily impacted by net income adjusted for certain non-cash items and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were also impacted by the timing of payments related to certain liabilities, including annual incentive compensation payments. The operating cash flows for 2015 were also impacted by the timing of cash receipts for certain receivables.

We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as corporate bonds and commercial paper. Net cash used in investing activities totaled $12.3 million and $32.8 million for the three months ended March 31, 2016 and 2015, respectively. The 2016 investing cash flows were primarily driven by purchases of investments, partially offset by maturities of investments. The 2015 investing cash flows were primarily driven by purchases of investments.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2016, which primarily resulted from repayment of long-term borrowings and cash paid for shares withheld for taxes upon settlement of stock-based awards. Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2015, which primarily resulted from proceeds from the issuance of common stock under stock-based compensation plans and related tax benefits.

Credit Facility

On October 1, 2015, we entered into a credit agreement with Wells Fargo and other lenders which provides us with (i) a $50.0 million revolving line of credit (the "Revolver") and (ii) a $125.0 million secured term loan (the "Term Loan"). As of March 31, 2016, $119.5 million and $35.0 million remained outstanding under the Term Loan and Revolver, respectively. All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5.5 million of the principal amount of the Term Loan is due and payable in quarterly installments beginning March 31, 2016, with the remaining balance due and payable on October 1, 2020.

We anticipate that repayment of the credit agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the three months ended March 31, 2016, we were in compliance with all loan covenants.

Common Stock Repurchases

In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of March 31, 2016, we had repurchased 1.0 million shares under this authorization for an aggregate of $26.6 million. All shares repurchased under this authorization were accounted for as treasury stock.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2015. As of March 31, 2016, our total amount of unrecognized tax benefits was $19.6 million. We are currently unable to make reasonably reliable estimates of the periods of cash settlements associated with these obligations. We believe that it is not estimable with any practicable degree of certainty that our unrecognized tax benefits will increase or decrease.

Under certain contractual rights arrangements, we may be obligated to pay up to $7.5 million over an estimated period of approximately four years if certain milestones are achieved.

Working Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents, short-term investments, cash flows from operations and our credit facility will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Additionally, under our credit agreement, we currently have $15.0 million unused on the Revolver and may request additional term loans and increases to the Revolver in an aggregate principal amount up to $50.0 million.

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

Recently Issued Accounting Standards

Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. There have been no material changes in our market risks during the quarter ended March 31, 2016.

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt, which has a variable interest rate, and interest income from investments. As of March 31, 2016, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $1.5 million on our income before income taxes. Our interest income is sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term corporate bonds, marketable securities and US government securities. The average maturity of our investment portfolio is less than one year. As of March 31, 2016, a one percentage point change in interest rates on our cash and investments throughout a one-year period would have an annual effect of approximately $0.6 million on our income before income taxes.

Exchange Rate Risk

During the three months ended March 31, 2016, we derived over 75% of our revenues from sales outside the US, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. During the three months ended March 31, 2016, substantially all of our revenues were denominated in US dollars. We do have foreign currency risk on certain operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $5.8 million for the three months ended March 31, 2016. Based on the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the three months ended March 31, 2016, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risks included in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are dependent upon our customers and licensees - including consumer electronics product manufacturers, semiconductor manufacturers, producers and distributors of content - to incorporate our technologies into their products, purchase our products and services, or integrate DTS audio into their content. The future success of our technologies depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have contracts and license agreements with many of these companies, which generally are non-exclusive and do not contain any minimum purchase commitments. Furthermore, the decision by a party dominant in the entertainment value chain to provide audio technology at very low or no cost could impact a licensee's decision to use our technology. Our customers, licensees and other manufacturers might not utilize our technologies or services in the future. Accordingly, our revenue could decline if our customers and licensees choose not to incorporate our technologies in their products, or if they sell fewer products incorporating our technologies.

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

From time to time, one or a small number of our customers or licensees may represent a significant percentage of our revenue. While our business is not substantially dependent on any single customer agreement, we have entered into several license agreements with the various divisions and companies that comprise Samsung Electronics Co., Ltd. and Sony Corporation, which relate to various types of consumer electronics devices. Each of these significant customers, in the aggregate, accounted for more than 10% of total revenues for the year ended December 31, 2015. For additional information, refer to "Concentration of Business and Credit Risk" in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016. Although we have agreements with our customers, many of these agreements do not require any material minimum purchases or minimum royalty fees and typically do not prohibit customers from purchasing or licensing technologies, products, and services from competitors. A decision by any of our major customers or licensees not to use our technologies, products, or services or their failure or inability to pay amounts owed to us in a timely manner, or at all, could have a significant adverse effect on our business.

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

The process of developing enhanced new technology solutions is complex and uncertain. It requires accurate anticipation of customer's changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in solutions that achieve customer acceptance and generate the revenues required to provide desired returns. As such, we rely on laws protecting our intellectual property and we may take legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

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

During the three months ended March 31, 2016, over 75% of our revenues were derived internationally.

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

We are subject to income taxes in both the US and in foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules, such as expiration of tax credits, may adversely affect our future reported financial results or the way we conduct our business. We earn a significant amount of our operating income from outside the US, and any repatriation of funds currently held in foreign jurisdictions would result in additional tax expense. In addition, there have been proposals to change US and foreign tax laws that would significantly impact how US multinational corporations are taxed on foreign earnings. Any such revisions could have a material adverse impact on our income tax expense, net income and cash flows.

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

In October 2015, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders, which provides us with a $50.0 million secured revolving line of credit and a $125.0 million secured term loan. As of March 31, 2016, we had $154.5 million outstanding under the credit agreement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended March 31, 2016, and 1,025,800 shares remained available for repurchase under this authorization.

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

DTS, Inc.

Date:	May 9, 2016	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)

Date:	May 9, 2016	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
10.1*	Form of 2016 Executive Incentive Compensation Plan		10-K	000-50355-161489460	3/7/2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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