Form 10-Q
period 2016-06-30
DTS, INC.
filed 2016-08-08
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 1, 2016 a total of 17,639,216 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,762	$52,208
Short-term investments	—	9,657
Accounts receivable, net of allowance for doubtful accounts of $303 and $541 at June 30, 2016 and December 31, 2015, respectively	20,447	12,454
Prepaid expenses and other current assets	6,342	5,855
Income taxes receivable	2,084	4,130
Total current assets	72,635	84,304
Property and equipment, net	27,971	29,022
Intangible assets, net	147,920	157,936
Goodwill	87,625	108,726
Deferred income taxes	40,843	24,018
Other long-term assets	7,288	3,934
Total assets	$384,282	$407,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,420	$5,979
Accrued expenses	12,503	22,960
Deferred revenue	3,204	5,711
Income taxes payable	104	123
Current portion of long-term debt, net	31,486	21,486
Total current liabilities	51,717	56,259
Long-term debt, net	105,923	136,666
Other long-term liabilities	9,990	9,983
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at June 30, 2016 and December 31, 2015; 22,305 and 21,988 shares issued at June 30, 2016 and December 31, 2015, respectively; 17,638 and 17,321 shares outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	265,054	258,660
Treasury stock, at cost—4,667 at June 30, 2016 and December 31, 2015	(111,331)	(111,331)
Accumulated other comprehensive income	782	778
Retained earnings	62,144	56,922
Total stockholders' equity	216,652	205,032
Total liabilities and stockholders' equity	$384,282	$407,940

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$48,655	$34,426	$93,850	$68,363
Cost of revenue	6,211	2,743	12,302	5,527
Gross profit	42,444	31,683	81,548	62,836
Operating expenses:
Selling, general and administrative	20,771	18,186	45,280	37,969
Research and development	12,612	9,611	25,299	19,239
Total operating expenses	33,383	27,797	70,579	57,208
Operating income	9,061	3,886	10,969	5,628
Interest and other expense, net	(1,240)	(458)	(2,399)	(619)
Income before income taxes	7,821	3,428	8,570	5,009
Provision for income taxes	3,136	1,141	3,348	1,668
Net income	$4,685	$2,287	$5,222	$3,341
Net income per common share:
Basic	$0.27	$0.13	$0.30	$0.19
Diluted	$0.26	$0.12	$0.29	$0.18
Weighted average shares outstanding:
Basic	17,568	17,580	17,489	17,521
Diluted	17,965	18,415	17,867	18,326

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,685	$2,287	$5,222	$3,341
Other comprehensive income, net of tax:
Unrealized gains and losses on available-for-sale securities and other, net	—	99	4	2
Total comprehensive income	$4,685	$2,386	$5,226	$3,343

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,222	$3,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,396	7,181
Stock-based compensation charges	6,740	5,640
Deferred income taxes	(2,392)	(2,029)
Excess tax benefits from stock-based awards	(71)	(1,696)
Amortization of debt issuance costs	306	—
Other	(104)	310
Changes in operating assets and liabilities:
Accounts receivable	(7,816)	(4,419)
Prepaid expenses and other assets	126	2,339
Accounts payable, accrued expenses and other liabilities	(10,806)	(7,369)
Deferred revenue	(2,507)	(1,068)
Income taxes receivable/payable	4,226	1,948
Net cash provided by operating activities	$6,320	$4,178
Cash flows from investing activities:
Purchases of available-for-sale investments	(13,635)	(32,344)
Maturities of available-for-sale investments	11,125	—
Sales of available-for-sale investments	12,125	—
Purchases of property and equipment	(1,453)	(1,544)
Purchases of intangible assets	(1,378)	(1,660)
Other investing activities	—	(300)
Net cash provided by (used in) investing activities	$6,784	$(35,848)
Cash flows from financing activities:
Repayments of long-term borrowings	(20,938)	—
Payment of contingent consideration	(480)	—
Holdback and other payments related to acquisitions	(370)	—
Proceeds from the issuance of common stock under stock-based compensation plans	2,375	7,664
Cash paid for shares withheld for taxes	(2,208)	(2,774)
Excess tax benefits from stock-based awards	71	1,696
Purchases of treasury stock	—	(19,147)
Net cash used in financing activities	$(21,550)	$(12,561)
Net change in cash and cash equivalents	(8,446)	(44,231)
Cash and cash equivalents, beginning of period	52,208	99,435
Cash and cash equivalents, end of period	$43,762	$55,204

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2016, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 7, 2016.

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

Note 2—Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded the then most current revenue recognition guidance, including industry-specific guidance. As updated in ASU 2015-14, for public entities, this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The FASB has further clarified Topic 606 by issuing ASU 2016-08 (principal versus agent considerations), ASU 2016-10 (identifying performance obligations and licensing), and ASU 2016-12 (narrow-scope improvements and practical expedients). Entities have the option of applying either a full retrospective approach or a modified approach to adopt the ASU. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 3—Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments, classified as available-for-sale, consisted of:

	As of June 30, 2016	As of December 31, 2015
Cash and cash equivalents:
Cash	$14,317	$16,257
Money market accounts	29,445	35,951
Total cash and cash equivalents	$43,762	$52,208
Short-term investments:
Corporate bonds	$—	$9,657
Total short-term investments	$—	$9,657

The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report.

Note 4—Fair Value Measurements

The Company's investments are required to be measured and recorded at fair value on a recurring basis. The Company obtains the fair value of its available-for-sale securities, which are not in active markets, from a third-party professional pricing service using quoted market prices for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's professional pricing service gathers observable inputs for all of its fixed income securities from a variety of industry data providers (e.g., large custodial institutions) and other third-party sources. Once the observable inputs are gathered, all data points are considered and the fair value is determined. The Company validates the quoted market prices provided by its primary pricing service by comparing their assessment of the fair values against the fair values provided by its investment managers. The Company's investment managers use similar techniques to its professional pricing service to derive pricing as described above. As all significant inputs were observable, derived from observable information in the marketplace or supported by observable levels at which transactions are executed in the marketplace, the Company classifies its available-for-sale securities within Level 2 of the fair value hierarchy.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 4—Fair Value Measurements (Continued)

The Company's financial assets and liabilities, measured at fair value on a recurring basis, were:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016	$—	$—	$—	$—

As of December 31, 2015
Corporate bonds	$9,657	$—	$9,657	$—
Contingent consideration(1)	$(480)	$—	$—	$(480)
_______________________________________

(1)
Represents the final payment under the contingent consideration related to the acquisition of assets from Phorus, Inc. and Phorus, LLC, which was classified in accrued expenses on the consolidated balance sheet as of December 31, 2015. In the first quarter of 2016, the Company paid this remaining liability in full.

Note 5—Business Combination

On October 1, 2015, the Company completed the acquisition of iBiquity Digital Corporation (“iBiquity”), pursuant to the Agreement and Plan of Merger, dated August 31, 2015. The acquisition was accounted for under the acquisition method of accounting. During the six months ended June 30, 2016, the Company recognized a $21,101 net decrease in goodwill, primarily related to the recognition of additional acquired net operating loss carryforwards (NOLs) in connection with the intercompany transfer of intellectual property rights discussed in Note 10, “Income Taxes.” The increase in these NOLs is attributable to an update in the Company’s preliminary estimate of iBiquity federal and state NOLs that are more likely than not to be realized after considering the consequences of the limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Further analysis is currently being performed to finalize the estimated fair value of the acquired NOLs, and the Company is currently examining the overlap of prior year Section 382 ownership changes.

The preliminary purchase price allocation remains provisional and is subject to certain working capital and other adjustments. Additionally, the Company has not yet obtained all available information necessary to finalize the measurement of certain assets and liabilities. The measurement of royalty recoveries remains provisional, because there may have been underreported royalty recoveries owed to iBiquity prior to the close of the acquisition, and the Company has not yet obtained the necessary information to determine such amounts. The Company is also waiting on information necessary to determine the fair value of certain rebate accruals and related indemnification assets. The measurement of legal contingencies has not yet been finalized because the Company has not yet received the information necessary to determine the fair value of any such contingencies. The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of completing the analysis related to acquired NOLs, as discussed above. In addition, the Company is waiting on information related to certain pre-acquisition income tax filing positions of iBiquity that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than October 1, 2016.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 6—Goodwill and Other Intangible Assets

The changes in the Company's goodwill were:

Goodwill
Balance at December 31, 2015	$108,726
Purchase price allocation adjustments, net	(21,101)
Balance at June 30, 2016	$87,625

The Company's other intangible assets were:

	Weighted Average Life (Years)	As of June 30, 2016			As of December 31, 2015
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	9	$116,026	$(28,355)	$87,671	$116,026	$(22,039)	$93,987
Acquired Technology	9	55,451	(16,910)	38,541	52,073	(14,071)	38,002
Tradenames	9	12,851	(3,273)	9,578	12,851	(2,452)	10,399
Contractual Rights	5	8,363	(3,345)	5,018	7,713	(2,527)	5,186
Patents	5	4,155	(1,724)	2,431	3,805	(1,538)	2,267
Trademarks	10	919	(452)	467	894	(417)	477
Non-Compete	2	492	(483)	9	492	(457)	35
Total amortizable intangible assets		$198,257	$(54,542)	$143,715	$193,854	$(43,501)	$150,353
IPR&D		4,205	—	4,205	7,583	—	7,583
Total other intangible assets		$202,462	$(54,542)	$147,920	$201,437	$(43,501)	$157,936

During the six months ended June 30, 2016, the Company reclassified $3,378 of IPR&D assets not previously subject to amortization to amortizable intangible assets.

Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$5,038	$2,386	$9,974	$4,754
Operating expenses	534	261	1,077	526
Total amortization of intangible assets	$5,572	$2,647	$11,051	$5,280

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 6—Goodwill and Other Intangible Assets (Continued)

The Company expects the future amortization of amortizable intangible assets held at June 30, 2016 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2016 (remaining 6 months)	$11,328
2017	22,100
2018	20,152
2019	18,871
2020	15,432
2021 and thereafter	55,832
Total	$143,715

Note 7—Accrued Expenses

Accrued expenses consisted of:

	As of June 30, 2016	As of December 31, 2015
Accrued payroll and related benefits	$9,132	$17,998
Contingent consideration	—	480
Other	3,371	4,482
Total accrued expenses	$12,503	$22,960

Note 8—Long-term Debt

On October 1, 2015, the Company entered into a credit agreement with Wells Fargo Bank, National Association and other lenders (the "Credit Agreement"), which provided the Company with a term loan and a revolver. On June 24, 2016, the Company entered into the First Amendment to Credit Agreement (the "Amendment") in connection with the intercompany transfer of intellectual property rights discussed in Note 10, "Income Taxes." The Amendment requires the Company to make prepayments of $20,000 of the term loan in 2016. During the three months ended June 30, 2016, the Company made a prepayment of $10,000, in addition to the scheduled quarterly principal payment of $5,469. Under the Amendment, two additional prepayments of $5,000 each are due by September 30, 2016 and December 30, 2016. These prepayments will be applied to the scheduled principal installments under the Credit Agreement in inverse order of maturity, beginning with the final principal balance due on October 1, 2020. The original scheduled quarterly principal installment payments under the Credit Agreement are unchanged by the Amendment.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 8—Long-term Debt (Continued)

The Company's outstanding balances under the Credit Agreement, presented net of certain debt issuance costs on the condensed consolidated balance sheets, were:

	As of June 30, 2016	As of December 31, 2015
Debt outstanding under term loan, current portion	$31,875	$21,875
Debt issuance costs, current portion	(389)	(389)
Current portion of long-term debt, net	$31,486	$21,486

Debt outstanding under term loan, long-term	$72,188	$103,125
Debt outstanding under revolver, long-term	35,000	35,000
Debt issuance costs, long-term	(1,265)	(1,459)
Long-term debt, net	$105,923	$136,666

Future long-term debt principal payments are as follows:

Years Ending December 31,
2016 (remaining 6 months)	$20,938
2017	21,876
2018	21,876
2019	21,876
2020	52,497
Total	$139,063

Interest expense, including amortization of debt issuance costs, was:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2016	2015	2016	2015
$1,144	$78	$2,293	$148

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

Under certain contractual rights arrangements, the Company may be obligated to pay up to approximately $7,200 over an estimated period of approximately four years if certain milestones are achieved.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 9—Commitments and Contingencies (Continued)

In connection with the acquisition of iBiquity, the Company evaluated the potential synergies and future operations of the combined entity and implemented a restructuring plan in the fourth quarter of 2015, impacting approximately 70 employees. As of December 31, 2015, the Company had accrued $5,517 of severance and related costs. For the six months ended June 30, 2016, the Company recorded additional severance and related costs of $225 within operating expenses in the condensed consolidated statement of operations. During the six months ended June 30, 2016, the Company paid $4,252 of severance and related costs, and as of June 30, 2016, $1,490 remained accrued under certain separation agreements, which is expected to be paid over the next year.

Note 10—Income Taxes

Income taxes for quarterly periods are computed using the estimated annual effective tax rate for the year along with discrete items identified in the quarter.

For the six months ended June 30, 2016 and 2015, the Company's effective tax rate was approximately 39% and 33%, respectively. The effective tax rate for 2016 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit and non-creditable foreign withholding taxes, partially offset by certain foreign earnings subject to lower tax rates and research and development tax credits. The effective tax rate for 2015 differed from the US statutory rate primarily due to the impact of foreign operations, as the Company's tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes and non-deductible stock-based compensation.

The Company has a strategy of commercializing certain non-US intellectual property rights from outside the US. In line with this strategy, in June 2016, the Company completed the implementation of an intercompany transfer of certain intellectual property licensing rights acquired from iBiquity to certain of the Company's foreign subsidiaries. The transaction was implemented to align with the Company's current operating processes, to optimize the global legal, operational and tax structure, and to maximize the use of available net operating loss carryforwards acquired from iBiquity. The transaction will not have a significant impact on the Company’s effective tax rate in 2016 but should benefit future periods as a result of the non-US income being subject to lower tax rates and the ability to amortize the intellectual property for tax purposes in the foreign jurisdictions.

As of June 30, 2016 and December 31, 2015, the Company's uncertain tax positions were $19,652 and $19,454, respectively, of which $9,112 was recorded in other long-term liabilities for both periods. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The slight increase was primarily due to uncertain tax positions relating to research and development tax credits. The Company believes that within the next twelve months it is reasonably possible that unrecognized tax benefits will decrease by approximately $300 due to the expiration of certain statutes of limitations. Any resolution of the Company's uncertain tax positions may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

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

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to the local tax authorities. For the three months ended June 30, 2016 and 2015, withholding taxes were $1,097 and $576, respectively. For the six months ended June 30, 2016 and 2015, withholding taxes were $1,811 and $982, respectively. The increase in withholding taxes from 2015 to 2016 is primarily due to increases in revenue resulting from the iBiquity acquisition in October 2015.

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

The computation of basic and diluted net income per common share was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$4,685	$2,287	$5,222	$3,341
Denominator:
Weighted average shares outstanding	17,568	17,580	17,489	17,521
Effect of dilutive securities:
Stock options	253	651	224	633
Restricted stock	138	169	149	161
ESPP	6	15	5	11
Weighted average diluted shares outstanding	17,965	18,415	17,867	18,326
Basic net income per common share	$0.27	$0.13	$0.30	$0.19
Diluted net income per common share	$0.26	$0.12	$0.29	$0.18
Anti-dilutive shares excluded from the determination of diluted net income per share	1,900	443	2,066	504

Note 12— Subsequent Event

On August 8, 2016, the Company announced that the Board of Directors approved a quarterly dividend program. The first dividend declared was $0.02 per common share, which is payable on August 31, 2016 to stockholders of record on August 22, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial performance or position, future economic conditions, our business strategy, plans or expectations, our future effective tax rates, and our objectives for future operations, including relating to our technologies, products, and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q and in other documents we file with the Securities and Exchange Commission (SEC). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances, unless otherwise required by law.

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

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have either incorporated our technologies, copyrights, trademarks, patents or know-how without a license or who have under-reported the amount of royalties owed under license agreements with us. We continue to invest in our compliance and enforcement infrastructure to support the value of our intellectual property to us and our licensees and to improve the long-term realization of revenues from our intellectual property. As a result of these activities, from time to time, we recognize royalty revenues that relate to consumer electronics manufacturing activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. While we consider such revenues to be a part of our normal operations, we cannot predict such recoveries or the amount or timing of such revenues.

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

Our research and development (R&D) expenses consist primarily of compensation and related benefits and expenses for research and development personnel, engineering consulting expenses associated with new product and technology development, the commercialization of our R&D engineering efforts, and quality assurance and testing costs. R&D costs are expensed as incurred.

Acquisition of iBiquity

On October 1, 2015, we completed the acquisition of iBiquity Digital Corporation ("iBiquity"). iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and digital data services such as album cover art, weather and real-time traffic updates. iBiquity's partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that this acquisition extends our strategy of delivering a personalized, immersive and compelling audio experience across the entertainment value chain and complements our existing suite of technology and content delivery solutions while enabling us to strengthen our position in the large automotive market. For additional information, refer to Note 5, "Business Combination." The financial results include iBiquity from the date of acquisition.

Executive Summary

Highlights

•
HD Radio technology has expanded our automotive footprint and positioned us for continued growth in 2016 and beyond. As a result, we achieved the highest revenue quarter in our history with $48.7 million in total revenue in the second quarter of 2016.

•	Excluding royalty recoveries, revenue in the second quarter of 2016 increased by 42% compared to the prior year quarter.

•	Revenues from the mobile market increased 37% in the second quarter of 2016 compared to the prior year quarter.

Trends, Opportunities, and Challenges

Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our focus to providing end-to-end audio solutions to the network-connected markets both in the home and on-the-go, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-connected markets. Additionally, with our recent acquisition of iBiquity, we have extended our presence in the car, which is another key personal entertainment environment for consumers.

We have signed agreements with a number of network-connected digital TV, mobile device and PC manufacturers to incorporate DTS audio solutions into their products. We have also pursued partnerships to expand the integration of our premium audio technologies into streaming and downloadable content. To date, our technologies have been integrated into tens of thousands of titles, and we continue to work with numerous partners to expand our presence in streaming and downloadable content, including 3DGo, CinemaNow, FandangoNOW, Starz, Alibaba Tmall Box, Carrefour's Nolim Films and LeEco. Additionally, we have maintained a strategy focused on increasing DTS support among providers of streaming and downloadable solutions and tools within the cloud-based content delivery ecosystem, working with partners such as Amazon Web Services, NexStreaming, Deluxe Digital Distribution and CastLabs.

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

Results of Operations

Revenue

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended June 30,	$48,655	$34,426	$14,229	41%
Six months ended June 30,	$93,850	$68,363	$25,487	37%

Revenue for the three months ended June 30, 2016 and 2015 included $0.9 million and $0.8 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenue for the six months ended June 30, 2016 and 2015 included $3.5 million and $2.5 million, respectively, of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

In the first quarter of 2016, we reorganized aspects of our business to better align with the three core entertainment environments that we believe will drive our long-term revenue growth – home, mobile and automotive. We believe that going forward, it is most informative for our revenue to be classified into these three categories. Our "home" category primarily includes revenues from TVs, game consoles, Blu-ray players, AVRs, soundbars, set-top-boxes and wireless speakers. Historically, revenues from TVs and wireless speakers were included in a category we referred to as "network-connected." Our "mobile" category primarily includes revenues from smartphones, tablets and PCs. Historically, revenues from this market were included in our "network-connected" category. Our "automotive" category includes revenues from both our legacy automotive products and revenues from HD Radio technology. In our discussion below, we have reclassified revenue categories from the prior year period to conform with our current presentation. With the addition of HD Radio technology, our revenue mix has shifted compared to prior year periods, with the automotive market representing more and the home market representing less as a proportion of total revenues, creating a more balanced portfolio.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Excluding the impact of royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the automotive market, largely driven by revenue from the HD Radio technology acquired from iBiquity in the fourth quarter of 2015. Royalties from the automotive market increased by over 300% and represented over 35% and 10% of total revenues in the second quarter of 2016 and 2015, respectively. Revenues from the mobile market also increased, up 37%, driven primarily by increased royalties from smartphones and tablets. Revenues from the mobile market represented under 15%

of total revenues in both periods. These increases were partially offset by decreases in royalties from the home market, which was down 5%, primarily due to TVs and a market decline in Blu-ray standalone players. Revenue from TVs was down partially due to the timing and impact of certain contract renewals. Revenues from the home market represented over 45% and 70% of total revenues in the second quarter of 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Excluding the impact of royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the automotive market, largely driven by revenue from the HD Radio technology acquired from iBiquity in the fourth quarter of 2015. Royalties from the automotive market increased by over 300% and represented over 35% and 10% of total revenues in the first half of 2016 and 2015, respectively. Revenues from the mobile market also increased, up 31%, driven primarily by increased royalties from smartphones and tablets. Revenues from the mobile market represented under 15% of total revenues in the first half of both 2016 and 2015. These increases were partially offset by decreases in royalties from the home market, which was down 9%, primarily due to TVs and a market decline in Blu-ray standalone players. Revenue from TVs was down partially due to the timing and impact of certain contract renewals. Revenues from the home market represented over 45% and 70% of total revenues in the first half of 2016 and 2015, respectively.

For the remainder of 2016, we expect to see growth primarily in the automotive and mobile markets, driven by royalties from our HD Radio technology and wider adoption of DTS mobile solutions by smartphone manufacturers, respectively. Over the long-term, we expect to achieve growth in all three of our key markets – home, mobile and automotive – as we expand our footprint in terms of both products and geographies served.

Gross Profit

	2016	%	2015	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended June 30,	$42,444	87%	$31,683	92%	(5)%
Six months ended June 30,	$81,548	87%	$62,836	92%	(5)%

The decrease in our gross profit margin for both periods was driven primarily by cost of sales resulting from our acquisition of iBiquity in October 2015, including an increase in amortization expense due to newly acquired intangible assets, as well as certain ongoing third party royalties assumed in the acquisition.

Selling, General and Administrative (SG&A)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended June 30,	$20,771	$18,186	$2,585	14%
% of Revenue	43%	53%
Six months ended June 30,	$45,280	$37,969	$7,311	19%
% of Revenue	48%	56%

The dollar increase in SG&A for both periods was primarily due to higher employee related costs and professional service costs. The higher employee related costs largely resulted from higher compensation expense due to increased headcount resulting from the iBiquity acquisition in October 2015. The higher professional service costs primarily related to legal and tax consulting fees. For the remainder of 2016, we expect SG&A to continue to represent a lower percentage of total revenue compared to prior year periods.

Research and Development (R&D)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended June 30,	$12,612	$9,611	$3,001	31%
% of Revenue	26%	28%
Six months ended June 30,	$25,299	$19,239	$6,060	31%
% of Revenue	27%	28%

The dollar increase in R&D for both periods was primarily driven by an increase in employee related costs, largely due to increased headcount resulting from the iBiquity acquisition in October 2015.

Interest and Other Expense, Net

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended June 30,	$(1,240)	$(458)	$(782)	(171)%
Six months ended June 30,	$(2,399)	$(619)	$(1,780)	(288)%

Interest and other expense, net, for both periods increased primarily due to higher interest expense on debt. As of June 30, 2016 and 2015, our outstanding debt balance was $139.1 million and $25.0 million, respectively. The increase in debt was due to a new credit agreement entered into with Wells Fargo Bank, National Association ("Wells Fargo") and other lenders, entered into in connection with the iBiquity acquisition in October 2015.

Income Taxes

	2016	2015
	($ in thousands)
Six months ended June 30,	$3,348	$1,668
Effective tax rate	39%	33%

Our quarterly effective tax rates are based in part upon projections of our annual pre-tax results. The effective tax rate for 2016 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit and non-creditable foreign withholding taxes, partially offset by certain foreign earnings subject to lower tax rates and research and development tax credits. The effective tax rate for 2015 differed from the US statutory rate primarily due to the impact of foreign operations, as our tax rates in foreign countries are generally lower than the US statutory rate, which was partially offset by non-creditable foreign withholding taxes and non-deductible stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $43.8 million, compared to $61.9 million at December 31, 2015. As of June 30, 2016, $13.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

Net cash provided by operating activities was $6.3 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows from operating activities are primarily impacted by net income adjusted for certain non-cash items and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were also impacted by the timing of cash receipts for certain receivables and the timing of payments related to certain liabilities, including annual incentive compensation payments.

We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as corporate bonds and commercial paper. Net cash provided by investing activities totaled $6.8 million for the six months ended June 30, 2016 and were primarily driven by sales and maturities of investments, partially offset by purchases of investments. Net cash used in investing activities totaled $35.8 million for the six months ended June 30, 2015 and were primarily driven by purchases of investments.

Net cash used in financing activities was $21.6 million for the six months ended June 30, 2016, which primarily resulted from repayments and prepayments of long-term borrowings and cash paid for shares withheld for taxes upon settlement of stock-based awards. Net cash used in financing activities was $12.6 million for the six months ended June 30, 2015, which primarily resulted from purchases of treasury stock.

Credit Facility

On October 1, 2015, we entered into a credit agreement with Wells Fargo and other lenders which provides us with (i) a $50.0 million revolving line of credit (the "Revolver") and (ii) a $125.0 million secured term loan (the "Term Loan"). As of June 30, 2016, $104.1 million and $35.0 million remained outstanding under the Term Loan and Revolver, respectively. All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5.5 million of the principal amount of the Term Loan is due and payable in quarterly installments, with the remaining balance due and payable on October 1, 2020. In June 2016, we made a prepayment of $10.0 million of the Term Loan in addition to the scheduled quarterly installment of $5.5 million, pursuant to the First Amendment to Credit Agreement, entered into on June 24, 2016. Additionally, we are required to prepay two additional prepayments of $5.0 million each by September 30, 2016 and December 30, 2016. Refer to Note 8, "Long-term Debt," for additional information.

We anticipate that repayment of the credit agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, or by entering into a new credit facility. As of and during the six months ended June 30, 2016, we were in compliance with all loan covenants.

Common Stock Repurchases and Dividends

In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of June 30, 2016, we had repurchased 1.0 million shares under this authorization for an aggregate of $26.6 million. All shares repurchased under this authorization were accounted for as treasury stock.

On August 8, 2016, we announced that our Board of Directors approved a quarterly dividend program. The first dividend declared was $0.02 per common share, which is payable on August 31, 2016 to stockholders of record on August 22, 2016. We intend to continue to pay cash dividends as a means of returning capital to stockholders, subject to cash availability and our view that cash dividends are in the best interests of our stockholders. We currently anticipate increasing the dividend as our cash flow grows over time.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2015. As of June 30, 2016, our total amount of unrecognized tax benefits was $19.7 million. We believe that within the next twelve months it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain statutes of limitations.

Under certain contractual rights arrangements, we may be obligated to pay up to $7.2 million over an estimated period of approximately four years if certain milestones are achieved.

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

Recently Issued Accounting Standards

Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. There have been no material changes in our market risks during the quarter ended June 30, 2016.

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt, which has a variable interest rate. As of June 30, 2016, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $1.4 million on our income before income taxes. As of June 30, 2016, we did not hold any investments. In the past, our interest income has been sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term corporate bonds, marketable securities and US government securities.

Exchange Rate Risk

During the six months ended June 30, 2016, we derived over 75% of our revenues from sales outside the US, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. During the six months ended June 30, 2016, substantially all of our revenues were denominated in US dollars. We do have foreign currency risk on certain operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $11.8 million for the six months ended June 30, 2016. Based on the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the six months ended June 30, 2016, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

As permitted by SEC staff interpretive guidance for newly acquired businesses, management has excluded iBiquity from its assessment of internal control over financial reporting as of June 30, 2016, because the acquisition was consummated on October 1, 2015. For additional information on this acquisition, refer to Note 6, "Business Combinations," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016. We are currently in the process of finalizing the integration of internal controls over financial reporting relating to iBiquity into our existing control environment.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2016, over 75% of our revenues were derived internationally.

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

In October 2015, we entered into a credit agreement with Wells Fargo Bank, National Association and other lenders, which provides us with a $50.0 million secured revolving line of credit and a $125.0 million secured term loan. In June 2016, we made a prepayment of $10.0 million of the term loan in addition to the scheduled quarterly installment of $5.5 million, pursuant to the First Amendment to Credit Agreement, entered into on June 24, 2016. Additionally, we are required to prepay two additional prepayments of $5.0 million each by September 30, 2016 and December 30, 2016. As of June 30, 2016, we had $139.1 million outstanding under the credit agreement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended June 30, 2016, and 1,025,800 shares remained available for repurchase under this authorization.

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

DTS, Inc.

Date:	August 8, 2016	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)

Date:	August 8, 2016	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
10.1*	Amended and Restated DTS, Inc. 2013 Employee Stock Purchase Plan		DEF 14A	000-50335-161556924	4/6/2016
10.2*	Amended and Restated DTS, Inc. 2013 Foreign Subsidiary Employee Stock Purchase Plan		DEF 14A	000-50335-161556924	4/6/2016
10.3
First Amendment to Credit Agreement, dated as of June 24, 2016, by and among DTS, Inc., the Subsidiary Guarantors party and certain of the Lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent
			8-K	000-50355-161743184	6/30/2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
__________________________________

*	Indicates management contract, arrangement or compensatory plan.

‡
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.