Form 10-Q
period 2016-09-30
DTS, INC.
filed 2016-11-07
CIK 1226308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016 a total of 17,872,368 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DTS, INC.
FORM 10-Q

INTRODUCTORY NOTE

On September 19, 2016, DTS, Inc. (the "Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tessera Technologies, Inc. (“Tessera”), Tempe Holdco Corporation, a wholly owned subsidiary of Tessera (“Holdco”), Tempe Merger Sub Corporation, a wholly owned subsidiary of Holdco and Arizona Merger Sub Corporation, a wholly owned subsidiary of Holdco (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, among other things, Merger Sub will merge with and into the Company (the “DTS Merger”), with the Company surviving the DTS Merger as a wholly owned subsidiary of Holdco. As a result of the DTS Merger, the Company’s stockholders will cease to own shares in the Company, and will be entitled to receive the merger consideration in exchange for their shares. Following the DTS Merger, the Company’s common stock will cease to be listed on the Nasdaq Global Select Market. On October 21, 2016, the Company filed a definitive proxy statement (the “Proxy Statement”), which was mailed to its stockholders on or about October 24, 2016, in connection with a special meeting of its stockholders (the “Special Meeting”) to be held on December 1, 2016, to seek adoption of the Merger Agreement, among other things. Additional information about the Merger Agreement and the DTS Merger can be found in the Proxy Statement and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2016, each available on the SEC’s website at www.sec.gov.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on management’s beliefs, assumptions and expectations concerning the statements relating to regulatory approvals and the expected timing, completion and effects of the DTS Merger and other future events and the transaction’s potential effects on the Company, including, but not limited to, statements relating to anticipated financial and operating results, the Company’s plans, objectives, expectations and intentions, cost savings and other statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Forward-looking statements often contain words such as “believe,” “may,” “forecast,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” or similar words, or the negative of these words. Actual results may differ materially from the results anticipated in these forward looking statements due to various factors, including, without limitation:

•	the effect of the announcement of the DTS Merger on the Company's business relationships, operating results and business generally;

•	the ability to obtain the Company's stockholder approval;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the payment of the termination fee provided by the Merger Agreement;

•	the ability to satisfy conditions to the transaction on the proposed terms and timeframe;

•	the possibility that the DTS Merger does not close when expected or at all;

•	the outcome of pending or future litigation against the Company, Tessera or others in connection with the Merger Agreement;

•	the ability to meet expectations regarding the timing and completion of the DTS Merger;

•	the amount of the costs, fees, expenses and charges related to the DTS Merger;

•	the Company's ability to evolve its technologies, products, and services, or develop new technologies, products, and services, that are acceptable to its customers or the evolving markets;

•	the Company's ability to develop proprietary technologies in markets in which “open standards” are adopted;

•	political, economic, currency and other risks associated with the Company's operations;

•	the Company's ability to protect its intellectual property;

•	risks associated with competition;

•	the failure of Tessera to obtain the necessary debt financing to complete the DTS Merger;

•	the risk that the DTS Merger disrupts the Company's current operations, including its relationship with its customers, or affects its ability to retain or recruit key employees;

•	limitations placed on the Company's ability to operate its business by the Merger Agreement; and

•	other risks and uncertainties.

These and other risks and uncertainties are difficult to predict, involve uncertainties that may materially affect actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company does not undertake any obligation to update any forward-looking statement to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this quarterly report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Investors, potential investors and others are urged to carefully consider all such factors and are cautioned not to place undue reliance on these forward-looking statements.

DTS, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share data)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,686	$52,208
Short-term investments	13,083	9,657
Accounts receivable, net of allowance for doubtful accounts of $245 and $541 at September 30, 2016 and December 31, 2015, respectively	26,911	12,454
Prepaid expenses and other current assets	7,832	5,855
Income taxes receivable	2,276	4,130
Total current assets	76,788	84,304
Property and equipment, net	28,076	29,022
Intangible assets, net	144,907	157,936
Goodwill	90,692	108,726
Deferred income taxes	41,866	24,018
Other long-term assets	9,348	3,934
Total assets	$391,677	$407,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,792	$5,979
Accrued expenses	17,963	22,960
Deferred revenue	3,096	5,711
Income taxes payable	80	123
Current portion of long-term debt, net	26,486	21,486
Total current liabilities	54,417	56,259
Long-term debt, net	100,552	136,666
Other long-term liabilities	12,419	9,983
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock—$0.0001 par value, 5,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding	—	—
Common stock—$0.0001 par value, 70,000 shares authorized at September 30, 2016 and December 31, 2015; 22,501 and 21,988 shares issued at September 30, 2016 and December 31, 2015, respectively; 17,834 and 17,321 shares outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	272,479	258,660
Treasury stock, at cost—4,667 at September 30, 2016 and December 31, 2015	(111,331)	(111,331)
Accumulated other comprehensive income	778	778
Retained earnings	62,360	56,922
Total stockholders' equity	224,289	205,032
Total liabilities and stockholders' equity	$391,677	$407,940

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$48,749	$30,673	$142,599	$99,036
Cost of revenue	6,449	2,702	18,751	8,229
Gross profit	42,300	27,971	123,848	90,807
Operating expenses:
Selling, general and administrative	26,283	21,348	71,563	59,317
Research and development	13,489	9,320	38,788	28,559
Change in fair value of contingent consideration	—	(400)	—	(400)
Total operating expenses	39,772	30,268	110,351	87,476
Operating income (loss)	2,528	(2,297)	13,497	3,331
Interest and other expense, net	(1,234)	(173)	(3,633)	(792)
Income (loss) before income taxes	1,294	(2,470)	9,864	2,539
Provision for income taxes	724	332	4,072	2,000
Net income (loss)	$570	$(2,802)	$5,792	$539
Net income (loss) per common share:
Basic	$0.03	$(0.16)	$0.33	$0.03
Diluted	$0.03	$(0.16)	$0.32	$0.03
Weighted average shares outstanding:
Basic	17,701	17,255	17,560	17,431
Diluted	18,637	17,255	18,126	18,167
Cash dividend declared per common share	$0.02	$—	$0.02	$—

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$570	$(2,802)	$5,792	$539
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available-for-sale securities and other, net	(4)	1	—	3
Total comprehensive income (loss)	$566	$(2,801)	$5,792	$542

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,792	$539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,103	10,838
Stock-based compensation charges	9,581	8,678
Deferred income taxes	(3,317)	(5,310)
Excess tax benefits from stock-based awards	(486)	(914)
Change in fair value of contingent consideration	—	(400)
Amortization of debt issuance costs	460	—
Other	45	353
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(13,015)	(669)
Prepaid expenses and other assets	(2,658)	881
Accounts payable, accrued expenses and other liabilities	(4,277)	(1,884)
Deferred revenue	(2,615)	(2,831)
Income taxes receivable/payable	4,790	4,758
Net cash provided by operating activities	$14,403	$14,039
Cash flows from investing activities:
Purchases of available-for-sale investments	(26,718)	(34,666)
Maturities of available-for-sale investments	11,125	8,800
Sales of available-for-sale investments	12,125	2,502
Cash paid for business combinations, net	(2,404)	—
Purchases of property and equipment	(2,530)	(2,525)
Purchases of intangible assets	(2,429)	(1,853)
Other investing activities	—	(300)
Net cash used in investing activities	$(10,831)	$(28,042)
Cash flows from financing activities:
Repayments of long-term borrowings	(31,406)	—
Payment of contingent consideration	(480)	—
Holdback and other payments related to business combinations	(1,170)	—
Proceeds from the issuance of common stock under stock-based compensation plans	6,138	7,962
Cash paid for shares withheld for taxes	(2,308)	(2,864)
Dividend payments	(354)	—
Excess tax benefits from stock-based awards	486	914
Purchases of treasury stock	—	(19,147)
Net cash used in financing activities	$(29,094)	$(13,135)
Net change in cash and cash equivalents	(25,522)	(27,138)
Cash and cash equivalents, beginning of period	52,208	99,435
Cash and cash equivalents, end of period	$26,686	$72,297
Significant non-cash transactions:
Holdbacks for business combinations	$1,658	$—

See accompanying notes to condensed consolidated financial statements.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DTS, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2016, and the results of operations and cash flows for the periods presented. All intercompany transactions have been eliminated in consolidation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 7, 2016.

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

Pending Acquisition by Tessera Technologies, Inc.

On September 19, 2016, the Company entered into the Merger Agreement, which provides, upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving the DTS Merger as a wholly owned subsidiary of Holdco. Following the completion of the DTS Merger, DTS common stock will cease to be listed on the Nasdaq Global Select Market.

At the effective time of the DTS Merger, each outstanding share of DTS common stock (other than shares that are held by Tessera or Holdco, or any of their respective subsidiaries or held by DTS as treasury stock, or that are owned by DTS, Merger Sub or any wholly owned subsidiary of DTS, and shares with respect to which appraisal rights pursuant to Section 262 of the Delaware General Corporation Law are properly exercised and not withdrawn) will be automatically converted into the right to receive $42.50 in cash, without interest and less any required tax withholding. The Special Meeting is scheduled to be held on December 1, 2016 to consider and vote upon, among other things, a proposal to adopt the Merger Agreement.

At the effective time of the DTS Merger, (i) each then outstanding, in-the-money, vested option to purchase shares of DTS common stock will be canceled, and the holder of such option will be entitled to receive cash as set forth in the Merger Agreement; (ii) each then outstanding, out-of-the-money, vested or unvested option and each then outstanding, in-the-money, unvested option to purchase shares of DTS common stock will be assumed by Holdco and converted into an option to purchase shares of Holdco common stock pursuant to the exchange ratio set forth in the Merger Agreement; (iii) each vested DTS restricted stock unit award will be canceled, and the holder of such restricted stock unit award will be entitled to receive cash as set forth in the Merger Agreement; (iv) each unvested DTS restricted stock unit award will be assumed by Holdco and converted into a Holdco restricted stock unit award pursuant to the exchange ratio set forth in the Merger Agreement; and (v) each then outstanding DTS performance-based restricted stock unit (“PSU”) award (treating for this purpose any performance-based vesting condition to which such PSU award is subject as of the effective time of the DTS Merger or was as of the date of the Merger Agreement as having been attained at the “target level”) will become fully vested and canceled, and the holder of such PSU award will be entitled to receive cash as set forth in the Merger Agreement.

The transaction is expected to close in December 2016. Consummation of the transaction remains subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement by the Company’s stockholders; (ii) the absence of any injunctions or any other legal order prohibiting or restraining the DTS Merger; (iii) subject to certain exceptions, the accuracy of the Company’s and Tessera’s representations and warranties in the Merger Agreement; (iv) performance by the Company and Tessera of their respective obligations, covenants and agreements contained in the Merger Agreement; and (v) the absence of any material adverse effect on the Company.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 1—Basis of Presentation (Continued)

The Merger Agreement contains customary representations and warranties made by each of the Company and Tessera, and also contains customary pre-closing covenants, including covenants, among others, (i) for each of the parties to use its reasonable best efforts to cause the DTS Merger to be consummated; (ii) for the Company to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without Tessera’s consent; (iii) for the Company not to declare or pay any dividend (whether in cash, stock, property or otherwise) in respect of any shares of DTS common stock and (iv) for the Company not to solicit, initiate or knowingly take any action to facilitate or encourage any alternative acquisition proposal or proposal or inquiry that constitutes, or would reasonably be expected to lead to, an alternative acquisition proposal.

The Merger Agreement contains certain termination rights for each of the Company and Tessera, including in the event that (i) the DTS Merger is not consummated on or before February 28, 2017; (ii) the approval of the stockholders of the Company is not obtained at the Special Meeting; or (iii) the Company terminates the Merger Agreement to enter into a binding agreement providing for a superior proposal. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including a termination of the Merger Agreement by the Company to enter into a binding agreement providing for a superior proposal, the Company must pay to Tessera a termination fee equal to $25,500 in cash.

The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on September 20, 2016, and is hereby incorporated by reference. Additionally, the Proxy Statement filed by the Company on October 21, 2016 describes the Merger Agreement and the DTS Merger in more detail. Investors and stockholders of DTS are urged to read the Proxy Statement and any other relevant documents that have been or will be filed with the SEC carefully and in their entirety because they contain or will contain important information about the DTS Merger.

For both the three and nine months ended September 30, 2016, the Company's condensed consolidated statements of operations included $3,116 of operating expenses associated with the DTS Merger.

Acquisitions

In the third quarter of 2016, the Company completed two immaterial acquisitions related to the Company's HD Radio technology. Both purchases were accounted for using the acquisition method of accounting. The Company considers the allocations of the purchase price for both acquisitions to be immaterial to the condensed consolidated financial statements. The Company's financial results include these acquisitions from their dates of acquisition.

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

ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this ASU in the first quarter of 2016. For information on measurement period adjustments relating to the acquisition of iBiquity Digital Corporation, refer to Note 5, "Business Combination."

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Based Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of accounting for stock-based compensation transactions, including income tax consequences and presentation on the statement of cash flows. For public business entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued. The Company is evaluating the impact of adoption of this ASU on its consolidated financial statements.

Note 3—Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments, classified as available-for-sale, consisted of:

	As of September 30, 2016	As of December 31, 2015
Cash and cash equivalents:
Cash	$13,765	$16,257
Money market accounts	10,923	35,951
Commercial paper	1,998	—
Total cash and cash equivalents	$26,686	$52,208
Short-term investments:
Corporate bonds	$12,091	$9,657
Commercial paper	992	—
Total short-term investments	$13,083	$9,657

The Company had no material gross realized or unrealized holding gains or losses from its investments for the periods presented within this quarterly report. The contractual maturities of investments as of September 30, 2016 were all due within one year.

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
The Company's financial assets and liabilities, measured at fair value on a recurring basis, were:

		Fair Value Measurements
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016
Corporate bonds	$12,091	$—	$12,091	$—
Commercial paper	$992	$—	$992	$—
As of December 31, 2015
Corporate bonds	$9,657	$—	$9,657	$—
Contingent consideration(1)	$(480)	$—	$—	$(480)
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

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 5—Business Combination

On October 1, 2015, the Company completed the acquisition of iBiquity Digital Corporation (“iBiquity”), pursuant to the Agreement and Plan of Merger, dated August 31, 2015. The acquisition was accounted for under the acquisition method of accounting. On September 30, 2016, the Company finalized the purchase price allocation:

	Weighted Average Estimated Useful Life (years)		Preliminary Fair Value as of December 31, 2015	Measurement Period Adjustments (1)		Final Fair Value
Cash and cash equivalents			$20,837			$20,837
Short-term investments			4,000			4,000
Accounts receivable			13,468	644	(2)	14,112
Prepaid expenses and other current assets			1,058	131	(3)	1,189
Property and equipment			1,656			1,656
Goodwill			58,370	(20,299)	(4)	38,071
Identifiable intangible assets:
Customer relationships	10	70,225
Developed technology	10	33,590
Tradenames	10	9,590
IPR&D		7,583
Total identifiable intangible assets			120,988			120,988
Other long-term assets			190	(60)	(3)	130
Deferred tax assets (liabilities), net			(13,058)	21,258	(5)	8,200
Accounts payable			(535)			(535)
Accrued expenses			(21,402)	(1,882)	(6)	(23,284)
Deferred revenue			(1,019)			(1,019)
Other long-term liabilities			(6,783)	208	(5)	(6,575)
Total purchase price			$177,770	—		$177,770
_______________________________________

(1) All adjustments were recorded prospectively within the Company's condensed consolidated balance sheet.

(2) Primarily consists of the recognition of underreported royalty recoveries owed to iBiquity prior to the close of the acquisition, which were collected during the measurement period.

(3) Consists of miscellaneous working capital and other immaterial adjustments.

(4) Represents the net impact to goodwill of all measurement period adjustments recorded.

(5) Primarily consists of the finalization of the measurement of acquired net operating loss carryforwards (NOLs) that can be realized, subject to the limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). During the measurement period, the Company was in the process of determining the amount of additional NOLs that would be available if certain unrealized gains attributed to periods before the ownership change date are recognized. In connection with the intercompany transfer of intellectual property rights discussed in Note 10, “Income Taxes,” the Company finalized the measurement of the amount of additional NOLs that are available if certain unrealized gains attributable to periods before the ownership change date are recognized. The decrease to other long-term liabilities is primarily due to the finalization of the measurement of certain uncertain tax positions.

(6) Primarily consists of adjustments to the estimated fair value of certain acquired legal contingencies and certain rebate accruals, determined based on information obtained during the measurement period.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)

Note 6—Goodwill and Other Intangible Assets

The changes in the Company's goodwill were:

Goodwill
Balance at December 31, 2015	$108,726
Purchase price allocation adjustments, net	(20,299)
Increase due to current period business combinations	2,265
Balance at September 30, 2016	$90,692

The Company's other intangible assets were:

	Weighted Average Life (Years)	As of September 30, 2016			As of December 31, 2015
		Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9	$116,838	$(31,513)	$85,325	$116,026	$(22,039)	$93,987
Acquired technology	9	56,151	(18,375)	37,776	52,073	(14,071)	38,002
Tradenames	9	12,912	(3,683)	9,229	12,851	(2,452)	10,399
Contractual rights	5	8,363	(3,833)	4,530	7,713	(2,527)	5,186
Patents	5	5,155	(1,821)	3,334	3,805	(1,538)	2,267
Trademarks	10	919	(468)	451	894	(417)	477
Non-compete	2	553	(496)	57	492	(457)	35
Total amortizable intangible assets		$200,891	$(60,189)	$140,702	$193,854	$(43,501)	$150,353
IPR&D		4,205	—	4,205	7,583	—	7,583
Total other intangible assets		$205,096	$(60,189)	$144,907	$201,437	$(43,501)	$157,936

During the nine months ended September 30, 2016, the Company reclassified $3,378 of IPR&D assets not previously subject to amortization to amortizable intangible assets.

Amortization of intangible assets included in the Company's condensed consolidated statements of operations was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$5,111	$2,392	$15,085	$7,146
Operating expenses	543	266	1,620	792
Total amortization of intangible assets	$5,654	$2,658	$16,705	$7,938

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 6—Goodwill and Other Intangible Assets (Continued)

The Company expects the future amortization of amortizable intangible assets held at September 30, 2016 to be as follows:

Years Ending December 31,	Estimated Amortization Expense
2016 (remaining 3 months)	$5,775
2017	22,640
2018	20,559
2019	19,142
2020	15,676
2021 and thereafter	56,910
Total	$140,702

Note 7—Accrued Expenses

Accrued expenses consisted of:

	As of September 30, 2016	As of December 31, 2015
Accrued payroll and related benefits	$13,670	$17,998
Contingent consideration	—	480
Other	4,293	4,482
Total accrued expenses	$17,963	$22,960

Note 8—Long-term Debt

On October 1, 2015, the Company entered into a credit agreement with Wells Fargo Bank, National Association and other lenders (the "Credit Agreement"), which provided the Company with a term loan and a revolver. On June 24, 2016, the Company entered into the First Amendment to Credit Agreement (the "Amendment") in connection with the intercompany transfer of intellectual property rights discussed in Note 10, "Income Taxes." The Amendment requires the Company to make prepayments of $20,000 of the term loan in 2016. During the three months ended June 30 and September 30, 2016, the Company made prepayments of $10,000 and $5,000, respectively, in addition to the scheduled quarterly principal payments of $5,469 in each quarter. Under the Amendment, the final prepayment of $5,000 is due by December 30, 2016. These prepayments will be applied to the scheduled principal installments under the Credit Agreement in inverse order of maturity, beginning with the final principal balance due on October 1, 2020. The original scheduled quarterly principal installment payments under the Credit Agreement are unchanged by the Amendment.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 8—Long-term Debt (Continued)

The Company's outstanding balances under the Credit Agreement, presented net of certain debt issuance costs on the condensed consolidated balance sheets, were:

	As of September 30, 2016	As of December 31, 2015
Debt outstanding under term loan, current portion	$26,875	$21,875
Debt issuance costs, current portion	(389)	(389)
Current portion of long-term debt, net	$26,486	$21,486

Debt outstanding under term loan, long-term	$66,719	$103,125
Debt outstanding under revolver, long-term	35,000	35,000
Debt issuance costs, long-term	(1,167)	(1,459)
Long-term debt, net	$100,552	$136,666

Future long-term debt principal payments are as follows:

Years Ending December 31,
2016 (remaining 3 months)	$10,469
2017	21,876
2018	21,876
2019	21,876
2020	52,497
Total	$128,594

Interest expense, including amortization of debt issuance costs, was:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2016	2015	2016	2015
$983	$75	$3,276	$223

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 9—Commitments and Contingencies (Continued)

In connection with the acquisition of iBiquity, the Company evaluated the potential synergies and future operations of the combined entity and implemented a restructuring plan in the fourth quarter of 2015, impacting approximately 70 employees. As of December 31, 2015, the Company had accrued $5,517 of severance and related costs. For the nine months ended September 30, 2016, the Company recorded additional severance and related costs of $200 within operating expenses in the condensed consolidated statement of operations. During the nine months ended September 30, 2016, the Company paid $4,682 of severance and related costs, and as of September 30, 2016, $1,035 remained accrued under certain separation agreements, which is expected to be paid within the next nine months.

Litigation

Robert Garfield v. DTS, Inc.

On October 26, 2016, an alleged stockholder of the Company filed a putative class action lawsuit, captioned Robert Garfield v. DTS, Inc., et al., Case Number TBD, in the Superior Court of California, Ventura County. The defendants are the Company, the members of its Board of Directors, the Company's financial advisor in connection with the DTS Merger, and Tessera. The complaint alleges that the Company's directors breached their fiduciary duties by agreeing to inadequate merger consideration and engaging in a sales process that is in their best interests, but not the interests of the Company's other stockholders, and that the Company and its directors committed a breach of fiduciary duty by causing the issuance of a Proxy Statement that fails to disclose all material facts concerning the DTS Merger. The complaint alleges that the Company's financial advisor and Tessera abetted the purported breaches. The complaint seeks an order enjoining the merger or, if it is consummated, an order rescinding it. The complaint also seeks a reduction in the termination fee payable by the Company to Tessera, plus damages and attorneys’ fees. The Company believes the complaint is meritless and intends to defend the action.

Paul Parshall v. DTS, Inc.

On November 2, 2016, an alleged stockholder of the Company filed a putative class action lawsuit, captioned Paul Parshall v. DTS, Inc., et al., Case Number 12870-CB, in the Court of Chancery of the State of Delaware. The defendants are the Company, the members of its Board of Directors, Tessera, Tempe Holdco Corporation, Tempe Merger Sub Corporation, and Arizona Merger Sub Corporation. The complaint alleges that the Company's directors breached their fiduciary duties by causing the issuance of a Proxy Statement that fails to disclose all material facts concerning the DTS Merger. The complaint alleges that the Company, Tessera, Tempe Holdco Corporation, Tempe Merger Sub Corporation, and Arizona Merger Sub Corporation abetted the individuals’ purported breaches. The complaint seeks an order enjoining the merger or, if it is consummated, an order rescinding it, plus rescissory damages and attorneys’ fees. The Company believes the complaint is meritless and intends to defend the action.

Note 10—Income Taxes

Income taxes for quarterly periods are computed using the estimated annual effective tax rate for the year along with discrete items identified in the quarter.

For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate was approximately 41% and 79%, respectively. The effective tax rate for 2016 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, partially offset by certain foreign earnings subject to lower tax rates and research and development tax credits. The effective tax rate for 2015 differed from the US statutory rate primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, partially offset by certain foreign earnings subject to lower tax rates, the federal tax deduction for domestic production activities and state research and development tax credits.

DTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Amounts in thousands, except per share data)
Note 10—Income Taxes (Continued)

The Company has a strategy of commercializing certain non-US intellectual property rights from outside the US. In line with this strategy, in June 2016, the Company completed the implementation of an intercompany transfer of certain intellectual property licensing rights acquired from iBiquity to certain of the Company's foreign subsidiaries. The transaction was implemented to align with the Company's current operating processes, to optimize the global legal, operational and tax structure, and to allow for the efficient recovery of net operating loss carryforwards acquired from iBiquity. The transaction will not have a material impact on the Company’s effective tax rate in 2016 but should benefit future periods as a result of the non-US income being subject to lower tax rates and the ability to amortize the intellectual property for tax purposes in the foreign jurisdictions.

As of September 30, 2016 and December 31, 2015, the Company's uncertain tax positions were $18,743 and $19,454, respectively, of which $9,604 and $9,112, respectively, were recorded in other long-term liabilities. The remaining amounts were recorded as a reduction to non-current deferred tax assets. The decrease was primarily due to the reversal of an uncertain tax position relating to the deductibility of certain expenses. The Company believes that within the next twelve months it is reasonably possible that unrecognized tax benefits will decrease by approximately $300 due to the expiration of certain statutes of limitations. Any resolution of the Company's uncertain tax positions may impact the Company's effective tax rate. The Company believes its accruals for uncertain tax positions are adequate for all open years, based on the assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Inherent uncertainties exist in estimating accruals for uncertain tax positions due to the progress of income tax audits and changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's consolidated financial statements. Interest expense and penalties related to income taxes are included in income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the US and other foreign jurisdictions. The Company is no longer subject to income tax examinations by the Internal Revenue Service (IRS) for years prior to 2013 and by the California Franchise Tax Board (FTB) for years prior to 2011 except for certain prior period carryforwards. Significant judgment is required in determining the consolidated provision for income taxes as the Company considers each tax jurisdiction's taxable earnings and the impact of the tax audit process. The final outcome of tax audits by the IRS, the FTB or other state tax authorities, and various foreign tax authorities could differ materially from amounts reflected in the condensed consolidated financial statements.

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to the local tax authorities. For the three months ended September 30, 2016 and 2015, withholding taxes were $711 and $632, respectively. For the nine months ended September 30, 2016 and 2015, withholding taxes were $2,522 and $1,614, respectively. The increase in withholding taxes for the nine month period is primarily due to increases in revenue resulting from the iBiquity acquisition in October 2015.

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

The computation of basic and diluted net income (loss) per common share was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$570	$(2,802)	$5,792	$539
Denominator:
Weighted average shares outstanding	17,701	17,255	17,560	17,431
Effect of dilutive securities:
Stock options	638	—	363	568
Restricted stock	278	—	192	159
ESPP	20	—	11	9
Weighted average diluted shares outstanding	18,637	17,255	18,126	18,167
Basic net income (loss) per common share	$0.03	$(0.16)	$0.33	$0.03
Diluted net income (loss) per common share	$0.03	$(0.16)	$0.32	$0.03
Anti-dilutive shares excluded from the determination of diluted net income (loss) per share	305	3,779	1,475	535

Note 12— Dividend

On August 8, 2016, the Company announced that the Board of Directors approved a cash dividend of $0.02 per common share, which was paid on August 31, 2016 to stockholders of record on August 22, 2016. Dividend payments for the three and nine months ended September 30, 2016 were $354, and were recorded as a reduction to retained earnings. Pursuant to the Merger Agreement with Tessera, the Company is not permitted to declare or pay any dividend without Tessera's consent.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "anticipates," "estimates," "expects," "intends," "projections," "may," "can," "will," "should," "potential," "plan," "continue" and similar expressions are intended to identify those assertions as forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our ability to complete the DTS Merger and the timing of such completion, our ability to satisfy the closing conditions specified in the Merger Agreement, including receipt of stockholder approval, the risk that the proposed transactions contemplated by the Merger Agreement disrupt current plans and operations, increase operating costs or create potential difficulties in customer and employee retention as a result of the announcement and consummation of such transactions, our future financial performance or position, future economic conditions, our business strategy, plans or expectations, our future effective tax rates, and our objectives for future operations, including relating to our technologies, products, and services. Although forward-looking statements in this report reflect our good faith judgment, such statements are based on facts and factors currently known by us. We caution readers that forward-looking statements are not guarantees of future performance and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under "Risk Factors" contained in Part II, Item 1A in this quarterly report on Form 10-Q and in other documents we file with the Securities and Exchange Commission (SEC). Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update these forward-looking statements to reflect future events or circumstances, unless otherwise required by law.

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

Pending Acquisition by Tessera Technologies, Inc.

On September 19, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Tessera Technologies, Inc. ("Tessera") agreed to acquire DTS for $42.50 per share in an all cash transaction (the "DTS Merger"). The DTS Merger is expected to close in December 2016 subject to certain conditions, including stockholder approval. For additional information, refer to Note 1, "Basis of Presentation."

Acquisitions

On October 1, 2015, we completed the acquisition of iBiquity Digital Corporation ("iBiquity"). iBiquity is the exclusive developer and licensor of HD Radio technology, the sole FCC-approved method for upgrading AM/FM broadcasting from analog to digital. HD Radio technology provides compelling benefits, including improved audio quality, expanded content choices and digital data services such as album cover art, weather and real-time traffic updates. Our HD Radio partners include leading automakers, consumer electronics and broadcast equipment manufacturers, radio broadcasters, semiconductor and electronic component manufacturers and retailers. We believe that this acquisition has extended our strategy of delivering a personalized, immersive and compelling audio experience across the entertainment value chain and complements our existing suite of technology and content delivery solutions while enabling us to strengthen our position in the large automotive market. For additional information, refer to Note 5, "Business Combination."

In the third quarter of 2016, we completed two immaterial acquisitions related to our HD Radio technology.

Our financial results include all acquisitions from their respective dates of acquisition.

Executive Summary

Highlights

•
HD Radio technology has expanded our automotive footprint, with automotive royalties comprising over 35% of total revenues for the third quarter of 2016, positioning us for continued growth in 2016 and beyond.

•	Excluding royalty recoveries, revenue in the third quarter of 2016 increased by 61% compared to the prior year quarter, driven largely by royalties from HD Radio technology acquired in October 2015.

•	Revenues from the mobile market increased 43% in the third quarter of 2016 compared to the prior year quarter.

Trends, Opportunities, and Challenges

Historically, our revenue was primarily dependent upon the DVD and Blu-ray Disc based home theater markets. Because we are a mandatory technology in the Blu-ray standard, our revenue stream from this market is closely tracking the sales trend of Blu-ray equipped players, game consoles and PCs. However, the market for optical disc based media players has slowed in favor of a growing trend toward network-based delivery of entertainment content to network-connected devices. In response to this shift in entertainment delivery and consumption over the past several years, we have transitioned our focus to providing end-to-end audio solutions to the network-connected markets both in the home and on-the-go, and we believe that our mandatory position in the Blu-ray standard has given us the ability to extend the reach of our audio into the growing network-

connected markets. Additionally, with our acquisition of iBiquity, we have extended our presence in the car, which is another key personal entertainment environment for consumers.

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

Results of Operations

Revenue

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$48,749	$30,673	$18,076	59%
Nine months ended September 30,	$142,599	$99,036	$43,563	44%

Revenue for the three months ended September 30, 2016 and 2015 included $1.2 million and $1.1 million, respectively, of royalties recovered through intellectual property compliance and enforcement activities, which we characterize as "royalty recoveries." Revenue for the nine months ended September 30, 2016 and 2015 included $4.7 million and $3.7 million, respectively, of royalty recoveries. While we believe royalty recoveries are a normal and ongoing aspect of our business, royalty recoveries may cause revenues to be higher than expected during a particular period and may not occur in subsequent periods. Therefore, unless otherwise noted, to provide a more comparable analysis, the impact of royalty recoveries has been excluded from our revenue discussion below.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Excluding the impact of royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the automotive market, largely driven by revenue from the HD Radio technology acquired from iBiquity in the fourth quarter of 2015. Royalties from the automotive market increased by over 300%, primarily due to royalties from HD Radio technology, and represented over 35% and 10% of total revenues in the third quarter of 2016 and 2015, respectively. Revenues from the mobile market also increased, up 43%, driven primarily by increased royalties from smartphones. Revenues from the mobile market represented roughly 15% of total revenues in both periods. Revenues from the home market also increased, up 12%, primarily due to increased royalties from TVs. Revenues from the home market represented roughly 50% and 70% of total revenues in the third quarter of 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Excluding the impact of royalty recoveries, the increase in revenues was primarily attributable to increased royalties from the automotive market, largely driven by revenue from the HD Radio technology acquired from iBiquity in the fourth quarter of 2015. Royalties from the automotive market increased by over 300%, primarily due to royalties from HD Radio technology, and represented over 35% and 10% of total revenues in 2016 and 2015, respectively. Revenues from the mobile market also increased, up 35%, driven primarily by increased royalties from smartphones and tablets. Revenues from the mobile market represented under 15% of total revenues in both 2016 and 2015. These increases were partially offset by decreases in royalties from the home market, which was down 3%, primarily due to TVs and a market decline in Blu-ray standalone players. Revenues from the home market represented over 45% and 70% of total revenues in 2016 and 2015, respectively.

Gross Profit

	2016	%	2015	%	Percentage point change in gross profit margin
	($ in thousands)
Three months ended September 30,	$42,300	87%	$27,971	91%	(4)%
Nine months ended September 30,	$123,848	87%	$90,807	92%	(5)%

The decrease in our gross profit margin for both periods was driven primarily by cost of sales resulting from our acquisition of iBiquity in October 2015, including an increase in amortization expense due to acquired intangible assets, as well as certain ongoing third party royalties assumed in the acquisition.

Selling, General and Administrative (SG&A)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$26,283	$21,348	$4,935	23%
% of Revenue	54%	70%
Nine months ended September 30,	$71,563	$59,317	$12,246	21%
% of Revenue	50%	60%

The dollar increase in SG&A for both periods was primarily due to higher employee related costs and professional service costs. The higher employee related costs largely resulted from higher accruals for estimated employee incentive compensation and higher compensation expense due to increased headcount resulting from the iBiquity acquisition in October 2015. The higher professional service costs primarily related to due diligence costs associated with the DTS Merger and other legal and tax consulting fees.

Research and Development (R&D)

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$13,489	$9,320	$4,169	45%
% of Revenue	28%	30%
Nine months ended September 30,	$38,788	$28,559	$10,229	36%
% of Revenue	27%	29%

The dollar increase in R&D for both periods was primarily driven by an increase in employee related costs, largely due to increased headcount resulting from the iBiquity acquisition in October 2015, and higher accruals for estimated employee incentive compensation.

Interest and Other Expense, Net

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$(1,234)	$(173)	$(1,061)	(613)%
Nine months ended September 30,	$(3,633)	$(792)	$(2,841)	(359)%

Interest and other expense, net, for both periods increased primarily due to higher interest expense on debt. As of September 30, 2016 and 2015, our outstanding debt balance was $128.6 million and $25.0 million, respectively. The increase in debt was due to a new credit agreement entered into with Wells Fargo Bank, National Association ("Wells Fargo") and other lenders, entered into in connection with the iBiquity acquisition in October 2015.

Income Taxes

	2016	2015
	($ in thousands)
Nine months ended September 30,	$4,072	$2,000
Effective tax rate	41%	79%

Our quarterly effective tax rates are based in part upon projections of our annual pre-tax results. The effective tax rate for 2016 differed from the US statutory rate of 35% primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, partially offset by certain foreign earnings subject to lower tax rates and research and development tax credits. The effective tax rate for 2015 differed from the US statutory rate primarily due to the impact of a foreign loss in a jurisdiction that will not result in a tax benefit, non-creditable foreign withholding taxes and non-deductible transaction costs, partially offset by certain foreign earnings subject to lower tax rates, the federal tax deduction for domestic production activities and state research and development tax credits.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and short-term investments of $39.8 million, compared to $61.9 million at December 31, 2015. As of September 30, 2016, $13.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, they would be subject to US federal and state income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest funds outside of the US and our current plans do not demonstrate a need to repatriate them to fund our US operations.

Net cash provided by operating activities was $14.4 million and $14.0 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows from operating activities are primarily impacted by net income adjusted for certain non-cash items and the effect of changes in working capital and other operating activities. The operating cash flows for both periods were also impacted by the timing of cash receipts for certain receivables, including large payments relating to certain minimum guarantee arrangements, and the timing of payments related to certain liabilities, including payments of severance and related costs.

We typically use cash in investing activities to purchase office equipment, fixtures, computer hardware and software, engineering and certification equipment for securing patent and trademark protection for our proprietary technology and brand names, and to purchase investments such as corporate bonds and commercial paper. Net cash used in investing activities totaled $10.8 million for the nine months ended September 30, 2016 and was comprised of purchases of investments, purchases of property and equipment and intangible assets, and cash paid for business combinations, partially offset by maturities and sales of investments. Net cash used in investing activities totaled $28.0 million for the nine months ended September 30, 2015 and was primarily driven by purchases of investments, partially offset by maturities and sales of investments.

Net cash used in financing activities was $29.1 million for the nine months ended September 30, 2016, which primarily resulted from repayments and prepayments of long-term borrowings and cash paid for shares withheld for taxes upon settlement of stock-based awards, partially offset by proceeds from the issuance of common stock under stock-based compensation plans. Net cash used in financing activities was $13.1 million for the nine months ended September 30, 2015, which primarily resulted from purchases of treasury stock, partially offset by proceeds from the issuance of common stock under stock-based compensation plans.

Pending Acquisition by Tessera Technologies, Inc.

In connection with the DTS Merger, we have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the completion of the DTS Merger. In addition, without the consent of Tessera, we may not, among other things, declare any dividend, repurchase any of our common stock, incur capital expenditures above specified thresholds or incur additional indebtedness. We do not believe these restrictions will prevent us from meeting our debt repayment obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next twelve months.

Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Tessera a termination fee of $25.5 million.

Credit Facility

On October 1, 2015, we entered into a credit agreement with Wells Fargo and other lenders which provides us with (i) a $50.0 million revolving line of credit (the "Revolver") and (ii) a $125.0 million secured term loan (the "Term Loan"). As of September 30, 2016, $93.6 million and $35.0 million remained outstanding under the Term Loan and Revolver, respectively. All advances under the Revolver will become due and payable on October 1, 2020 or earlier in the event of a default. $5.5 million of the principal amount of the Term Loan is due and payable in quarterly installments, with the remaining balance due and payable on October 1, 2020. In June 2016 and September 2016, we made prepayments of $10.0 million and $5.0 million, respectively, on the Term Loan in addition to the scheduled quarterly installments of $5.5 million in each quarter, pursuant to the First Amendment to Credit Agreement, entered into on June 24, 2016. Additionally, we are required to prepay an additional prepayment of $5.0 million by December 30, 2016. Refer to Note 8, "Long-term Debt," for additional information.

We anticipate that repayment of the credit agreement will be satisfied with our future available cash and cash equivalents and operating cash flows, by renewing the credit facility, by entering into a new credit facility, or through completion of the DTS Merger. As of and during the nine months ended September 30, 2016, we were in compliance with all loan covenants.

Common Stock Repurchases and Dividends

In February 2014, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 2.0 million shares of our common stock in the open market or in privately negotiated transactions. As of September 30, 2016, we had repurchased 1.0 million shares under this authorization for an aggregate of $26.6 million. All shares repurchased under this authorization were accounted for as treasury stock.

On August 8, 2016, we announced that our Board of Directors approved a cash dividend of $0.02 per common share, which was paid on August 31, 2016 to stockholders of record on August 22, 2016. During both the three and nine months ended September 30, 2016, dividend payments were $0.4 million.

Pursuant to the Merger Agreement, we are not permitted to pay dividends or repurchase any shares of our common stock without Tessera's consent.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2015. As of September 30, 2016, our total amount of unrecognized tax benefits was $18.7 million. We believe that within the next twelve months it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain statutes of limitations.

Under certain contractual rights arrangements, we may be obligated to pay up to $7.2 million over an estimated period of approximately four years if certain milestones are achieved.

In connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Tessera a termination fee of $25.5 million.

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

Recently Issued Accounting Standards

Refer to Note 2, "Recent Accounting Pronouncements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk represents the risk of loss arising from adverse changes in interest rates and foreign exchange rates. There have been no material changes in our market risks during the quarter ended September 30, 2016.

Interest Rate Risk

Our interest rate risk relates primarily to interest expense on our debt, which has a variable interest rate. As of September 30, 2016, a one percentage point change in interest rates on our debt throughout a one-year period would have an annual effect of approximately $1.3 million on our income before income taxes. Our interest income is also sensitive to changes in the general level of US interest rates, particularly since a significant portion of our investments have been, and may in the future be, in short-term and long-term corporate bonds, marketable securities and US government securities. The average maturity of our investment portfolio is less than one year. Due to the nature and maturity of our investments, we have concluded that there is no material market risk exposure to our principal at September 30, 2016. As of September 30, 2016, a one percentage point change in interest rates on our cash and investments through a one-year period would have an annual effect of approximately $0.4 million on our income before taxes.

Exchange Rate Risk

During the nine months ended September 30, 2016, we derived approximately 80% of our revenues from sales outside the US, and maintain international research, sales, marketing and business development offices. Therefore, our results could be negatively affected by factors such as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our revenues are denominated in US dollars and, accordingly, we are not exposed to significant foreign currency risk on these items. During the nine months ended

September 30, 2016, substantially all of our revenues were denominated in US dollars. We do have foreign currency risk on certain operating expenses such as salaries and overhead costs of our foreign operations and cash maintained by these operations. Operating expenses, including cost of revenue, of our foreign subsidiaries that are predominantly denominated in a currency other than the US dollar were approximately $20.5 million for the nine months ended September 30, 2016. Based on the expenses for this period, a 10% or greater change in foreign currency rates throughout a one-year period could have a material impact on our condensed consolidated statement of operations.

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the US dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into the US dollar in consolidation. As exchange rates fluctuate, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During the nine months ended September 30, 2016, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries' financial statements was immaterial to our condensed consolidated financial statements.

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

As permitted by SEC staff interpretive guidance for newly acquired businesses, management has excluded iBiquity from its assessment of internal control over financial reporting as of September 30, 2016, because the acquisition was consummated on October 1, 2015. For additional information on this acquisition, refer to Note 6, "Business Combinations," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016. We are currently in the process of finalizing the integration of internal controls over financial reporting relating to iBiquity into our existing control environment.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of its business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of its technologies and trademarks.

On October 26, 2016, an alleged stockholder of the Company filed a putative class action lawsuit, captioned Robert Garfield v. DTS, Inc., et al., Case Number TBD, in the Superior Court of California, Ventura County. The defendants are the Company, the members of its Board of Directors, the Company's financial advisor in connection with the DTS Merger, and Tessera. The complaint alleges that the Company's directors breached their fiduciary duties by agreeing to inadequate merger consideration and engaging in a sales process that is in their best interests, but not the interests of the Company's other stockholders, and that the Company and its directors committed a breach of fiduciary duty by causing the issuance of a Proxy Statement that fails to disclose all material facts concerning the DTS Merger. The complaint alleges that the Company's financial advisor and Tessera abetted the purported breaches. The complaint seeks an order enjoining the merger or, if it is consummated, an order rescinding it. The complaint also seeks a reduction in the termination fee payable by the Company to Tessera, plus damages and attorneys’ fees. The Company believes the complaint is meritless and intends to defend the action.

On November 2, 2016, an alleged stockholder of the Company filed a putative class action lawsuit, captioned Paul Parshall v. DTS, Inc., et al., Case Number 12870-CB, in the Court of Chancery of the State of Delaware. The defendants are the Company, the members of its Board of Directors, Tessera, Tempe Holdco Corporation, Tempe Merger Sub Corporation, and Arizona Merger Sub Corporation. The complaint alleges that the Company's directors breached their fiduciary duties by causing the issuance of a Proxy Statement that fails to disclose all material facts concerning the DTS Merger. The complaint alleges that the Company, Tessera, Tempe Holdco Corporation, Tempe Merger Sub Corporation, and Arizona Merger Sub Corporation abetted the individuals’ purported breaches. The complaint seeks an order enjoining the merger or, if it is consummated, an order rescinding it, plus rescissory damages and attorneys’ fees. The Company believes the complaint is meritless and intends to defend the action.

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

Risks Related to the Pending Acquisition by Tessera

* The failure to complete the proposed DTS Merger could adversely affect our business and our stock price.

Completion of the DTS Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the adoption by our stockholders of the Merger Agreement. If we are unable to consummate the DTS Merger, the price of our common stock may drop. In addition, under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $25.5 million in the event the DTS Merger is not consummated. Further, a failure to complete the DTS Merger may result in negative publicity for the Company. Any disruption to our business resulting from the announcement and pendency of the DTS Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers and vendors, could continue or accelerate in the event of a failure to complete the DTS Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the DTS Merger, if the DTS Merger is not consummated.

* The announcement and pendency of our agreement to be acquired by Tessera could have an adverse effect on our business.

Uncertainty about the effect of the DTS Merger on our employees and customers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the DTS Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the DTS Merger, which could materially adversely affect our business and operations.

Our customers may experience uncertainty associated with the DTS Merger, including with respect to current or future business relationships with us, which could result in an adverse effect on our business, operations and financial position in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the DTS Merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

* The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the DTS Merger and, in specified circumstances, could require us to pay to Tessera a termination fee.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from (i) soliciting, initiating or knowingly taking any action to facilitate or encourage any acquisition proposal or proposal or inquiry that constitutes, or would reasonably be expected to lead to, an acquisition proposal and (ii) withdrawing or changing our board of directors’ recommendation in favor of the DTS Merger or approving or recommending any competing acquisition proposal. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied. A termination in this instance, among others, would result in us being required to pay Tessera a termination fee of $25.5 million. These provisions could discourage a third party that may have an interest in acquiring us from considering or proposing a competing acquisition proposal with us, even if such third party were prepared to pay consideration with a higher value than the value of the merger consideration.

* Lawsuits have been filed against the Company, the members of our Board of Directors, our financial advisor and Tessera challenging Tessera’s acquisition of the Company, and an adverse ruling may prevent the DTS Merger from being completed in a timely manner if at all.

Two class action lawsuits have been filed against us and Tessera, challenging Tessera’s acquisition of the Company. The lawsuits seek, among other things, to enjoin consummation of the DTS Merger. One of the conditions to the consummation of the DTS Merger is the absence of any injunctions or any other legal order prohibiting or restraining the DTS Merger. As such, if either plaintiff is successful in their efforts, then Tessera’s acquisition of the Company may not be consummated at all or within the expected timeframe. For additional information regarding this litigation, refer to Note 9, “Commitments and Contingencies,” of our condensed consolidated financial statements included in this report.

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

During the nine months ended September 30, 2016, approximately 80% of our revenues were derived internationally.

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

In October 2015, we entered into a credit agreement with Wells Fargo Bank, National Association and other lenders, which provides us with a $50.0 million secured revolving line of credit and a $125.0 million secured term loan. In 2016, we have made prepayments of $15.0 million of the term loan in addition to the scheduled quarterly installments of $5.5 million, pursuant to the First Amendment to Credit Agreement, entered into on June 24, 2016. Additionally, we are required to prepay one additional prepayment of $5.0 million by December 30, 2016. As of September 30, 2016, we had $128.6 million outstanding under the credit agreement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 17, 2014, we announced a share repurchase program that was authorized by the Board of Directors in February 2014, for us to repurchase up to two million shares of our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. This share repurchase program does not have an expiration date. There was no stock repurchase activity during the quarter ended September 30, 2016, and 1,025,800 shares remained available for repurchase under this authorization. Pursuant to the Merger Agreement, we are not permitted to repurchase any shares of our common stock without Tessera's consent.

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

DTS, Inc.

Date:	November 7, 2016	by:	/s/ JON E. KIRCHNER
Jon E. Kirchner Chairman and Chief Executive Officer (Duly Authorized Officer)

Date:	November 7, 2016	by:	/s/ MELVIN L. FLANIGAN
Melvin L. Flanigan Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Filed with this Form 10-Q
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated September 19, 2016, by and among DTS, Inc., Tessera Technologies, Inc., Tempe Holdco Corporation, Tempe Merger Sub Corporation and Arizona Merger Sub Corporation		8-K	000-50335-161893016	9/20/2016
3.1	Composite Certificate of Incorporation		10-K	000-50335-13698275	3/18/2013
3.2	Amended and Restated Bylaws		8-K	000-50335-15628362	2/18/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1‡	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
32.2‡	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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